Form 10-Q
period 1997-11-03
STAR BUFFET INC
filed 1997-12-18
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: NOVEMBER 3, 1997
                                                ----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 0-6054

                                STAR BUFFET, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            84-1433454
-------------------------------                               -------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


                               440 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 463-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes          No   X
                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF DECEMBER 11, 1997 THERE WERE 5,450,000 SHARES OF COMMON STOCK, $ .001 PAR VALUE, OUTSTANDING.

                                STAR BUFFET, INC.

                                      INDEX


                                                                                            PAGE
                                                                                            ----
PART I. FINANCIAL INFORMATION

    ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

       CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 3, 1997 AND JANUARY 27, 1997                2

       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE AND FORTY WEEKS
           ENDED NOVEMBER 3, 1997 AND NOVEMBER 4, 1996                                        4

       CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE FORTY WEEKS ENDED NOVEMBER
           3, 1997 AND SIXTEEN WEEKS ENDED NOVEMBER 4, 1996                                   5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                             7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                           11

 PART II.  OTHER INFORMATION

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                       16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                17

                                STAR BUFFET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

PART I:  FINANCIAL INFORMATION


ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS



                                           NOVEMBER 3,      JANUARY 27,
ASSETS                                        1997             1997
                                           -----------      -----------
Current assets:
  Cash and cash equivalents                $14,771,000      $   353,000
  Short term investments                            --          180,000
  Receivables                                  311,000           71,000
  Inventories                                  445,000          383,000
  Deferred taxes, net                          207,000          193,000
  Prepaid expenses                             470,000           84,000
                                           -----------      -----------

  Total current assets                      16,204,000        1,264,000
                                           -----------      -----------

Property, buildings and equipment, at
  cost, less accumulated depreciation
                                            15,175,000       12,430,000
                                           -----------      -----------

Real property and equipment under
  capitalized leases, at cost, less
  accumulated amortization                   2,361,000        2,396,000
                                           -----------      -----------

Other assets:
  Notes receivable, net of current
    portion                                  3,023,000               --
  Deposits and other                         1,378,000          375,000
                                           -----------      -----------

  Total other assets                         4,401,000          375,000
                                           -----------      -----------

Goodwill, less accumulated
  amortization                               1,321,000               --
Other intangible assets                        299,000          318,000
                                           -----------      -----------

  Total intangible assets                    1,620,000          318,000
                                           -----------      -----------
Total assets                               $39,761,000      $16,783,000
                                           ===========      ===========




See Accompanying Notes to Consolidated Financial Statements

                                STAR BUFFET, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)



LIABILITIES AND                                  NOVEMBER 3,      JANUARY 27,
STOCKHOLDERS' EQUITY                                1997             1997
                                                 -----------      -----------
Current liabilities:
  Accounts payable - trade                       $ 1,943,000      $ 2,226,000
  Accrued liabilities                              2,755,000        2,206,000
  Current maturities of obligations under
    capital leases                                   253,000          239,000
                                                 -----------      -----------

      Total current liabilities                    4,951,000        4,671,000
                                                 -----------      -----------

  Capitalized lease obligations                    2,171,000        2,370,000
                                                 -----------      -----------


  Preferred stock, $.001 par value;
    authorized 1,500,000 shares; none
    issued or outstanding                                 --               --
  Common stock, $.001 par value; authorized
    18,500,000 shares; issued and
    outstanding 5,450,000 and 0 shares                 5,000               --
  Additional paid-in capital                      29,997,000        9,272,000
  Retained earnings                                2,637,000          470,000
                                                 -----------      -----------
      Total stockholders' equity                  32,639,000        9,742,000
                                                 -----------      -----------

Total liabilities and stockholders' equity       $39,761,000      $16,783,000
                                                 ===========      ===========



See Accompanying Notes to Consolidated Financial Statements

                                STAR BUFFET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    FORTY            SIXTEEN
                                                  TWELVE WEEKS ENDED             WEEKS ENDED        WEEKS ENDED
                                            ------------------------------       -------------------------------
                                            NOVEMBER 3,        NOVEMBER 4,       NOVEMBER 3,        NOVEMBER 4,
                                               1997(1)           1996(2)           1997(3)            1996(4)
                                            ------------       -----------       ------------       ------------
Total revenues                              $ 12,178,000       $ 9,573,000       $ 41,484,000       $ 12,599,000

Costs and expenses
   Food costs                                  4,063,000         3,426,000         13,578,000          4,550,000
   Labor costs                                 3,905,000         3,005,000         13,092,000          3,889,000
   Occupancy and other expenses                2,524,000         1,994,000          7,956,000          2,635,000
   General and administrative expenses           502,000           443,000          1,559,000            623,000
   Depreciation and amortization                 487,000           403,000          1,616,000            536,000
                                            ------------       -----------       ------------       ------------

   Total costs and expenses                   11,481,000         9,271,000         37,801,000         12,233,000
                                            ------------       -----------       ------------       ------------

Income from operations                           697,000           302,000          3,683,000            366,000
   Interest expense                              (46,000)          (50,000)          (154,000)           (60,000)
   Interest income                                82,000                --             82,000                 --
                                            ------------       -----------       ------------       ------------

Income before income taxes                       733,000           252,000          3,611,000            306,000

Income tax expense                              (293,000)         (101,000)        (1,444,000)          (122,000)
                                            ------------       -----------       ------------       ------------

Net income                                  $    440,000       $   151,000       $  2,167,000       $    184,000
                                            ============       ===========       ============       ============

Net income per common share                 $       0.12       $      0.06       $       0.74       $       0.07
                                            ============       ===========       ============       ============

Weighted average shares outstanding            3,716,071         2,600,000          2,934,821          2,600,000



(1) Includes HomeTown Buffet and Casa Bonita from August 12, 1997 (12 weeks) and JJ North's from September 30, 1997 (5 weeks).

(2) Includes HomeTown Buffet from August 13, 1996 (12 weeks) and Casa Bonita from October 1, 1996 (5 weeks).

(3) Includes HomeTown Buffet and Casa Bonita from January 28, 1997 (40 weeks) and JJ North's from September 30, 1997 (5 weeks).

(4) Includes HomeTown Buffet for 16 weeks from July 16, 1996 and Casa Bonita for 5 weeks from October 1, 1996.

See Accompanying Notes to Consolidated Financial Statements.

                                STAR BUFFET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        FORTY WEEKS ENDED  SIXTEEN WEEKS ENDED
                                                        -----------------  -------------------
                                                           NOVEMBER 3,         NOVEMBER 4,
                                                               1997               1996
                                                           ------------       ------------
Cash flows from operating activities:
Net income                                                 $  2,167,000       $   184,000
Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                             1,616,000           536,000
    Change in operating assets and liabilities
      Increase in receivables                                  (163,000)          (22,000)
      Increase in other assets                                 (439,000)            7,000
      (Decrease) Increase in accounts payable                  (283,000)          314,000
      Increase in accrued liabilities                           528,000           198,000
                                                           ------------       -----------
          Net cash provided by operating activities           3,426,000         1,217,000

Cash flows used in investing activities:
  Increase in notes receivable                               (3,500,000)               --
  Acquisition, net of cash acquired                          (3,603,000)               --
  Acquisition of property, buildings and equipment           (1,708,000)         (285,000)
  Deposits on future acquisitions                              (911,000)               --
  Payments to CKE for net assets of Casa Bonita              (1,099,000)               --
  Sale of Short Term Investments                                180,000                --
                                                           ------------       -----------

          Net cash used in investing activities             (10,641,000)         (285,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock                     31,199,000                --
  Payment of dividend to CKE                                 (9,323,000)               --
  Principal payment on capital leases                          (151,000)          (17,000)
  Cash payment to CKE                                                --          (127,000)
                                                           ------------       -----------

         Net cash provided (used) by financing activities    21,633,000          (144,000)
                                                           ------------       -----------

Net increase in cash and cash equivalents                    14,418,000           788,000

Cash and cash equivalents at beginning
  of period                                                     353,000            62,000
                                                           ------------       -----------

Cash and cash equivalents at end of period                 $ 14,771,000       $   850,000
                                                           ============       ===========


See Accompanying Notes to Consolidated Financial Statements.

                                STAR BUFFET, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                  FORTY WEEKS ENDED      SIXTEEN WEEKS ENDED
                                                                  -----------------      -------------------
                                                                   NOVEMBER 3, 1997        NOVEMBER 4, 1996
                                                                   ----------------        ----------------
Supplemental disclosures of cash flow
  information

Cash paid for interest                                               $  154,000                $   60,000
                                                                     ==========                ==========

Cash paid for income taxes                                           $        0                $        0
                                                                     ==========                ==========

Non cash investing and financing activities:

     Use of deposit to buy out operating equipment leases            $  366,000                $       --
     Issuance of 2.6 million shares of common stock to CKE
             to acquire interest in Summit Family Restaurants        $1,000,000                $       --

     Assets and liabilities of Casa Bonita assumed                           --                $1,281,000



                                STAR BUFFET, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited combined financial statements, and the notes thereto, included in the Company's Prospectus, dated September 24, 1997, included as part of the Company's Registration Statement on Form S-1 (as amended, the "Registration Statement"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 1997 consolidated financial statements to conform to the fiscal 1998 presentation. The accompanying financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements. In addition, prior to the Formation Transactions described below, the entities comprising the Company operated independently of each other and were not under common control or management until October 1, 1996. As a result, such financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had the Company been a separate, independent company.

The Company was formed by CKE Restaurants, Inc. ("CKE") in July 1997 in connection with the reorganization of CKE's buffet-style restaurant business. Pursuant to a Contribution Agreement among the Company and CKE and certain of their respective subsidiaries, CKE transferred to Summit the net assets of its Casa Bonita Mexican theme restaurants (which were acquired by CKE on October 1,
1996), and Summit transferred substantially all of its assets and liabilities (primarily those relating to the JB's Restaurant system and Galaxy Diner restaurants, but excluding 16 HomeTown Buffet restaurants operated by HTB) to a newly formed subsidiary of CKE. Summit was acquired by CKE on July 16, 1996. Then, CKE contributed the outstanding shares of Summit to the Company in exchange for 2,600,000 shares of the Company's Common Stock. All of the parties to the foregoing transactions (the "Formation Transactions") were, upon completion thereof, direct or indirect wholly owned subsidiaries of CKE, and such Formation Transactions were accounted for as a reorganization among companies under common control. Accordingly, results of operations are presented for the period commencing on July 16, 1996 (the date of CKE's acquisition of Summit), and include results of operations of the two Casa Bonita Mexican theme restaurants only from October 1, 1996 (the date of acquisition by CKE) and the results of operations of seven JJ North's Grand Buffet Restaurants operated by the Company only from September 30, 1997 (the date of acquisition by the Company
- See Note (C) below).

The operating results for the forty week period ended November 3, 1997 include 40 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, 40 weeks of operations for the Company's two Casa Bonita restaurants and five weeks of operations for the seven JJ North's Grand Buffet restaurants operated by the Company. The operations for the 16 week period ended November 4, 1996 include 16 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, and five weeks of operations for the Company's two Casa Bonita restaurants, but do not include the operations for JJ North's Grand Buffet restaurants. Operations prior to acquisition by CKE or the Company are not included.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) INITIAL PUBLIC OFFERING

On September 30, 1997 the Company completed an initial public offering (the "Initial Public Offering") of 3,000,000 shares of its common stock at an Initial Public Offering price of $12.00 per share. Of the 3,000,000 share offering, 2,400,000 shares were sold by the company and 600,000 shares were sold by CKE. On October 7, 1997, the underwriters exercised their over-allotment option and acquired an additional 450,000 shares of common stock. The Initial Public Offering generated total net proceeds to the Company of $31.2 million after commissions and offering expenses. The company has used a portion of the proceeds to pay a dividend to CKE and to repay indebtedness assumed in connection with the acquisition of restaurants. The remaining proceeds are being used for working capital and general corporate purposes (see Part II other information).

NOTE (C) NORTH'S ACQUISITION

Concurrent with the Initial Public Offering, the Company acquired six JJ North's Grand Buffet Restaurants from North's Restaurants, Inc., ("North's") and completed a management agreement for a seventh restaurant. The total cash consideration paid to North's was approximately $4.5 million, and the acquisition was accounted for as a purchase. In connection with the North's acquisition, the Company has entered into a $3.0 million term loan and has made available a $750,000 line of credit to North's. The term loan and line of credit are secured by North's remaining restaurants and bear interest at 8.0%. As of November 3, 1997 the outstanding balance of the term loan and line of credit were $3.0 million and $100,000, respectively.

Selected unaudited pro forma combined results of operations for the forty-week period ended November 3, 1997 and the sixteen weeks ended November 4, 1996, assuming the acquisition occurred on July 16, 1996 using actual restaurant-level margins and general and administrative expenses prior to the acquisition are presented as follows:

                                                 Forty Weeks      Sixteen Weeks
                                                    Ended             Ended
                                                 -----------      -------------
                                                  November 3,       November 4,
                                                     1997              1996
                                                  ----------        -----------
        Total Revenues                            49,399,000        14,532,000
        Net Income                                 1,779,000           181,000
        Net Income per common and common
          equivalent share                             $0.62             $0.07

NOTE (D) STRATEGIC ALLIANCE WITH STACEY'S BUFFET, INC. AND OPTION TO PURCHASE CERTAIN STACEY'S RESTAURANTS

On October 31, 1997 the Company entered into a strategic alliance ("Strategic Alliance") with Stacey's Buffet, Inc. ("Stacey's"). Under the terms of the Strategic Alliance, the Company will manage 23 Stacey's restaurants and provide certain administrative and purchasing services to Stacey's. In exchange for providing the services required under the Strategic Alliance, Stacey's will pay the Company a fee equal to 4.5% of Stacey's revenues plus certain travel and other expenses incurred by the Company in connection with the Strategic Alliance.

In connection with the Strategic Alliance, the Company has entered into a credit agreement with Stacey's. Under terms of the credit agreement, the Company has agreed to make loans to Stacey's in an aggregate principal amount at any time not to exceed $4,500,000 through October 31, 1998 provided, that the aggregate amount of loans to be disbursed (i) during the one month period beginning October 30, 1997 shall not exceed $400,000, (ii) during the period beginning November 25, 1997 and ending January 1, 1998, shall not exceed $310,000, (iii) during the period beginning January 2, 1998 and ending May 1, 1998, shall not exceed $1,125,000, (iv) during the period beginning May 2, 1998 and ending July 31, 1998, shall not exceed $1,300,000 and (v) during the period beginning August 1, 1998 and ending October 31, 1998, shall not exceed $1,365,000. The agreement requires monthly interest payments at the rate of prime plus 4.0% on all outstanding principal amounts up to $4.0 million and prime plus 5.0% on all outstanding principal balances above $4.0 million. The entire outstanding principal balance under the credit agreement is to be repaid on October 31, 2002. As of November 3, 1997, the outstanding principal balance of the Stacey's loan was $400,000.

In consideration for making the loans, the Company received warrants to purchase 1,342,422 shares of Stacey's common stock at an exercise price of $1.00 per share. In addition, the Company received an option to purchase six Stacey's restaurants located in Florida for an aggregate purchase price of approximately $1,065,000. The Company has notified Stacey's of the Company's intent to exercise this option and pay the purchase price by the cancellation of an amount of debt equal to the purchase price.

NOTE (E) NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for both interim and annual fiscal periods ending after December 15, 1997. SFAS 128 introduces and requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share, reflecting the dilutive effects of all common stock equivalents, will also be required. Management has not determined whether the adoption of SFAS 128 will have a material impact on the Company's results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14 "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. It amends FASB Statement No. 94, " Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segments assets, information about the revenues derived from the enterprise's products or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's segment reporting.

                       STAR BUFFET, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On September 23, 1997, CKE Restaurants, Inc. ("CKE") completed a reorganization of its buffet-style restaurant businesses into a new company. Star Buffet, Inc., the new company, was initially composed of 16 HomeTown Buffet restaurants operated by HTB Restaurants, Inc., a wholly owned subsidiary of Summit Family Restaurants Inc. which is a wholly owned subsidiary of the Company, and two Casa Bonita Mexican theme restaurants. The HomeTown Buffet restaurants were acquired by CKE on July 16, 1997 as part of CKE's acquisition of Summit Family Restaurants Inc. ("Summit"), and the Casa Bonita restaurants were acquired by CKE on October 1, 1996 as part of CKE's acquisition of Taco Bueno Restaurants, Inc.

On September 30, 1997, the Company completed its Initial Public Offering of 3,450,000 shares of Common Stock at $12.00 per share. The Company sold
2,850,000 shares, resulting in net proceeds of approximately $31.2 million. The remaining 600,000 shares of Common Stock were sold by CKE as a selling stockholder. Concurrently with the Initial Public Offering, the Company acquired certain operating assets of North's Restaurants, Inc., as a result of which the Company now operates seven JJ North's Grand Buffet restaurants.

The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed combined financial statements, and the notes thereto, presented elsewhere in this Report. The addition of the two Casa Bonita and seven JJ North's Grand Buffet restaurants are the principal reasons for the significant differences when comparing results of operations for the twelve week period ended November 3, 1997 with the results of operations for the twelve week period ended November 4, 1996. Comparability of future periods may also from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies, and the costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company's results of operations.

Consolidated net income for the 12-week period ended November 3, 1997 increased $289,000 or 191.4% to $440,000 or $0.12 per share as compared with net income of $151,000 for the comparable prior year period. The increase in net income is primarily due to the impact of twleve weeks of operating results from the Company's two Casa Bonita restaurants in the current quarter as compared to five weeks of operating results in the prior year comparable period and the impact of the JJ North's acquisition which was completed on September 30, 1997.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Prospectus dated September 24, 1997 and other filings with the Securities and Exchange Commission.

COMPONENTS OF INCOME FROM OPERATIONS

Total revenues include a combination of food and beverage sales and are net of applicable state and city sales taxes.

Food costs primarily consist of the costs of food and beverage items. Various factors beyond the Company's control, including adverse weather and natural disasters, may affect food costs. Accordingly, the Company may incur periodic fluctuations in food costs. Generally, these temporary increases are absorbed by the Company and not passed on to customers; however, management may adjust menu prices to compensate for increased costs of a more permanent nature.

Labor costs include restaurant management salaries, bonuses, hourly wages for unit level employees, various health, life and dental insurance programs, vacations and sick pay and payroll taxes.

Occupancy and other expenses are primarily fixed in nature and generally do not vary with restaurant sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth. Management, supervisory and staff salaries, employee benefits, data processing, training and office supplies are the major items of expense in this category.

The Company records depreciation on its property and equipment on a straight-line basis over their estimated useful lives.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the twelve weeks ended November 3, 1997 and November 4, 1996, the forty weeks ended November 3, 1997 and the sixteen weeks ended November 4, 1996.


                                                                     FORTY WEEKS    SIXTEEN
                                             TWELVE WEEKS ENDED        ENDED      WEEKS ENDED
                                           -----------------------   ------------------------
                                           NOVEMBER 3,  NOVEMBER 4,  NOVEMBER 3,  NOVEMBER 4,
                                              1997         1996         1997         1996
                                              -----        -----        -----        -----
Total revenues                                100.0%       100.0%       100.0%       100.0%
                                              -----        -----        -----        -----

   Costs and expenses
     Food costs                                33.4         35.8         32.6         36.0
     Labor  costs                              32.1         31.4         31.6         30.9
     Occupancy and other expenses              20.7         20.8         19.2         20.9
     General and administrative
       expenses                                 4.1          4.6          3.8          5.0
     Depreciation and amortization              4.0          4.2          3.9          4.3
                                              -----        -----        -----        -----
         Total costs and expenses              94.3         96.8         91.1         97.1
                                              -----        -----        -----        -----
   Income from operations                       5.7          3.2          8.9          2.9
     Interest expense                          (0.4)        (0.5)        (0.4)        (0.5)
     Interest income                            0.7           --          0.2           --
                                              -----        -----        -----        -----

     Income before income taxes                 6.0          2.7          8.7          2.4

   Income tax expense                          (2.4)        (1.1)        (3.5)        (0.9)
                                              -----        -----        -----        -----

   Net income                                   3.6%         1.6%         5.2%         1.5%
                                              =====        =====        =====        =====

   Effective income tax rate                   40.0%        40.1%        40.0%        39.9%
                                              =====        =====        =====        =====

Total revenues increased $2,605,000 or 27.2% from $9.6 million in the twelve weeks ended November 4, 1996 to $12.2 million in the twelve weeks ended November 3, 1997. The increase is primarily due to the impact of the two Casa Bonita restaurants for the full quarter ($1,459,000), the addition of JJ North's Grand Buffet restaurants ($807,000) and a 3.9% or $339,000 same store sales increase in the Company's HomeTown Buffet restaurants.

Food costs as a percentage of total revenues declined from 35.8% and 36.0%, in the respective twelve and sixteen week periods ended November 4, 1996 to 33.4% and 32.6% in the respective twelve and forty week periods ended November 3, 1997. The decline as a percentage of total revenues was attributable to an overall improvement in food cost at the Company's HomeTown Buffet restaurants and the inclusion of Casa Bonita since its acquisition by CKE, which operates at a lower level of food cost due to menu offering differences between the two concepts.

Labor costs as a percentage of total revenues increased from 31.4% and 30.9%, in the respective twelve and sixteen week periods ended November 4, 1996 to 32.1% and 31.6% in the respective twelve and forty week periods ended November 3, 1997. The increase as a percentage of total revenues was primarily attributable to the inclusion of Casa Bonita since its acquisition by CKE, which operates at a higher level of labor costs due to entertainment wages, than the Company's HomeTown Buffet Restaurants.

Occupancy and other expenses as a percentage of total revenues declined from 20.8% and 20.9%, in the respective twelve and sixteen week periods ended November 4, 1996 to 20.7% and 19.2% in the respective twelve and forty week periods ended November 3, 1997. The decline as a percentage of total revenues was primarily attributable to the inclusion of the Company's two Casa Bonita Restaurants since October 1, 1996 which operate at a lower level of occupancy and other costs due to the $5.5 million average annual unit volume of these two restaurants compared to average annual volumes of approximately $2.5 million in the Company's 16 HomeTown Buffet restaurants.

General and administrative costs as a percentage of total revenues declined from 4.6% and 5.0%, in the respective twelve and sixteen week periods ended November 4, 1996 to 4.1% and 3.8% in the respective twelve and forty week periods ended November 3, 1997. The decline as a percentage of total revenues was primarily attributable to the increased revenue base resulting from the inclusion of Casa Bonita since October 1, 1996.

Interest expense as a percentage of total revenues declined from 0.5% in both the twelve and sixteen week periods ended November 4, 1996 to 0.4% in both the twelve and forty week periods ended November 3, 1997. The decline as a percentage of total revenues was primarily attributable to the increased revenue base resulting from the inclusion of Casa Bonita since October 1, 1996.

Interest income of $82,000 for the twelve and forty week periods ended November 3, 1997 was generated by the Company's cash and outstanding notes receivable balances during the period. Prior to September 30, 1997, the Company's excess cash was used to reduce inter-company liabilities between the Company and CKE and therefore no interest income is reflected for the twelve and sixteen week periods ended November 4, 1996.

IMPACT OF INFLATION

Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the federal minimum wage as of October 1, 1996 has resulted in higher labor costs to the Company. An additional increase in the federal minimum wage became effective in September 1997. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. Currently, there are no further scheduled increases in the federal minimum wage. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or if it were able to do so, it could do so in a short period of time.

LIQUIDITY AND CAPITAL RESOURCES

The Company, prior to the reorganization, historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of November 3, 1997, the Company had $14.7 million in cash.

 Cash provided by operations was approximately $3.4 million for the forty weeks ended November 3, 1997 and approximately $1.2 million for the sixteen weeks ended November 4, 1996. The Company completed an Initial Public Offering on September 30, 1997 generating net proceeds after commissions and offering expenses of $31,199,000. Concurrent with the Initial Public Offering, the Company used $9,323,000 to pay a dividend to CKE, $4,514,000 to acquire certain JJ North's restaurants and $1,099,000 to acquire the net assets of two Casa Bonita restaurants. In addition, as of November 3, 1997, the Company has loaned $3.1 million to North's and $400,000 to Stacey's.

The Company, through its Strategic Alliance and Credit Agreement with Stacey's, has agreed to loan Stacey's up to $4.1 million over the next year. In addition, the Company, through its credit agreement with North's has committed to lend up to an additional $650,000 to North's. The Company expects to provide these funds through available cash on hand resulting from the Initial Public Offering.

The Company does not currently have a bank line of credit or other working capital facility available to it. The Company intends to obtain a bank credit facility to support its working capital requirements. Management anticipates that the credit facility will contain customary affirmative and negative covenants, including maintaining certain minimum working capital, net worth and financial ratios and restrictions on the Company's ability to pay dividends on the Company's common stock. There can be no assurance that the Company will be able to arrange a credit facility when required or on terms acceptable to the Company.

The Company intends to expand its operations through the opening of new restaurants and the acquisition of regional buffet chains. In addition, the Company may expand through the purchase of existing restaurant sites which would be converted to one of the Company's restaurant concepts. Management estimates the cost of opening its prototype restaurant to be approximately $1.5 million to $1.7 million assuming leased real estate. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than new unit openings. These costs consist primarily of exterior and interior appearance modifications and certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

The Company believes that the proceeds from the Initial Public Offering and its cash flow from operations will be sufficient to satisfy its working capital, and capital expenditure requirements for at least the next twelve months. The Company may require additional funds to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financings or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions of other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(C)  SECURITIES SOLD AND USE OF PROCEEDS

       (1)    Effective date:                               September 24, 1997
       (2)    Offering date:                                September 30, 1997
       (3)    Not Applicable
       (4)
              (i)   Not applicable
              (ii) Equitable Securities Corp., Everen Securities Inc., Cruttenden Roth Incorporated.
              (iii) Title of Securities Registered: Common Stock $.001 Par Value
              (iv)  Amount registered: 3,450,000 Shares
                    Aggregate offering at $12.00 per share: $41,400,000 (includes 600,000 shares sold by CKE)

The following registered securities were issued by the Company during the twelve weeks ended November 3, 1997:

                                                                             Number of Shares
Date of Sale/Issue                Description of Securities Issued             Sold/Issued
------------------                --------------------------------             -----------
September 30, 1997                          Common Stock                         2,400,000
October 7, 1997                             Common Stock                           450,000
                                                                               -----------
Total shares issued                                                              2,850,000
Price per share                                                                     $12.00
                                                                               -----------
Total proceeds from sale common stock                                          $34,200,000

Use of Proceeds of Initial Public Offering

Actual underwriting discounts and commissions                                    2,394,000
Organization costs                                                                 607,000
                                                                               -----------
Total Expenses                                                                   3,001,000
                                                                               -----------
Net Offering Proceeds                                                          $31,199,000
                                                                               ===========

Amount of net offering proceeds used for:
Dividend to CKE                                                                  9,323,000
Payment to CKE for net assets of Casa Bonita                                     1,099,000
Loan to North's Restaurants, Inc.                                                3,100,000
North's acquisition                                                              4,514,000
Loan to Stacey's Buffet, Inc.                                                      400,000
Remainder                                                                       12,763,000
                                                                               -----------
                                                                               $31,199,000
                                                                               ===========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are attached to this report:

        Exhibit       Description
        Number        of Exhibit
        ------        ----------
        11            Calculation of Earnings per Share
        27.1          Financial Data Schedule.

        (b)    Current Reports on Form 8-K:

               (i) A current report on Form 8-K dated October 16, 1997, as amended by the Current Report on Form 8-K/A dated December 12, 1997, was filed to report the Company's acquisition of the JJ North's Grand Buffet restaurants from North's Restaurants, Inc.
               (ii) A current report on Form 8-K dated November 17, 1997, was filed to report the Company's Strategic Alliance and related agreements with Stacey's Buffet, Inc.

     There were no other items to be reported under Part II of this report.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.


                                    STAR BUFFET, INC.
                                      (Registrant)

Date:  December 18, 1997        By: /s/ Theodore Abajian
       -----------------            --------------------
                                    Theodore Abajian
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    (A duly authorized officer)

                                 EXHIBIT INDEX



        Number        Description
        ------        -----------
        11            Calculation of Earnings per Share
        27.1          Financial Data Schedule.