Form 10-Q/A
period 1997-11-03
STAR BUFFET INC
filed 1997-12-22
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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

(2) Includes HomeTown Buffet from August 13, 1996 (12 weeks) and Casa Bonita from October 1, 1996 (5 weeks).

(3) Includes HomeTown Buffet and Casa Bonita from January 28, 1997 (40 weeks) and JJ North's from September 30, 1997 (5 weeks).

(4) Includes HomeTown Buffet for 16 weeks from July 16, 1996 and Casa Bonita for 5 weeks from October 1, 1996.

See Accompanying Notes to Consolidated Financial Statements.

                                STAR BUFFET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                        FORTY WEEKS ENDED  SIXTEEN WEEKS ENDED
                                                        -----------------  -------------------
                                                           NOVEMBER 3,         NOVEMBER 4,
                                                               1997               1996
                                                           ------------       ------------
Cash flows from operating activities:
Net income                                                 $  2,167,000       $   184,000
Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                             1,616,000           536,000
    Change in operating assets and liabilities
      Increase in receivables                                  (163,000)          (22,000)
      Increase in other assets                                 (439,000)            7,000
      (Decrease) Increase in accounts payable                  (283,000)          314,000
      Increase in accrued liabilities                           436,000           198,000
                                                           ------------       -----------
          Net cash provided by operating activities           3,334,000         1,217,000

Cash flows used in investing activities:
  Increase in notes receivable                               (3,500,000)               --
  Acquisition, net of cash acquired                          (3,603,000)               --
  Acquisition of property, buildings and equipment           (1,708,000)         (285,000)
  Deposits on future acquisitions                              (911,000)               --
  Payments to CKE for net assets of Casa Bonita              (1,099,000)               --
  Sale of Short Term Investments                                180,000                --
                                                           ------------       -----------

          Net cash used in investing activities             (10,641,000)         (285,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock                     31,199,000                --
  Payment of dividend to CKE                                 (9,323,000)               --
  Principal payment on capital leases                          (151,000)          (17,000)
  Cash payment to CKE                                                --          (127,000)
                                                           ------------       -----------

         Net cash provided (used) by financing activities    21,725,000          (144,000)
                                                           ------------       -----------

Net increase in cash and cash equivalents                    14,418,000           788,000

Cash and cash equivalents at beginning
  of period                                                     353,000            62,000
                                                           ------------       -----------

Cash and cash equivalents at end of period                 $ 14,771,000       $   850,000
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

Cash provided by operations was approximately $3.3 million for the forty weeks ended November 3, 1997 and approximately $1.2 million for the sixteen weeks ended November 4, 1996. The Company completed an Initial Public Offering on September 30, 1997 generating net proceeds after commissions and offering expenses of $31,199,000. Concurrent with the Initial Public Offering, the Company used $9,323,000 to pay a dividend to CKE, $4,514,000 to acquire certain JJ North's restaurants and $1,099,000 to acquire the net assets of two Casa Bonita restaurants. In addition, as of November 3, 1997, the Company has loaned $3.1 million to North's and $400,000 to Stacey's.


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


Date:  December 22, 1997        By: /s/ Theodore Abajian
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