Form 10-K
period 1998-01-26
STAR BUFFET INC
filed 1998-04-27
CIK 1043156

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 26, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-6054

                               STAR BUFFET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                      84-1433454
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
              440 LAWNDALE DRIVE                                   84115
             SALT LAKE CITY, UTAH                                (ZIP CODE)
            (ADDRESS OF PRINCIPAL
              EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 463-5500

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

(TITLE OF EACH CLASS):                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
----------------------                ------------------------------------------
    COMMON STOCK                      NATIONAL ASSOCIATION OF SECURITIES DEALERS
   $.001 PAR VALUE                                    (NASDAQ)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998, was $56,276,000.

The number of shares outstanding of the registrant's common stock was 5,450,000 shares as of March 31, 1998.
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 26, 1998, are incorporated by reference into Part III of this Report.

The Exhibit Index is contained in Part IV herein on Page E-1.

================================================================================

                      STAR BUFFET, INC., AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 26, 1998

                                                                           PAGE
                                                                           ----
                                PART I
ITEM 1.    BUSINESS....................................................      1
ITEM 2.    PROPERTIES..................................................      9
ITEM 3.    LEGAL PROCEEDINGS...........................................     10
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     10

                                PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................     11
ITEM 6.    SELECTED FINANCIAL DATA.....................................     11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................     12
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     17
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................     17

                               PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     18
ITEM 11.   EXECUTIVE COMPENSATION......................................     18
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................     18
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     18

                                PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.........................................................     19

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Star Buffet, Inc., a Delaware corporation ("Star" and collectively with its subsidiaries, the "Company") is engaged primarily in the food service industry. As of January 26, 1998, the Company owns and operates 16 franchised HomeTown Buffet restaurants, seven JJ North's Grand Buffet restaurants and two Mexican-themed restaurants operated under the Casa Bonita name. Subsequent to January 26, 1998, the Company has acquired twelve franchised JB's Restaurants, three Stacey's Buffet restaurants, two Maggie's Buffet restaurants, two BuddyFreddys restaurants and one additional restaurant that is not currently operating but will be converted to one of the Company's buffet concepts. The Company's restaurants are located in ten western states and Florida and are focused on providing customers with a wide variety of fresh, high quality food at modest prices in a warm, friendly atmosphere.

     The Company was formed on July 28, 1997 as a wholly-owned subsidiary of CKE Restaurants, Inc. ("CKE") an operator, franchisor and licensor of 3,981 branded restaurants in the United States and abroad. On September 30, 1997 the Company completed an initial public offering (the "Initial Public Offering") of 3,000,000 shares of its common stock at an Initial Public Offering price of $12.00 per share. Of the 3,000,000 shares of common stock sold in the Initial Public Offering, 2,400,000 shares were sold by the company and 600,000 shares were sold by CKE. On October 7, 1997, the underwriters exercised their over-allotment option and acquired an additional 450,000 shares of common stock from the Company. The Initial Public Offering generated total net proceeds to the Company of $30.8 million after commissions and offering expenses. The Company has used a portion of the proceeds to pay a dividend to CKE and to repay indebtedness assumed in connection with the acquisition of restaurants. The remaining proceeds are being used for working capital and general corporate purposes.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Prospectus dated September 24, 1997 and other filings with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

     On October 31, 1997, the Company entered into a strategic alliance (the "Alliance") with Stacey's Buffet, Inc. ("Stacey's") whereby, among other things, the Company agreed to provide certain services for 23 Stacey's restaurants and make loans to Stacey's from time to time up to an aggregate principal amount of $4,500,000. On February 13, 1998, the Company acquired three Stacey's restaurants, and the Company and Stacey's mutually agreed to terminate the Alliance, including cancellation of any future obligations of the Company to make loans to Stacey's. The Company paid the purchase price for the three restaurants by the cancellation of Stacey's outstanding indebtedness to the Company which was incurred as part of the Alliance.

     On February 24, 1998, the Company acquired twelve JB's Restaurants from JB's Restaurants, Inc., a wholly-owned subsidiary of CKE, for $4,265,000, subject to adjustment. At the time of acquisition, the Company prepaid royalty fees for one year in the amount of $485,000. The Company will operate the restaurants under franchise agreements with JB's Family Restaurants, Inc. until such time as they are converted to the Company's small-format buffet concept. The Company has completed one of the conversions and expects to complete additional conversions during fiscal 1999.

     In addition, during February 1998, the Company, in three separate transactions, acquired three additional restaurants in the state of Florida. The purchase price for these restaurants, one of which is a fee property, was approximately $1.8 million. Two of the restaurants are operated as Maggie's Buffet restaurants and the third restaurant, which was formerly operated as a Stacey's Buffet restaurant prior to being closed in 1996, will be converted to one of the Company's buffet concepts and re-opened during fiscal 1999.

     On April 1, 1998, the Company acquired two buffet restaurants located in Florida, which operate under the brand name of BuddyFreddys. The purchase price was $1.6 million, subject to adjustment, of which, $400,000 was paid in cash at closing and the remaining $1.2 million will be paid in equal monthly installments of $100,000 each beginning April 15, 1998 and continuing through March 15, 1999. In addition, the Company has loaned the seller $2.4 million. The loan has a term of one year, is secured by the real property of the purchased restaurants and bears interest at 8.5% for the first 90 days and 10.0% for the remainder of the term. It is anticipated that the Company will convert certain of its other restaurants in the Florida market to the BuddyFreddys concept.

BUSINESS

     The Company's strategic objective is to become a leading national operator of regional buffet restaurants through the acquisition of established regional concepts and the development of additional restaurants within existing or new markets. The Company believes that certain elements of its business strategy can be used successfully to improve the financial performance of its recent and future acquisitions. Key elements of the Company's business strategy as are follows:

     Customer Focus. The Company believes that its ability to deliver high quality food to customers with superior service in clean and friendly environments has been central to its success at improving customer perceptions and sales at its buffet restaurants. The key elements of management's focus include:

        - High Quality Food. The Company seeks to differentiate itself by providing higher quality and better tasting food than its competitors. Food items are prepared frequently and in small batches to ensure the correct temperature, texture and flavor. Management limits the number of items prepared each day and frequently rotates selected specialty items to maintain customer interest while ensuring that the Company's signature items are offered at the highest possible quality.

        - Superior Service. The Company provides a level of customer service which it believes has helped it establish a higher level of customer satisfaction than its competitors. Customers are greeted by an employee who seats the customers and explains the features of the restaurant and menu offerings. In addition, the restaurants' managers seek to visit each customer's table during peak meal periods to ensure guest satisfaction. The Company's restaurants are inspected by independent "mystery shoppers" several times each month, and restaurants not performing up to Company standards receive additional inspection surveys until appropriate standards are restored.

        - Clean and Friendly Environment. The Company strives to offer a pleasant, customer friendly environment at its restaurants by providing attractive, updated restaurant decors and by emphasizing cleanliness in all areas of its operations. Further, through regular maintenance, the Company seeks to enhance the customer dining experience by keeping its restaurants clean and pleasant.

     Management Practices. The Company's management team has implemented a series of management practices, many of which were developed by CKE, that have improved the operations of the Company's

HomeTown Buffet restaurants. Management believes that many of these practices and policies can be applied to the Company's other buffet restaurants. The key elements of these management practices are:

        - Restaurant Management. The Company has developed food, labor and customer service management practices and reporting mechanisms that allow management to effectively monitor restaurant-level operations, analyze restaurant performance statistics and communicate best-practices across its restaurant operations. Through the use of its restaurant-level incentive and bonus programs, as well as its traditional recognition programs, the Company seeks to motivate its employees and foster an environment where employees are encouraged to share their ideas and cost-saving suggestions with management.

        - Cost Management. The Company's Service Agreement (the "CKE Service Agreement"), has enabled the Company to maintain a lean corporate management structure. The Company believes that it can continue to leverage its corporate infrastructure and Service Agreement with CKE in order to achieve additional synergies in purchasing, information systems, finance and accounting, benefits and human resource management. The Company is committed to controlling costs at all levels of its operations. Through effective management of the Company's product mix, production quantities and staffing, the Company has significantly reduced its food, labor and other operating costs.

        - Brand Management. The Company promotes its restaurants and enhances its brand awareness through local promotions and advertising programs which convey a targeted, consistent message and build customer awareness and loyalty. The Company primarily utilizes local marketing representatives to promote the restaurants to local organizations and groups seeking facilities and services offered by buffet restaurants.

GROWTH STRATEGY

     The Company's strategic objective is to become a leading national operator of regional buffet restaurants through (i) acquisitions of existing buffet restaurants which management believes can benefit from the Company's management practices and can be converted to buffet restaurants operated or under development by the Company and (ii) minority investments in or strategic alliances with other regional buffet restaurant chains. The Company's growth strategy is designed to capitalize on the opportunities management perceives in the fragmented buffet segment of the restaurant industry.

     Acquisition Strategy. Management believes that the Company will be able to capitalize on the successful attributes of acquired buffet chains while increasing their focus on operations, customer service and quality. Management believes that a number of acquisition opportunities exist due to the fragmentation of the buffet, cafeteria and grill-buffet segments of the restaurant industry, which are comprised of a substantial number of regional chains. The Company believes that most of these regional chains are privately owned and may be available for acquisition because they lack the financial and operational structure to compete with larger regional and national chains. Following acquisition, management intends to integrate and improve the operations and profitability of the chain through the implementation of the following key strategies:

        - Enhance Food Quality and Service Levels. Management believes that, due to the limited capital and management resources of many regional chains, such restaurants often offer poor food quality and an insufficient level of customer service. Management intends to increase the chains' customer focus and utilize the management practices which have proven successful at other CKE operated restaurants.

        - Implement Operational Cost Controls and Management Incentive Structures. Management believes that the management practices which have successfully lowered food, labor and other operating costs at other CKE operated restaurants can be implemented in other regional buffet chains. In addition, the Company believes that its management incentive programs can increase the customer service and profitability of acquired restaurants.

        - Leverage CKE Relationship to Reduce Overhead Expenses. The Company intends to achieve operating efficiencies by eliminating certain administrative functions and redundant operations. Management believes that significant savings can result through the implementation of CKE's purchasing, financial services, information systems and accounting functions pursuant to the terms of the CKE Service Agreement.

     Acquisitions, however, involve a number of special risks that could adversely affect the Company's business, financial condition and results of operations, including the diversion of management's attention, the assimilation of the operations and personnel of acquired restaurants, the amortization of acquired intangible assets and the potential loss of key employees.

     New Restaurant Opening Strategy. In order to increase the Company's presence in existing markets, or when acquisition opportunities are not available, the Company intends to expand through new restaurant openings. While the Company may construct new restaurant facilities, management intends to seek opportunities to convert locations currently occupied by other buffet, family dining or budget steakhouse restaurant concepts. The Company has developed its prototype design and menu for new restaurant openings which management believes will offer customers a dining environment and experience superior to existing buffet restaurants. Management believes that this design can easily be implemented at restaurants acquired by the Company.

     In recent years, a number of chains in the family dining and budget steakhouse segments of the restaurant industry have experienced operational difficulties and declining performance. Management believes that these difficulties are the result of increasing competition for these concepts from the rapid growth of lower priced casual dining chains and casual steakhouses which offer superior product quality and service at only moderately higher prices. Many of these family dining restaurants and budget steakhouses occupy desirable locations and provide opportunities to acquire desirable restaurant locations at attractive prices. Management believes that these locations can be acquired at lower prices or leased at rates lower than those available from a comparable undeveloped site.

     Minority Investments. Management intends to seek minority investments in other restaurant chains, like Stacey's, that the Company believes can be improved through the implementation of the Company's management practices. Management believes that minority investments can in other restaurant chains provide an attractive investment opportunity for the Company and may lower the acquisition cost of such chains should the Company ultimately seek to acquire the chains.

HOMETOWN BUFFET RESTAURANTS

     General. The Company, through its subsidiary HTB Restaurants, Inc. ("HTB") has franchise agreements with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets, Inc., (the "HomeTown Franchisor"), under which HTB, operates HomeTown Buffet restaurants in Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Utah and Wyoming.

     HTB has entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee. The royalty fee is based on the aggregate gross sales of all the Company's HomeTown Buffet restaurants at the following rates:

                  ANNUAL GROSS SALES                     RATE
                  ------------------                     ----
$0 to $1,000,000                                         4%
$1,000,001 to $2,000,000                                 3%
$2,000,001 and over                                      2%

     Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown Franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the HomeTown Franchisor's operating and recipe manuals.

     The HomeTown Franchisor may terminate a franchise agreement for a number of reasons, including the failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreements. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if a franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

     Concept and Menu. HomeTown Buffet restaurants are located both in shopping "strip centers" and as free standing restaurants. HTB's typical restaurant format is approximately 10,200 square feet with seating for approximately 375 customers. The restaurant design is based upon standardized construction plans, with modifications made for each particular site. The restaurants offer fixed price lunch, dinner and weekend breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. Prices are approximately $5.75 for lunch and approximately $7.65 for dinner, and may vary depending on restaurant location. The restaurants offer reduced prices to children under age 12 and to senior citizens.

     HomeTown Buffet restaurants seek to differentiate themselves from other buffet and cafeteria restaurants by the quality and variety of their food offerings. The restaurants feature a "scatter bar" buffet system with eight separate food islands in an "all-you-can-eat" format. Menus emphasize traditional American "home cooking" and include soups, salads, entrees, vegetables, non-alcoholic beverages and desserts. Customers can choose from multiple entree choices, including fried and baked chicken and fish, roast beef, turkey and ham. Additional entrees, such as lasagna, barbecued ribs and other regional or seasonal dishes, are featured on particular days of the week. In addition to entrees, each meal includes two freshly-prepared soups, assorted vegetable and potato dishes, hot bread and an extensive salad bar. Dessert selections include pudding, assorted cobblers, cakes, cookies and soft-serve frozen dairy desserts and various sundae toppings.

     HTB uses high-quality ingredients, including fresh seasonal fruits and vegetables, in its menu offerings, and all menu items are prepared in small batches throughout the day. The items are served promptly in relatively small serving pans in order to ensure that all items are fresh, visually appealing and served at the proper temperature. HTB regularly tests new menu items and upgrades ingredients and cooking methods in order to improve the quality and consistency of its food offerings.

     Operations. The HomeTown Buffet restaurants are supervised directly by a Vice President of HomeTown Buffet operations, who reports to the Company's President. Each HomeTown Buffet restaurant has a general manager and at least three co-managers or assistant managers. Managers are required to attend formal training sessions in management and operations of the restaurant. In addition, each restaurant manager is required to comply with an extensive operations manual to assure uniformity of operations and consistent high quality of products. The Company has a performance based incentive program covering its general and assistant managers in addition to a competitive base salary.

     Individual restaurants typically employ between 70 and 110 non-management hourly employees (made up of a mix of part-time and full-time workers), depending on restaurant size and traffic.

CASA BONITA

     Concept and Menu. The Company's two Casa Bonita restaurants are located in Denver, Colorado and Tulsa, Oklahoma and contain 42,000 and 26,000 square feet, respectively. The restaurants are designed to recreate the atmosphere of a Mexican village at night. The restaurants also feature entertainment daily, including strolling mariachis, authentic Mexican dancers, magicians, games and cliff divers. The restaurant's entertainment, combined with high quality, authentic Mexican food, is designed to attract a diverse customer base, including tourists and local customers. In addition to typical Mexican menu offerings, these restaurants feature all-you-can-eat dinners which offer customers unlimited servings of selected menu items.

     The Company focuses on three primary target audiences in its advertising and promotional programs for its Casa Bonita restaurants: (i) local customers;
(ii) tourists; and (iii) groups and parties. The Company markets aggressively to attract tourists by placing advertisements in local tourist and special event guides and by otherwise promoting each Casa Bonita restaurant as a local attraction. With its large dining areas and private rooms, the Company also promotes Casa Bonita as an ideal setting for banquets, private parties and other group events.

JJ NORTH'S GRAND BUFFET

     Concept and Menu. The Company's seven JJ North's Grand Buffet Restaurants are located in Idaho (3) Washington (2) Oregon (1) and Utah (1). The restaurants are approximately 6,000 to 10,000 square feet and seat approximately 210 to 320 customers. The restaurants offer fixed price lunch, dinner and weekend breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. Prices are approximately $5.99 for lunch and approximately $7.99 for dinner, and may vary depending on restaurant location. The restaurants offer reduced prices to children under age 12 and to senior citizens.

     Operations. The JJ North's restaurants are supervised by a Vice President of Operations who reports to the Company's President. Each restaurant has a general manager and two assistant managers and typically employs between 40 and 100 hourly employees (made up of a mix of part-time and full-time workers) depending on restaurant size and traffic.

RELATIONSHIP WITH CKE

     In connection with the Initial Public Offering, the Company and CKE entered into a CKE Service Agreement pursuant to which CKE provides the Company with certain multi-unit retail infrastructure support in exchange for an annual fee of $350,000, which fee may be increased up to 10% per year based upon increases in CKE's cost of providing such services. Such services consist of (i) accounting and administrative services, such as maintaining accounting records, performing accounting activities, preparing financial reports, operating and maintaining the information technology system, establishing and administering certain employee benefits and complying with reporting obligations thereunder,
(ii) financial services, including the identification and analysis of possible transactions and related financial and strategic advice, assistance in budget and forecast preparation, consultations and advice as to presentations, discussions and disclosures to financial analysts and the financial press and advice concerning crisis management and control, (iii) real estate services, including site analysis and other real estate matters, and (iv) purchasing services. The CKE Service Agreement has a five year term and will expire, unless extended, on September 15, 2002. CKE or the Company may terminate the agreement upon 90 days written notice.

LICENSES, TRADEMARKS AND SERVICE MARKS

     The Company purchased the trademarks and service marks for JJ North's Grand Buffet, Casa Bonitas and BuddyFreddys. The Company has entered into a license agreement with CKE for use of the "Star" name and design. The Company utilizes the JB's Restaurant and HomeTown Buffet marks pursuant to various franchise agreements. The Company also has entered into license agreements for the Stacey's Buffet mark, which the Company plans to use until such restaurants are converted to the Company's other buffet concepts. The Company is utilizing the Maggie's name until such restaurants are converted to one of the Company's other buffet concepts.

SEASONALITY

     The Company's business is seasonal in nature with the spring and summer quarters being the highest volume periods. The Company's lowest volume periods typically occur during the fall and winter fiscal quarters.

COMPETITION

     The restaurant industry is highly competitive. The Company competes on the basis of the quality and value of food products offered, price, service, location and overall dining experience. The Company's primary competitor in the buffet restaurant business is Buffets, Inc., which owns, operates and franchises the HomeTown Buffet and Old Country Buffet restaurant concepts. The Company also competes with a large and diverse group of restaurant chains and individually owned restaurants, including chains and individually owned restaurants that utilize a buffet format. The number of buffet restaurants with operations generally similar to the Company's has grown considerably in the last several years and the Company believes competition among buffet restaurants is increasing. As the Company and its principal competitors expand operations in various geographic areas, competition, including competition among buffet restaurants with concepts similar to the Company's concepts, can be expected to intensify. Such intensified competition could increase the Company's operating costs or adversely affect its revenues. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than the Company. In addition, the restaurant industry is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. The Company's significant investment in and long-term commitment to each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could have a material adverse effect on the Company's operations. The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value and this reputation may be affected not only by the performance of its restaurants but also by the performance of franchisor-owned restaurants and restaurants operated by other franchisees, over which the Company has no control.

GOVERNMENT REGULATION

     The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and building and zoning requirements.

     In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Many of the Company's employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to the Company. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of April 17, 1998, the Company employed approximately 2,940 persons, of whom approximately 2,775 were restaurant employees, and approximately 165 were restaurant management, supervisory and corporate personnel. Restaurant employees include both full-time and part-time workers and all are typically paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the Company's directors and executive officers:

           NAME               AGE                           POSITION
           ----               ---                           --------
William P. Foley II.......    53       Chairman of the Board
Robert E. Wheaton.........    45       Chief Executive Officer, President and Director
Theodore Abajian..........    34       Chief Financial Officer
Charlotte L. Miller.......    41       General Counsel and Secretary
C. Thomas Thompson........    48       Director
Stuart W. Clifton.........    53       Director
Jack M. Lloyd.............    47       Director
Thomas G. Schadt..........    56       Director
Norman N. Habermann.......    64       Director
John F. North, Jr.........    49       Director

     William P. Foley II has served as the Chairman of the Board of the Company since its formation in July 1997. Mr. Foley has been the Chief Executive Officer of CKE since October 1994, the Chairman of the Board of Directors of CKE since March 1994, and has served as a director of CKE since December 1993. Since 1981, Mr. Foley has been Chairman of the Board, President (until January 1995) and Chief Executive Officer of Fidelity National Financial, Inc., a company engaged in title insurance and related services. Mr. Foley also serves as the Chairman of the Board of Checkers Drive-In Restaurants, Inc. and GB Foods Corporation and as a member of the Boards of Directors of Rally's Hamburgers, Inc., DataWorks Corporation and Micro General Corporation.

     Robert E. Wheaton has served as the Chief Executive Officer, President and as a director of the Company since its formation in July 1997. Mr. Wheaton also served as a director of Stacey's Buffet, Inc. from October 31, 1997 to February 4, 1998 and as interim Chief Executive Officer of Stacey's from December 24, 1997 to February 4, 1998. Mr. Wheaton has served as an Executive Vice President of CKE since January 1996. From April 1995 to January 1996, he served as Vice President and Chief Financial Officer of Denny's Inc., a subsidiary of Flagstar Corporation. From 1991 to 1995, Mr. Wheaton served as President and Chief Executive Officer, and from 1989 to 1991 as Vice President and Chief Financial Officer of The Bekins Company.

     Theodore Abajian has served as the Chief Financial Officer of the Company since its formation in July 1997. Mr. Abajian also served as a director of Stacey's Buffet, Inc. from October 31, 1997 to February 4, 1998. Mr. Abajian has been the Vice President and Controller of Summit Family Restaurants Inc. since 1994. From 1983 to 1994, he held several positions with Family Restaurants, Inc., including Director of Financial Analysis, Planning and Reporting for the family restaurant division, which included approximately 350 Carrows and Coco's restaurants.

     Charlotte L. Miller has been Vice President, General Counsel and Secretary of the Company since its formation in July 1997. Ms. Miller has been Sr. Vice President and Chief Administrative Officer of Summit Family Restaurants Inc. since July 1996 and prior to that time was Sr. Vice President and General Counsel of Summit.

     C. Thomas Thompson has been a director of the Company since its formation in July 1997. Mr. Thompson has served as the President and Chief Operating Officer of CKE since October 1994. Mr. Thompson has been a franchisee of CKE since 1984, and currently operates 15 Carl's Jr. Restaurants in the San Francisco Bay Area. Mr. Thompson also currently serves as Vice Chairman of the Board of Checkers Drive-In Restaurants, Inc. and a member of the Board of Directors of Rally's Hamburgers, Inc. Mr. Thompson has more than 25 years of experience in the restaurant industry. He previously held positions with Jack-in-the-Box.

     Stuart W. Clifton has served as a director of the Company since the completion of the Company's Initial Public Offering in September, 1997. Since 1987, Mr. Clifton has been the Chief Executive Officer and President and a member of the Board of Directors of DataWorks Corporation, a supplier of information systems to manufacturing companies.

     Thomas G. Schadt has served as a director of the Company since the completion of the Company's Initial Public Offering in September, 1997. Mr. Schadt has been the Chief Executive Officer of a privately-held beverage distribution company, Bear Creek, L.L.C., since 1995. From 1976 to 1994, he held several positions with Pepsico, Inc., most recently, Vice President of Food Service.

     Norman N. Habermann has served as a director of the Company since the completion of the Company's Initial Public Offering in September, 1997. Since February 1994, Mr. Habermann has been the President of Scobrett Associates, Inc., which is involved in venture capital and consulting activities. From December 1986 to January 1994, Mr. Habermann was President and Chief Executive Officer of the Restaurant Enterprises Group, Inc. and its predecessors. From November 1994 until its acquisition by CKE in July 1996, Mr. Habermann was a director of Summit. Mr. Habermann also serves as a director of International Food & Beverage, Inc.

     Jack M. Lloyd has served as a director of the Company since the completion of the Company's Initial Public Offering in September, 1997. Mr. Lloyd has served as Chairman of the Board of DenAmerica Corp. since July 9, 1996 and as President, Chief Executive Officer and a director of DenAmerica Corp. since March 29, 1996. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp. ("DRC") from 1987 until the March 1996 merger of DRC and DenAmerica and served as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980's. Mr. Lloyd also currently serves as a director of Action Performance Companies, Inc.

     John F. North, Jr. has served as a director of the Company since the completion of the Company's initial public offering in September, 1997. Mr. North is the co-founder of JJ North's Grand Buffet and, since 1978, has served as the President and Co-Chairman of the Board of Directors of North's Restaurants, Inc.

ITEM 2. PROPERTIES

     The Company's headquarters is located in Salt Lake City, Utah.

     The Company's restaurants are primarily freestanding locations. As of January 26, 1998 all of the Company's restaurant facilities were leased in order to reduce the initial costs of development. The leases expire on dates ranging from 2000 to 2014 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and most call for additional rental based upon revenue volume. Most of the leases require the Company to maintain the property and to pay for the cost of insurance and taxes. In addition, the Company seeks to obtain construction allowances from the landlord in order to defray the cost of improvements.

     As of January 26, 1998, the Company's restaurants are located in the following states:

                                                          NUMBER OF RESTAURANTS
                                               -------------------------------------------
                                               HOMETOWN      JJ
                    STATE                       BUFFET     NORTH'S    CASA BONITA    TOTAL
                    -----                      --------    -------    -----------    -----
Arizona......................................     8          --           --           8
Colorado.....................................     2          --            1           3
Idaho........................................     --          3           --           3
New Mexico...................................     2          --           --           2
Oklahoma.....................................     --         --            1           1
Oregon.......................................     --          1           --           1
Utah.........................................     3           1           --           4
Washington...................................     --          2           --           2
Wyoming......................................     1          --           --           1
                                               --------    -------    -----------    -----
          Total..............................     16          7            2          25
                                               ========    =======    ===========    =====

ITEM 3. LEGAL PROCEEDINGS

     On October 8, 1997, the Company's subsidiaries, HTB and Summit Family Restaurants Inc. ("Summit"), entered into a settlement agreement with HomeTown Buffet, Inc., and Buffets, Inc., thereby resolving litigation that had been initiated by HTB, Summit and CKE on August 9, 1996, in the United States District Court for the District of Utah, Central Division against Buffets, Inc. and HomeTown Buffet, Inc. for violation of federal and state antitrust laws and other claims. The settlement agreement clarified certain relationships between the parties and certain information to be provided by HTB to HomeTown Buffet, Inc. No money damages were paid as part of the settlement.

     The Company is from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock which began trading on September 30, 1997 after the completion of the Company's Initial Public Offering, is listed on the NASDAQ National Market System under the symbol "STRZ". As of March 31, 1998, there were approximately four record holders of the Company's Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

                                                                HIGH     LOW
                                                                -----   -----
FISCAL 1998
  First Quarter.............................................       --      --
  Second Quarter............................................       --      --
  Third Quarter.............................................    $16 1/2 $13 1/4
  Fourth Quarter............................................     13 5/8  11 3/8

     In connection with the Company's Initial Public Offering, the Company declared and paid a cash dividend of $9.3 million to CKE. Other than this dividend, the Company has never declared or paid dividends on its Common Stock. The Company expects future earnings, if any, will be retained to finance the operation and expansion of the Company's business and, accordingly, does not intend to declare or pay any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations' included elsewhere in this Form 10-K. The selected consolidated financial data presented below, except store data, has been derived from the historical consolidated financial statements of the Company and its predecessor. The operating statement data for the periods ending July 15, 1996, and prior include only the results of operations of HTB Restaurants, Inc., an operator of franchised HomeTown Buffet restaurants, and are referred to herein as the Predecessor Company or Predecessor. Summit Family Restaurants Inc. and its wholly-owned subsidiary HTB was acquired by CKE on July 15, 1996 (the "Summit Acquisition"). Operating statement data for periods beginning after July 15, 1996 are herein referred to as the Successor Company or Successor. The operating statement data for the twenty-eight weeks ending January 27, 1997 include the results of operations of HTB and the results of operations of the two Casa Bonita restaurants from October 1, 1996, (the date of the Casa Bonita acquisition). The fifty-two week period ended January 26, 1998 includes the results of operations of seven JJ North's Grand Buffet Restaurants operated by the Company from September 30, 1997, (the date of JJ North's acquisition).

     The table also sets forth the pro forma income statement data for the fifty-two week period ended January 27, 1997, which combines the results of operations for the Predecessor Company and the Successor Company as if the Casa Bonita acquisition had occurred on January 26, 1996. The pro forma data set forth below for the period presented is unaudited and has been prepared by management solely to facilitate period-to-period comparison and do not purport to be indicative of the consolidated results of operations that would have occurred had the acquisition occurred at January 26, 1996, or which may be expected to occur in the future.

                            SELECTED FINANCIAL DATA
          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RESTAURANT DATA)

                                                     SUCCESSOR                           PREDECESSOR
                                            -----------------------------   -------------------------------------
                                                             TWENTY-EIGHT    THIRTY
                                             FIFTY-TWO        WEEKS FROM     WEEKS       FIFTY-TWO WEEKS ENDED       PRO FORMA
                                               WEEKS        JULY 16, 1996    ENDED    ---------------------------    YEAR ENDED
                                               ENDED              TO        JULY 15,   DEC. 18,  DEC. 19,  DEC. 20,   JAN. 27,
                                           JAN. 26, 1998    JAN. 27, 1997     1996      1995      1994      1993        1997
                                           -------------    -------------   --------   -------   -------   -------   ----------
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Total revenues............................     $54,659         $23,632      $23,207   $36,741   $30,871   $13,167    $50,938
Costs and expenses:
    Food costs............................      18,024           8,371        8,569    13,769    11,469     4,918     17,358
    Labor costs...........................      17,301           7,565        6,810    10,878     9,089     3,732     15,792
    Occupancy and other expenses..........      10,829           4,732        5,030     8,954     6,769     2,695     10,154
    General and administrative............       2,291           1,062        1,193     1,666     1,762       980      2,424
    Depreciation and amortization.........       2,109             988          914     1,232       821       384      1,975
                                               -------         -------      -------   -------   -------   -------    -------
        Total costs and expenses..........      50,554          22,718       22,516    36,499    29,910    12,709     47,703
                                               -------         -------      -------   -------   -------   -------    -------
Income from operations....................       4,105             914          691       242       961       458      3,235
Interest expense..........................        (200)           (106)        (145)     (192)     (203)     (110)      (220)
Other Income..............................         593              --           --        --        --        --         --
                                               -------         -------      -------   -------   -------   -------    -------
Income before income taxes................       4,498             808          546        50       758       348      3,015
Income taxes..............................       1,799             338          216        22       301       139      1,206
                                               -------         -------      -------   -------   -------   -------    -------
Net Income................................     $ 2,699         $   470      $   330   $    28   $   457   $   209    $ 1,809
                                               =======         =======      =======   =======   =======   =======    =======
Net Income per common share -- diluted....     $  0.76         $  0.18
                                               =======         =======
Weighted average shares outstanding -
  diluted.................................       3,528           2,600
BALANCE SHEET DATA:
Total assets..............................     $40,969         $16,783                $16,283   $13,003   $ 9,026
Total debt including current portion......       2,368           2,609                 11,150     6,714     5,076
Stockholders' equity......................     $32,537         $ 9,742                $ 1,806   $ 1,801   $ 2,134
OTHER DATA:
Operating units(1)
    HomeTown Buffet.......................          16              16           16        16        14         7         16
    JJ North's Grand Buffet...............           7              --           --        --        --        --         --
    Casa Bonita...........................           2               2           --        --        --        --          2
                                               -------         -------      -------   -------   -------   -------    -------
TOTAL.....................................          18              18           16        16        14         7         18
                                               =======         =======      =======   =======   =======   =======    =======

---------------
(1) At the end of the respective periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, presented elsewhere in this Form 10-K. The pro forma results of operations for the fifty-two weeks ended January 27, 1997, ("Pro Forma Fiscal 1997") include fifty-two weeks of operations for both the Company's sixteen franchised Hometown Buffet Restaurants and the Company's two Casa Bonita Restaurants. The results of operations for the period ended January 26, 1998, ("Fiscal 1998") include fifty-two weeks of operations for the Company's sixteen franchised Hometown Buffet Restaurants, fifty-two weeks of operations for the Company's two Casa Bonita Restaurants and seventeen weeks of operations for the seven JJ North's Grand Buffet restaurants operated by the Company. Comparability of future periods may also from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies, and the costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations as a percentage of total revenues for Pro Forma Fiscal 1997, the twenty-eight weeks ended January 27, 1997, and Fiscal 1998.

                                                                 THE COMPANY
                                                     -----------------------------------      PRO FORMA
                                                        FIFTY-TWO                             FIFTY-TWO
                                                          WEEKS           TWENTY-EIGHT          WEEKS
                                                          ENDED           WEEKS ENDED           ENDED
                                                     JANUARY 26, 1998   JANUARY 27, 1997   JANUARY 27, 1997
                                                     ----------------   ----------------   ----------------
TOTAL REVENUES.....................................       100.0%             100.0%             100.0%
                                                          -----              -----              -----
Costs and expenses:
     Food costs....................................        33.0               35.4               34.1
     Labor costs...................................        31.6               32.0               31.0
     Occupancy and other expenses..................        19.8               20.0               19.9
     General and administrative expenses...........         4.2                4.5                4.8
     Depreciation and amortization.................         3.9                4.2                3.9
                                                          -----              -----              -----
TOTAL COSTS AND EXPENSES...........................        92.5               96.1               93.7
                                                          -----              -----              -----
INCOME FROM OPERATIONS.............................         7.5                3.9                6.3
     Interest expense..............................        (0.4)              (0.5)              (0.4)
     Other income..................................         1.1                 --                 --
                                                          -----              -----              -----
     Income before income taxes....................         8.2                3.4                5.9
INCOME TAX EXPENSE.................................        (3.3)              (1.4)              (2.4)
                                                          -----              -----              -----
NET INCOME.........................................         4.9%               2.0%               3.5%
                                                          =====              =====              =====

Comparison of Pro Forma Fiscal 1997 to Fiscal 1998

     Total revenues increased $3.7 million or 7.3% from $50.9 million in Pro Forma Fiscal 1997 to $54.6 million in fiscal 1998. The increase was attributable to the addition of seven JJ North's grand Buffet Restaurants in Fiscal 1998 ($2.7 million) and a 2.5% or $1.0 million increase in same store sales at the Company's HomeTown Buffet Restaurants.

     Food costs as a percent of total revenues decreased from 34.1% in Pro Forma Fiscal 1997 to 33.0% in Fiscal 1998. The decrease is primarily attributable to a 1.7% decrease in food cost in the Company's HomeTown Buffet restaurants resulting from improved restaurant operations and purchasing economies.

     Labor costs as a percent of total revenues increased from 31.0% in Pro Forma Fiscal 1997 to 31.6% in Fiscal 1998. The increase was primarily attributable to addition of seven JJ North's Restaurants which operate at a higher labor cost than the Company's sixteen HomeTown Buffet Restaurants.

     General and administrative expenses as a percentage of total revenues decreased from 4.8% in Pro Forma Fiscal 1997 to 4.2% in Fiscal 1998. The decrease is primarily attributable to lower general and administrative costs resulting from the July 1996 acquisition of the Predecessor by CKE.

     Other income in Fiscal 1998 represents interest income on cash balances and notes receivable ($321,000) and management fee income ($272,000) resulting from the Company's strategic alliance with Stacey's Buffet, Inc.

Comparison of the twenty-eight weeks ended January 27, 1997, to Fiscal 1998

     Due to the differing lengths of time included in each period presented, the comparison of these periods may not be meaningful or indicative of future results.

     Revenues increased $31.1 million or 131.8% from $23.6 million for the twenty-eight weeks ended January 27, 1997, to $54.7 million for Fiscal 1998. The increase is attributable to the full year impact of the Company's HomeTown Buffet and Casa Bonita restaurants, $18.9 million and $8.5 million respectively, the addition of seven JJ North's Grand Buffet Restaurants in Fiscal 1998 ($2.7 million) and a 2.5% or $1.0 million increase in same store sales at the Company's HomeTown Buffet Restaurants.

     Food costs as a percentage of total revenues decreased from 35.4% for the twenty-eight weeks ended January 27, 1997, to 33.0% for Fiscal 1998. The decrease is attributable to the inclusion of Casa Bonita for a full year, which operates at a lower level of food costs.

     Labor costs as a percentage of total revenues decreased from 32.0% for the twenty-eight weeks ended January 27, 1997, to 31.6% for Fiscal 1998. The decrease is attributable to a consistent improvement in labor costs in the Casa Bonita restaurants.

     Occupancy and other, general and administrative and depreciation and amortization expenses as a percentage of total revenues have all decreased in Fiscal 1998 as compared to the twenty-eight weeks ended January 27, 1997. These decreases are attributable to the inclusion of Casa Bonita for a full year.

     Other income in Fiscal 1998 represents interest income on cash balances and notes receivable ($321,000) and management fee income ($272,000) resulting from the Company's strategic alliance with Stacey's Buffet, Inc.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company, prior to the reorganization, historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 26, 1998, the Company had $15.4 million in cash and cash equivalents.

     Cash provided by operations was approximately $6.0 million for Fiscal 1998 and approximately $1.9 million for the twenty-eight weeks ended January 27, 1997. The Company completed an Initial Public Offering on September 30, 1997 generating net proceeds after commissions and offering expenses of $30.8 million. Concurrent with the Initial Public Offering, the Company used $9.3 million to pay a dividend to CKE, $4.5 million to acquire certain JJ North's restaurants, $1.1 million to acquire the net assets of two Casa Bonita restaurants and $2.0 million to fund capital additions. As of January 26, 1998, the Company has loaned $3.4 million to North's and $710,000 to Stacey's. In addition, the Company, through its credit agreement with North's has committed to lend up to an additional $350,000 to North's. The Company expects to provide these funds through available cash on hand.

     On February 13, 1998, the Company acquired three Stacey's Buffet restaurants located in Florida from Stacey's for $1.0 million. The purchase price was paid by cancellation of Stacey's debt to the Company which was incurred as part of the strategic alliance between the two companies. The company and Stacey's have mutually agreed to terminate their strategic alliance including any future obligations of the Company to make loans to Stacey's.

     During the first quarter of fiscal 1999, the Company completed several acquisitions of restaurants utilizing, in aggregate, approximately $8.9 million in cash (see Note 11 -- Subsequent Events included in the Notes to Consolidated Financial Statements). The largest of the acquisitions was twelve JB's Restaurants from CKE. These restaurants will be converted to the Company's small-format buffet concept at a cost of $250,000 to $300,000 each. One of these conversions was completed in the first quarter of fiscal 1999.

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

     The Company intends to expand its operations through the opening of new restaurants and the acquisition of regional buffet chains. In addition, the Company may expand through the purchase of existing restaurant sites, which would be converted to one of the Company's restaurant concepts. Management estimates the cost of opening its prototype restaurant to be approximately $1.5 million to $1.7 million assuming leased real estate. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than new unit openings. These costs consist primarily of exterior and interior appearance modifications and certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

     The Company believes that the proceeds from the Initial Public Offering and its cash flow from operations will be sufficient to satisfy its working capital, and capital expenditure requirements for at least the next twelve months. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisitions, or investments in other businesses, the Company may seek to raise additional funds through public or private equity and/or debt financings or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

YEAR 2000

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the inability of the Company or its suppliers or distributors and other vendors to resolve such processing issues in a timely manner could have a material adverse impact on the Company. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

IMPACT OF INFLATION

     Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company's operations. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies, During fiscal 1998 and fiscal 1997, however, management has emphasized cost controls rather than price increases, given the competitive pressure within the buffet style restaurant industry.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general- purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 130 will have a material impact on the Company's consolidated financial position or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, information about the revenues derived from the enterprise's products or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's segment reporting.

     In December 1997, the American Institute of Certified Public Accountants (the "AICPA") approved for issuance the Statement of Position ("SOP"), Reporting on the Costs of Start-Up Activities. The SOP requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company currently amortizes pre-opening costs over one year from the time they are incurred. Management has not determined whether the adoption of this SOP will have a material impact on the Company's consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

     The following table presents summarized quarterly results for the Successor Company.

                                                                          UNAUDITED
                                                            -------------------------------------
                                                              1ST       2ND       3RD       4TH
                                                            -------   -------   -------   -------
                                                                   (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
FISCAL YEAR 1998
Total Revenues............................................  $16,581   $12,726   $12,178   $13,174
Operating Income..........................................    1,553     1,433       684       435
Net Income................................................      895       832       440       532
Net Income per share -- basic.............................  $  0.35   $  0.32   $  0.12   $  0.10
                                                            -------   -------   -------   -------
Net Income per share -- diluted...........................  $  0.35   $  0.32   $  0.12   $  0.10
                                                            -------   -------   -------   -------
FISCAL YEAR 1997
Total Revenues............................................      N/A   $ 3,026   $ 9,573   $11,033
Operating Income..........................................      N/A        64       302       548
Net Income................................................      N/A        18       151       301
Net Income per share -- basic.............................      N/A   $  0.01   $  0.06   $  0.12
                                                                      -------   -------   -------
Net Income per share -- diluted...........................      N/A   $  0.01   $  0.06   $  0.12
                                                                      -------   -------   -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 1998. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                              PAGE NUMBER
                                                              -----------
Independent Auditors' Report................................      F-1
Consolidated Balance Sheets -- as of January 26, 1998 and
  January 27, 1997..........................................      F-2
Consolidated Statements of Income -- for the 52-weeks ended
  January 26, 1998, 28-weeks ended January 27, 1997,
  30-weeks ended July 15, 1996 and 52-weeks ended December
  18, 1995..................................................      F-4
Consolidated Statements of Stockholders' Equity -- for the
  52-weeks ended January 26, 1998, 28-weeks ended January
  27, 1997, 30-weeks ended July 15, 1996 and 52-weeks ended
  December 18, 1995.........................................      F-5
Consolidated Statements of Cash Flows -- for the 52-weeks
  ended January 26, 1998, 28-weeks ended January 27, 1997,
  30-weeks ended July 15, 1996 and 52-weeks ended December
  18, 1995..................................................      F-6
Notes to Consolidated Financial Statements..................      F-7

     (A)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES:

             All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

     (A)(3)  EXHIBITS:

             An "Exhibit Index" has been filed as a part of this Form 10-K beginning on Page E-1 hereof and is incorporated herein by reference.

     (B)     CURRENT REPORTS ON FORM 8-K:

             A current report on Form 8-K dated November 17, 1997 was filed during the fourth quarter of the fiscal year to report the Company's Strategic alliance and credit agreement with Stacey's Buffet, Inc.

             A current report on Form 8-K/A dated December 12, 1997 was filed during the fourth quarter of the fiscal year to amend a report on Form 8-K filed on October 17, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STAR BUFFET, INC.
                                          (Registrant)

April 24, 1998                            By:     /s/ ROBERT E. WHEATON
                                            ------------------------------------
                                                     Robert E. Wheaton
                                               President and Chief Executive
                                                           Officer
                                               (principal executive officer)

April 24, 1998                            By:     /s/ THEODORE ABAJIAN
                                            ------------------------------------
                                                      Theodore Abajian
                                              Chief Financial Officer Officer
                                               (principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----
              /s/ William P. Foley, II                        Chairman of the Board         April 24, 1998
-----------------------------------------------------
                William P. Foley, II

                /s/ ROBERT E. WHEATON                     President and Chief Executive     April 24, 1998
-----------------------------------------------------         Officer and Director
                  Robert E. Wheaton

                /s/ STUART W. CLIFTON                               Director                April 24, 1998
-----------------------------------------------------
                  Stuart W. Clifton

                  /s/ JACK M. LLOYD                                 Director                April 24, 1998
-----------------------------------------------------
                    Jack M. Lloyd

                /s/ THOMAS G. SCHADT                                Director                April 24, 1998
-----------------------------------------------------
                  Thomas G. Schadt

                                                                    Director                April   , 1998
-----------------------------------------------------
                 Norman N. Habermann

               /s/ JOHN F. NORTH, JR.                               Director                April 24, 1998
-----------------------------------------------------
                 John F. North, Jr.

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Star Buffet, Inc.:

     We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and subsidiaries (Successor Company) as of January 26, 1998 and January 27, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the 52-week period ended January 26, 1998 and the 28-week period ended January 27, 1997 (Successor Period) and the statements of income, stockholders' equity and cash flows of HTB Restaurants, Inc. (Predecessor Company) for the 30-week period ended July 15, 1996 and the 52-week period ended December 18, 1995 (Predecessor Period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material aspects, the financial position of Star Buffet, Inc. (and CKE operations that became Star) and subsidiaries as of January 26, 1998 and January 27, 1997, and the results of their operations and their cash flows for the Successor Period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of HomeTown Buffet, Inc. for the Predecessor Period, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective July 16, 1996, CKE acquired all of the outstanding stock of HTB Restaurants, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

KPMG Peat Marwick LLP

Salt Lake City, Utah
March 16, 1998

                       STAR BUFFET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 26,   JANUARY 27,
                                                                 1998          1997
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $15,387,000   $   353,000
  Short term investments....................................           --       180,000
  Current portion of notes and other receivables............      336,000        71,000
  Inventories...............................................      493,000       383,000
  Deferred income taxes, net................................      110,000       193,000
  Prepaid expenses..........................................      204,000        84,000
                                                              -----------   -----------
Total current assets:.......................................   16,530,000     1,264,000
Property, buildings and equipment, at cost, less accumulated
  depreciation..............................................   15,077,000    12,430,000
Real property and equipment under capitalized leases, at
  cost, less accumulated amortization.......................    2,287,000     2,396,000
Notes receivable, net of current portion....................    3,235,000            --
Deposits and other..........................................    2,167,000       375,000
Goodwill, less accumulated amortization.....................    1,380,000            --
Franchise costs less accumulated amortization...............      293,000       318,000
                                                              -----------   -----------
Total assets................................................  $40,969,000   $16,783,000
                                                              ===========   ===========

     See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 26,   JANUARY 27,
                                                                 1998          1997
                                                              -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade....................................  $ 2,212,000   $ 2,226,000
  Payroll and related taxes.................................    1,643,000     1,207,000
  Sales and property taxes..................................    1,178,000       632,000
  Rent, licenses and other..................................      822,000       367,000
  Current maturities of obligations under capital leases....      259,000       239,000
  Other current liabilities.................................      209,000            --
                                                              -----------   -----------
Total current liabilities...................................    6,323,000     4,671,000
Capitalized lease obligations, net of current maturities....    2,109,000     2,370,000
Stockholders' Equity:
  Preferred stock, $.001 par value; authorized 1,500,000
     shares; none issued or outstanding.....................           --            --
  Common stock, $.001 par value; authorized 18,500,000
     shares; issued and outstanding 5,450,000 shares in 1998
     and 2,600,00 shares in 1997............................        5,000         2,000
  Additional paid-in capital................................   31,768,000     9,270,000
  Retained earnings.........................................      764,000       470,000
                                                              -----------   -----------
Total stockholders' equity..................................   32,537,000     9,742,000
Total liabilities and stockholders' equity..................  $40,969,000   $16,783,000
                                                              ===========   ===========

     See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   SUCCESSOR COMPANY                 PREDECESSOR COMPANY
                                       -----------------------------------   ---------------------------------
                                           FIFTY-TWO        TWENTY-EIGHT        THIRTY          FIFTY-TWO
                                             WEEKS             WEEKS             WEEKS             WEEKS
                                             ENDED             ENDED             ENDED             ENDED
                                       JANUARY 26, 1998   JANUARY 27, 1997    JULY 15, 1996  DECEMBER 18, 1995
                                       ----------------   ----------------   --------------  -----------------
Total revenues.......................    $54,659,000        $23,632,000       $23,207,000       $36,741,000
                                         -----------        -----------       -----------       -----------
Costs and expenses
  Food costs.........................     18,024,000          8,371,000         8,569,000        13,769,000
  Labor costs........................     17,301,000          7,565,000         6,810,000        10,878,000
  Occupancy and other expenses.......     10,829,000          4,732,000         5,030,000         8,954,000
  General and administrative
     expenses........................      2,291,000          1,062,000         1,193,000         1,666,000
  Depreciation and amortization......      2,109,000            988,000           914,000         1,232,000
                                         -----------        -----------       -----------       -----------
Total costs and expenses.............     50,554,000         22,718,000        22,516,000        36,499,000
                                         -----------        -----------       -----------       -----------
Income from operations...............      4,105,000            914,000           691,000           242,000
Interest expense.....................       (200,000)          (106,000)         (145,000)         (192,000)
Interest income......................        321,000                 --                --                --
Other income.........................        272,000                 --                --                --
                                         -----------        -----------       -----------       -----------
Income before income taxes...........      4,498,000            808,000           546,000            50,000
Income tax expense...................      1,799,000            338,000           216,000            22,000
                                         -----------        -----------       -----------       -----------
Net income...........................    $ 2,699,000        $   470,000       $   330,000       $    28,000
                                         ===========        ===========       ===========       ===========
Net income per common
  share -- basic.....................    $      0.77        $      0.18
                                         ===========        ===========
Weighted average shares outstanding--
  basic..............................      3,515,000          2,600,000
                                         -----------        -----------
Net income per common
  share -- diluted...................    $      0.76        $      0.18
                                         ===========        ===========
Weighted average shares outstanding -
  diluted............................      3,528,000          2,600,000
                                         -----------        -----------

     See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK      ADDITIONAL                       TOTAL
                                      ------------------     PAID-IN       RETAINED     SHAREHOLDERS'
                                       SHARES     AMOUNT     CAPITAL       EARNINGS        EQUITY
                                      ---------   ------   -----------   ------------   -------------
PREDECESSOR COMPANY
-----------------------
Beginning Balance
  December 19, 1994.................         10   $    0   $ 1,000,000   $    778,000   $  1,778,000
Net Income..........................         --       --            --         28,000         28,000
                                      ---------   ------   -----------   ------------   ------------
Beginning Balance
  December 18, 1995.................         10   $    0     1,000,000        806,000      1,806,000
Net Income..........................         --       --            --        330,000        330,000
                                      ---------   ------   -----------   ------------   ------------
Ending Balance
July 15, 1996.......................         10   $    0   $ 1,000,000   $  1,136,000   $  2,136,000
                                      =========   ======   ===========   ============   ============
=====================================================================================================
SUCCESSOR COMPANY
---------------------
Beginning Balance
  July 15, 1996.....................  2,600,000   $2,000   $ 8,025,000   $         --   $  8,027,000
Net Activity with Principal
  Stockholder.......................         --       --     1,245,000             --      1,245,000
Net Income..........................         --       --            --        470,000        470,000
                                      ---------   ------   -----------   ------------   ------------
Beginning Balance
  January 27, 1997..................  2,600,000    2,000     9,270,000        470,000      9,742,000
Net Activity with Principal
  Stockholder.......................         --       --    (8,272,000)    (2,405,000)   (10,677,000)
Issuance of common stock............  2,850,000    3,000    30,770,000             --     30,773,000
Net Income..........................         --       --            --      2,699,000      2,699,000
                                      ---------   ------   -----------   ------------   ------------
Ending Balance
  January 26, 1998..................  5,450,000   $5,000   $31,768,000   $    764,000   $ 32,537,000
                                      =========   ======   ===========   ============   ============

     See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    SUCCESSOR COMPANY           PREDECESSOR COMPANY
                                               ---------------------------   --------------------------
                                                              TWENTY-EIGHT                  FIFTY-TWO
                                                FIFTY-TWO        WEEKS         THIRTY         WEEKS
                                               WEEKS ENDED       ENDED       WEEKS ENDED      ENDED
                                               JANUARY 26,    JANUARY 27,     JULY 15,     DECEMBER 18,
                                                   1998           1997          1996           1995
                                               ------------   ------------   -----------   ------------
Cash flows from operating activities:
Net income...................................  $  2,699,000    $  470,000     $330,000      $   28,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization...........     2,109,000       988,000      914,000       1,232,000
     Provision for losses on other assets....        75,000            --           --         100,000
     Non-cash investment income..............       (78,000)           --           --              --
     Change in operating assets and
       liabilities:
       Receivables...........................       207,000      (114,000)      21,000         (22,000)
       Inventories...........................      (109,000)       (5,000)      39,000         (48,000)
       Prepaid expenses......................      (154,000)      178,000     (202,000)        138,000
       Deposits..............................       (24,000)           --           --              --
       Deferred taxes........................      (124,000)      100,000      (78,000)       (136,000)
       Accounts payable-trade................       (14,000)      273,000     (280,000)        183,000
       Other accrued liabilities.............     1,377,000        27,000       72,000         123,000
                                               ------------    ----------     --------      ----------
Net cash provided by operating activities....  $  5,964,000    $1,917,000     $816,000      $1,598,000
Cash flows used in investing activities:
     Loan to JJ North's: note and line of
       credit................................    (3,400,000)           --           --              --
     Deposits on future acquisitions.........    (1,936,000)           --           --              --
     Acquisition of six JJ North's
       restaurants net of cash acquired......    (3,590,000)           --           --              --
     Acquisition of property, buildings and
       equipment.............................    (1,972,000)     (103,000)     (68,000)     (3,527,000)
     Deferred organization and franchise
       costs.................................       (67,000)           --           --        (125,000)
     Sale (Purchase) of Short Term
       Investments...........................       180,000      (180,000)          --              --
                                               ------------    ----------     --------      ----------
Net cash used in investing activities........   (10,785,000)     (283,000)     (68,000)     (3,652,000)
Cash flows from financing activities:
     Proceeds from issuance of common
       stock.................................    30,773,000            --           --              --
     Net activity with principle
       shareholder...........................   (10,677,000)   (1,245,000)    (546,000)      1,998,000
     Principal payment on capital leases.....      (241,000)     (245,000)    (110,000)        (46,000)
                                               ------------    ----------     --------      ----------
     Net cash provided by (used in) by
       financing activities..................    19,855,000    (1,490,000)    (656,000)      1,952,000
Net increase in cash and cash equivalents....    15,034,000       144,000       92,000        (102,000)
Cash and cash equivalents at beginning of
  period.....................................       353,000       209,000      117,000         219,000
                                               ------------    ----------     --------      ----------
Cash and cash equivalents at end of period...  $ 15,387,000    $  353,000     $209,000      $  117,000
                                               ============    ==========     ========      ==========

     See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Successor Company include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company"). Certain reclassifications have been made to the fiscal 1997 consolidated financial statements to conform to the fiscal 1998 presentation.

ORGANIZATION AND NATURE OF OPERATIONS

     The Successor Company was formed by CKE Restaurants, Inc. ("CKE") in July 1997 in connection with the reorganization of CKE's buffet-style restaurant business. Pursuant to a contribution agreement among the Company and CKE and certain of their respective subsidiaries, CKE transferred to Summit the net assets of its two Casa Bonita Mexican theme restaurants (which were acquired by CKE on October 1, 1996), and Summit transferred substantially all of its assets and liabilities (primarily those relating to the JB's Restaurant system and Galaxy Diner restaurants, but excluding 16 HomeTown Buffet restaurants operated by HTB) to a newly formed subsidiary of CKE. Summit was acquired by CKE on July 15, 1996. Then, CKE contributed the outstanding shares of Summit to the Company in exchange for 2,600,000 shares of the Company's Common Stock. All of the parties to the foregoing transactions (the "Formation Transactions") were, upon completion thereof, direct or indirect wholly-owned subsidiaries of CKE, and such Formation Transactions were accounted for as a reorganization among companies under common control. Accordingly, the Successor Period presents results of operations for the period commencing on July 15, 1996 (the date of CKE's acquisition of Summit), and include results of operations of the two Casa Bonita Mexican theme restaurants only from October 1, 1996 (the date of acquisition by CKE) and the results of operations of seven JJ North's Grand Buffet Restaurants operated by the Company from September 30, 1997 (the date of acquisition by the Company.

     The operating results for the fifty-two week period ended January 26, 1998, include 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, 52 weeks of operations for the Company's two Casa Bonita restaurants and 17 weeks of operations for the seven JJ North's Grand Buffet restaurants operated by the Company. The operations for the 28 week period ended January 27, 1997, include 28 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, and 17 weeks of operations for the Company's two Casa Bonita restaurants, but do not include the operations for JJ North's Grand Buffet restaurants.

     The Predecessor Company, HTB Restaurants, Inc., has been a wholly-owned subsidiary of Summit Family Restaurants Inc. ("Summit") since October 9, 1991. The Predecessor Company operated 16 buffet style restaurants in five western states as a franchisee of HomeTown Buffet, Inc. and utilized a 52/53-week fiscal year which ends in December. The fiscal year ended December 18, 1995 contained 52 weeks. The period ended July 15, 1996 contained 30 weeks.

     On October 31, 1997, the Company entered into a strategic alliance (the "Alliance") with Stacey's Buffet, Inc. ("Stacey's") whereby, among other things, the Company agreed to provide certain services for 23 Stacey's restaurants and make loans to Stacey's from time to time up to an aggregate principal amount of $4,500,000. On February 13, 1998, the Company acquired three Stacey's restaurants, and the Company and Stacey's mutually agreed to terminate the Alliance, including cancellation of any future obligations of the

Company to make loans to Stacey's. The Company paid the purchase price for the three restaurants by the cancellation of Stacey's outstanding indebtedness to the Company which was incurred as part of the Alliance.

FISCAL YEAR

     The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

CASH EQUIVALENTS

     For purposes of reporting cash flows, highly liquid investments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

SHORT-TERM INVESTMENTS

     Short-term investments (consisting primarily of certificates of deposits, with original maturities of greater than three months) are held-to-maturity securities and, accordingly, have been stated at cost.

INVENTORIES

     Inventories consist of food, beverages and restaurant supplies and are valued at cost, determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment and real property under capitalized leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives: buildings and leasehold improvements -- lesser of lease life or 20 years; furniture, fixtures and equipment -- five to eight years; capitalized leases -- lesser of lease life or 20 years. Lease renewal option periods are included in determining leasehold improvement useful lives when, in management's opinion, such renewal options will be exercised.

     Repairs and maintenance are charged to operations as incurred. Remodeling costs are generally capitalized.

INTANGIBLE ASSETS

     Franchise fees are amortized using the straight-line method over the remaining terms of the franchise agreements, which range from nine to 17 years. Lease acquisition costs are amortized using the straight-line method over the respective lease terms. Goodwill is amortized using the straight-line method over 40 years.

     Accumulated amortization of these intangible assets totaled $127,000 at January 26, 1998 and $128,000 at January 27, 1997.

PRE-OPENING COSTS

     Pre-opening costs, which represent expenses incurred for hiring and training personnel relating to new restaurants and expenses for promotion of new store openings, are capitalized and amortized over the restaurant's first year of operation.

FRANCHISE EXPENSES

     Royalty costs and all other franchise costs are charged to operations as incurred.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include certain expenses directly related to the Company and other corporate overhead. Allocations of expenses are made by Summit to HTB and by CKE to the Company after September 22, 1997 for certain corporate services and overhead incurred by the Company. Total corporate allocations included in general and administrative expenses in the accompanying consolidated statements of earnings amounted to approximately $437,000, $252,000, $951,000 and $808,000 for the periods ended January 26, 1998, January 27, 1997, July 14, 1996 and December 18, 1995, respectively. These allocations were based on, among other things, percentage of revenues, number of stores, number of employees or the amount of capital expenditures in relation to the total of the respective amounts of Summit on a combined basis. Included in the allocation for the period ended January 27, 1997, is $15,000 of general and administrative expenses relating to the two Casa Bonita restaurants. Allocations are made on a basis that management of the Company believes to be reasonable; however, such allocations are not necessarily indicative of the expenses which might have been incurred by the Company had they operated on a stand-alone basis.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Under this method, income tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A change in tax rates is recognized in income in the period that includes the enactment date.

ADVERTISING EXPENSES

     Advertising costs are charged to operations as incurred.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in fiscal 1998. SFAS 128 requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share reflecting the dilutive effect of all common stock equivalents is also required.

NOTE 2 -- INITIAL PUBLIC OFFERING

     On September 30, 1997, the Company completed an initial public offering (the "IPO") of 3,000,000 shares of its Common Stock at an IPO price of $12.00 per share. Of the 3,000,000 share offering, 2,400,000 shares were sold by the Company and 600,000 shares were sold by CKE. On October 7, 1997, the underwriters exercised their over-allotment option and acquired an additional 450,000 shares of Common Stock. The IPO generated total net proceeds to the Company of $30.8 million after commissions and offering expenses. The Company has used a portion of the proceeds to pay a dividend to CKE and to repay indebtedness assumed in connection with the acquisition of restaurants. The remaining proceeds are being used for working capital and general corporate purposes.

USE OF PROCEEDS

     Of the net proceeds received by the Company from the IPO, the Company made payments to CKE totaling $10.7 million, which included a dividend of $9.3 million. The nature of these payments was in effect to reimburse CKE for its equity in HomeTown Buffet and Casa Bonita at the date of the IPO. As a result of these payments, the stockholders' equity section of the Company at January 26, 1998, reflects the earnings of the Company since the date of the IPO and the net proceeds from the IPO.

NOTE 3 -- NORTH'S ACQUISITION

     Concurrent with the Initial Public Offering, the Company acquired six JJ North's Grand Buffet Restaurants from North's Restaurants, Inc., ("North's"), and completed a management agreement for a seventh restaurant. The total cash consideration paid to North's was approximately $4.5 million which generated $1.3 million of goodwill. The acquisition was accounted for as a purchase. In connection with the North's acquisition, the Company has provided a $3.0 million term loan and a $750,000 line of credit to North's. The term loan and line of credit are secured by North's remaining restaurants and bear interest at 8.0%.

     Selected unaudited proforma combined results of operations for the fifty-two week period ended January 26, 1998 and the twenty-eight weeks ended January 27, 1997, as if the acquisition occurred on July 16, 1996, using actual restaurant-level margins and general and administrative expenses prior to the acquisition are presented as follows:

                                                       FIFTY-TWO
                                                         WEEKS            TWENTY-EIGHT
                                                         ENDED            WEEKS ENDED
                                                      JANUARY 26,         JANUARY 27,
                                                         1998                 1997
                                                      -----------         ------------
Total revenues................................        $60,866,000         $26,249,000
Net income....................................        $ 2,452,000         $   467,000
Net income per common share -- basic..........        $       .70         $       .18
Net income per common share -- diluted........        $       .70         $       .18

NOTE 4 -- NOTES RECEIVABLE Notes receivable at January 26, 1998 consists of the following:

Note receivable from JJ North's.............................  $3,078,000
Line of credit due from JJ North's..........................     400,000
                                                              ----------
                                                               3,478,000
  Less current portion......................................     243,000
                                                              ----------
                                                              $3,235,000
                                                              ==========

     The $3.0 million note receivable stipulates that interest accruing on the loan will be added to the note balance for the first six months. Interest on the aggregate balance will then be payable monthly for the next six months. Beginning November 1, 1999, principal and interest payments will be due monthly for five years until the loan is fully repaid in October 2003.

     The interest on the line of credit is payable monthly for the first six months with principal and interest payments due monthly thereafter until the line is repaid by February 2000.

NOTE 5 -- PROPERTY AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

     The components of property and equipment and real property under capitalized leases are as follows:

                                                              JANUARY 26,   JANUARY 27,
                                                                 1998          1997
                                                              -----------   -----------
Property and equipment:
  Buildings and leasehold improvements......................  $12,535,000   $10,255,000
  Furniture, fixtures and equipment.........................    7,648,000     3,012,000
                                                              -----------   -----------
                                                               20,183,000    13,267,000
  Less accumulated depreciation and amortization............   (5,106,000)     (837,000)
                                                              -----------   -----------
                                                              $15,077,000   $12,430,000
                                                              ===========   ===========
Real property and equipment under capitalized leases........  $ 3,031,000   $ 2,547,000
  Less accumulated amortization.............................     (744,000)     (151,000)
                                                              -----------   -----------
                                                              $ 2,287,000   $ 2,396,000
                                                              ===========   ===========

NOTE 6 -- LEASES

     The Company occupies certain restaurants under long-term leases expiring at various dates through 2014. Most restaurant leases have renewal options for terms of 5 to 20 years, and substantially all require the payment of real estate taxes and insurance. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales.

     Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 26, 1998 (Successor Company) are as follows:

                     FISCAL YEAR                        CAPITAL      OPERATING
                     -----------                       ----------   -----------
1999.................................................  $  439,000   $ 3,125,000
2000.................................................     405,000     2,752,000
2001.................................................     235,000     2,614,000
2002.................................................     235,000     2,546,000
2003.................................................     235,000     2,573,000
Thereafter...........................................   2,282,000    19,217,000
                                                       ----------   -----------
          Total minimum lease payments:..............   3,831,000   $32,827,000
                                                       ==========   ===========
Less amount representing interest:...................   1,463,000
                                                       ----------
Present value of minimum lease payments:.............   2,368,000
Less current portion.................................     259,000
                                                       ----------
Capital lease obligation excluding current portion...  $2,109,000
                                                       ==========

     Aggregate rents under noncancelable operating leases during fiscal 1998 and 1997 are as follows:

                                                    SUCCESSOR COMPANY           PREDECESSOR COMPANY
                                                --------------------------   --------------------------
                                                              TWENTY-EIGHT                  FIFTY-TWO
                                                 FIFTY-TWO       WEEKS         THIRTY         WEEKS
                                                WEEKS ENDED      ENDED       WEEKS ENDED      ENDED
                                                JANUARY 26,   JANUARY 27,     JULY 15,     DECEMBER 18,
                                                   1998           1997          1996           1995
                                                -----------   ------------   -----------   ------------
Minimum rentals...............................  $2,967,000     $  978,000    $1,617,000     $3,316,000
Contingent rentals............................     114,000         41,000        28,000         46,000
                                                ----------     ----------    ----------     ----------
                                                $3,081,000     $1,019,000    $1,645,000     $3,362,000
                                                ==========     ==========    ==========     ==========

NOTE 7 -- INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                            -------------------------   -----------------------
                                            JANUARY 26,   JANUARY 27,   JULY 15,   DECEMBER 18,
                                               1998          1997         1996         1995
                                            -----------   -----------   --------   ------------
Current:
  Federal.................................  $1,643,000     $196,000     $226,000     $132,000
  State...................................     440,000       35,000       68,000       26,000
                                            ----------     --------     --------     --------
                                             2,083,000      231,000      294,000      158,000
Deferred:
  Federal.................................    (238,000)      81,000      (55,000)    (115,000)
  State...................................     (46,000)      26,000      (23,000)     (21,000)
                                            ----------     --------     --------     --------
                                              (284,000)     107,000      (78,000)    (136,000)
                                            ----------     --------     --------     --------
                                            $1,799,000     $338,000     $216,000     $ 22,000
                                            ==========     ========     ========     ========

     A reconciliation of income tax expense at the federal statutory rate to the Company's provision for taxes on income is as follows:

                                                        SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                    -------------------------   -----------------------
                                                    JANUARY 26,   JANUARY 27,   JULY 15,   DECEMBER 18,
                                                       1998          1997         1996         1995
                                                    -----------   -----------   --------   ------------
Income taxes at statutory rate....................  $1,529,000     $274,000     $186,000     $17,000
State income taxes................................     273,000       47,000       29,000       3,000
Other.............................................     (11,000)      17,000        1,000       2,000
Increase in reserve...............................       8,000           --           --          --
                                                    ----------     --------     --------     -------
                                                    $1,799,000     $338,000     $216,000     $22,000
                                                    ==========     ========     ========     =======

     Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

                                                              JANUARY 26,   JANUARY 27,
                                                                 1998          1997
                                                              -----------   -----------
Deferred tax assets:
  Leases....................................................  $  922,000    $  971,000
  Insurance reserves........................................     113,000            --
  Accrued Vacation..........................................      70,000        45,000
  State Taxes...............................................      43,000        28,000
  Litigation Reserve........................................          --        25,000
                                                              ----------    ----------
  Less valuation allowance..................................      (8,000)           --
                                                              ----------    ----------
          Total deferred tax assets.........................   1,140,000     1,069,000
                                                              ----------    ----------
Deferred tax liabilities:
  Depreciation..............................................     799,000       876,000
  Other.....................................................      24,000            --
                                                              ----------    ----------
          Total deferred tax liabilities....................     823,000       876,000
                                                              ----------    ----------
Net deferred tax assets.....................................  $  317,000    $  193,000
                                                              ==========    ==========

     While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing net deferred tax assets at January 26, 1998 based on the Company's current and future pre-tax earnings.

NOTE 8 -- DEPOSITS AND OTHER

     Deposits and other consists of the following:

                                                              JANUARY 26,   JANUARY 27,
                                                                 1998          1997
                                                              -----------   -----------
Deposit on the acquisition of three Stacey's restaurants....  $1,006,000     $     --
Deposit on acquisition of JJ North's Olympia restaurant.....     929,000           --
Deferred taxes, non current.................................     207,000           --
Miscellaneous deposits......................................      25,000      375,000
                                                              ----------     --------
                                                              $2,167,000     $375,000
                                                              ==========     ========

NOTE 9 -- STOCKHOLDERS EQUITY

     The authorized capital stock of the Company consists of 18,500,000 shares of Common Stock, par value $0.001 per share, and 1,500,000 shares of Preferred Stock, par value $0.001 per share.

COMMON STOCK

     Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company's liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock, are, and the shares of Common Stock offered by the Company hereby will be, when issued and paid for, fully paid and nonassessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock which the Company may designate and issue in the future.

PREFERRED STOCK

     The Board of Directors has the authority, without further vote or action by the stockholders, to provide for the issuance of up to 1,500,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and privileges and limitations on the Board of Directors may determine, including the consideration received therefor. The Board of Directors also will have the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state the effect that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects: (i) to restrict the payment of dividends on the Common Stock, (ii) to dilute the voting power and equity interests of holders of Common Stock, (iii) to prevent holders of Common Stock from participating in any distribution of the Company's assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied, or (iv) to require approval by the holders of Preferred Stock for certain matters such as amendments to the Company's Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving the Company. As a result, the issuance of Preferred Stock may, under certain circumstances, have the effect of delaying, discouraging or preventing bids for the Common Stock at a premium over the market price thereof, or a change in control of the Company, and could have a material adverse effect on the market price for the Common Stock.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

401(K) PLAN

     Beginning in May 1998, the Company has a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives.

1997 EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on January 15, 1998, covering an aggregate of 750,000 shares of Common Stock. The Purchase Plan, which is not intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, will be implemented by quarterly offerings with purchases coinciding with the Company's fiscal quarters commencing on the effective date of the Purchase Plan. The purpose of the Purchase Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Purchase Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors.

     Employees are eligible to participate if they (i) are employed on an hourly basis as a restaurant employee for at least 30 hours per week and if they have been employed by the Company since September 30, 1997 or for at least one year;
(ii) are employed on an hourly basis as a non-restaurant employee for at least 30 hours per week and have been so employed continuously during the preceding 90 days; or (iii) are exempt from the overtime and minimum wage requirements under federal and state laws and have been so employed by the Company continuously during the preceding 90 days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which range from 3% to 10% of the employee's Base Earnings as defined in the Purchase Plan. The price of stock purchased under the Purchase Plan shall be at the then current fair market value. Each participant who remains an employee of the Company for at least one year after the end of a particular quarterly offering period shall receive, on the one-year anniversary date of the end of such offering period, a matching contribution from the Company totaling one-half of a participating Officer's or Director's contribution, and one-third of other participant's contributions. Employees may withdraw from the Purchase Plan, effective at the end of a quarterly offering period, by delivering a notice to the Company no later than the 15th day prior to the end of such quarterly offering period, and participation ends automatically on termination of employment. The Board of Directors may at any time amend or terminate the Purchase Plan, and upon such termination, each participant is entitled to receive the funds in such participant's account which have not been used to purchase Common Stock but shall not be entitled to any future matching contribution.

1997 STOCK INCENTIVE PLAN

     The Company recently adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which provides for the grant of options to purchase an aggregate of 750,000 shares of Common Stock. The 1997 Plan provides for the granting of "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The purpose of the 1997 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1997 Plan is administered by the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1997 Plan.

                                                              NUMBER OF SHARES
                                                              ----------------
Outstanding on January 27, 1997.............................            --
Options granted at IPO......................................       608,308
Canceled....................................................            --
Exercised...................................................            --
                                                                  --------
Outstanding on January 26, 1998.............................       608,308
                                                                  ========
Exercisable on January 26, 1998.............................       263,240
                                                                  ========
Exercise price..............................................      $  12.00
                                                                  ========
Weighted average remaining contractual life in years........          9.68
                                                                  ========

     The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for it's stock options in the financial statements. Had the Company determined compensation cost based on the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") at the grant date for its stock options, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                              JANUARY 26,   JANUARY 27,
                                                                 1998          1997
                                                              -----------   -----------
Net Income as reported......................................  $2,699,000    $   470,000
Earnings per share -- basic as reported.....................  $      .77    $       .18
Earnings per share -- diluted as reported...................  $      .76    $       .18
Pro forma net income........................................  $2,285,000    $   470,000
Earnings per share-basic as reported........................  $      .65    $       .18
Earnings per share-diluted as reported......................  $      .65    $       .18

     For purposes of the preceding pro forma disclosures required by SFAS 123 the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no projected annual dividends, expected volatility of 15%, a risk free interest rate of 5.83% and an expected life of three years.

     Since the pro forma compensation expense for stock-based compensation plans is recognized over a three year vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 11 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   SUCCESSOR PERIOD              PREDECESSOR PERIOD
                                           ---------------------------------   -----------------------
                                           JANUARY 26,       JANUARY 27,       JULY 15,   DECEMBER 18,
                                              1998              1997             1996         1995
                                           -----------   -------------------   --------   ------------
Cash paid for income taxes...............  $1,020,000          --                    --           --
Cash paid for interest...................          --          --              $145,000     $192,000
Non-cash investing and financing
  activities are as follows:
  Transfer of current assets and current
     liabilities to primary
     stockholder.........................  $  335,000          --                    --           --
  Use of deposit to buy out operating
     equipment leases....................     375,000          --                    --           --

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any resolution will require payments that will have a material effect on the Company's consolidated statement of operations or financial position or liquidity.

NOTE 13 -- SUBSEQUENT EVENTS

     On October 31, 1997, the Company entered into a strategic alliance (the "Alliance") with Stacey's Buffet, Inc. ("Stacey's") whereby, among other things, the Company agreed to provide certain services for 23 Stacey's restaurants and make loans to Stacey's from time to time up to an aggregate principal amount of $4,500,000. On February 13, 1998, the Company acquired three Stacey's restaurants, and the Company and Stacey's mutually agreed to terminate the Alliance, including cancellation of any future obligations of the Company to make loans to Stacey's. The Company paid the purchase price for the three restaurants by the cancellation of Stacey's outstanding indebtedness to the Company which was incurred as part of the Alliance.

     On February 24, 1998, the Company acquired twelve JB's Restaurants from JB's Restaurants, Inc., a wholly-owned subsidiary of CKE, for $4,265,000, subject to adjustment. At the time of acquisition, the Company prepaid royalty fees for one year in the amount of $485,000. The Company will operate the restaurants under franchise agreements with JB's Family Restaurants, Inc. until such time as they are converted to the Company's small-format buffet concept. The Company has completed one of the conversions and expects to complete additional conversions during fiscal 1999.

     In addition, during February 1998, the Company, in three separate transactions, acquired three additional restaurants in the state of Florida. The purchase price for these restaurants, one of which is a fee property, was approximately $1.8 million. Two of the restaurants are operated as Maggie's Buffet restaurants and the third restaurant, which was formerly operated as a Stacey's Buffet restaurant prior to being closed in 1996, will be converted to one of the Company's buffet concepts and re-opened during fiscal 1999.

     On April 1, 1998, the Company acquired two buffet restaurants located in Florida, which operate under the brand name of BuddyFreddys. The purchase price was $1.6 million, subject to adjustment, of which, $400,000 was paid in cash at closing and the remaining $1.2 million will be paid in equal monthly installments of $100,000 each beginning April 15, 1998 and continuing through March 15, 1999. In addition, the Company has loaned the seller $2.4 million. The loan has a term of one year, is secured by the real property of the purchased restaurants and bears interest at 8.5% for the first 90 days and 10.0% for the remainder of the term. It is anticipated that the Company will convert certain of its other restaurants in the Florida market to the BuddyFreddys concept.

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
   3.1         Certificate of Incorporation*
   3.2         Bylaws, as amended on September 22, 1997
   4.1         Form of Common Stock Certificate**
  10.1         Star Buffet, Inc. 1997 Stock Incentive Plan (the "1997
               Plan")**
  10.2         Form of Stock Option Agreement for the 1997 Plan**
  10.3         Form of Indemnification Agreement**
  10.4         Management Services Agreement with CKE**
  10.5         Form Of Franchise Agreement with HomeTown Buffet, Inc.**
  10.6         Asset Purchase Agreement with North's Restaurants, Inc.
               dated July 24, 1997**
  10.6.1       Amendment No. 1 to Asset Purchase Agreement dated as of
               September 30, 1997 (incorporated by reference to the
               Company's filing on Form 8-K on October 17, 1997)
  10.6.2       Amended and Restated Credit Agreement dated as of September
               30, 1997 between the Company and North's Restaurants, Inc.
               (incorporated by reference to the Company's filing on Form
               8-K on October 17, 1997)
  10.7         Form of Credit Agreement with Stacey's Buffet, Inc.*
  10.8         Form of Contribution Agreement among CKE Restaurants, Inc.,
               Summit Family Restaurants Inc. and the Company*
  10.9         Form of Bill of Sale and Assumption Agreement between Summit
               Family Restaurants Inc. and Taco Bueno Restaurants, Inc.
               (formerly known as Casa Bonita Incorporated)*
  10.11        Form of Bill of Sale and Assumption Agreement between Summit
               Family Restaurants Inc. and JB's Restaurants, Inc.*
  10.12        License Agreement with CKE
  10.13        Settlement Agreement with HomeTown Buffet, Inc.
  11.0         Computation of Earnings Per Share Income
  21.1         List of Subsidiaries*
  23.4         Consent of KPMG Peat Marwick LLP
  27.1         Financial Data Schedules (included only with electronic
               filing)

---------------
* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).