Form 10-Q
period 1998-05-18
STAR BUFFET INC
filed 1998-07-02
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549
                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: MAY 18, 1998
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 0-6054

                                STAR BUFFET, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                                 84-1430786
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification Number)

                               440 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
               (Address of principal executive offices) (Zip Code)

                                 (801) 463-5500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                        --------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF JUNE 22, 1998 THERE WERE 5,450,000 SHARES OF COMMON STOCK, $ .001 PAR VALUE, OUTSTANDING.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                         Page
Part I. Financial Information
   Item 1.   Consolidated Financial Statements:

     Consolidated Balance Sheets as of May 18, 1998  and January 26, 1998                  3

     Consolidated Statements of Operations for the sixteen weeks
             ended May 18, 1998 and May 19, 1997                                           5

     Consolidated Statements of Cash Flows for the sixteen weeks ended
             May 18, 1998 and May 19, 1997                                                 6

     Notes to Consolidated Financial Statements                                            8

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                        10

Part II.   Other Information

   Item 2. Changes in Securities and Use of Proceeds                                      15

   Item 6. Exhibits and Reports on Form 8-K                                               15

                       STAR BUFFET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

PART I:  FINANCIAL INFORMATION


ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS



                                                                                MAY 18,           JANUARY 26,
ASSETS                                                                          1998                  1998
                                                                             -----------          -----------
                                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                                 $ 8,275,000          $15,387,000
   Current portion of notes and other receivables                              3,326,000              336,000
   Inventories                                                                   726,000              493,000
   Deferred income taxes, net                                                    110,000              110,000
   Prepaid expenses                                                              919,000              204,000
                                                                             -----------          -----------

   Total current assets                                                       13,356,000           16,530,000
                                                                             -----------          -----------

Property, buildings and equipment, at cost, less accumulated
   depreciation                                                               21,067,000           15,077,000
                                                                             -----------          -----------

Real property and equipment under capitalized leases, at cost, less
   accumulated amortization                                                    2,344,000            2,287,000
                                                                             -----------          -----------

Other assets:
   Notes receivable, net of current portion                                    3,095,000            3,235,000
   Deposits and other                                                          2,600,000            2,167,000
                                                                             -----------          -----------

   Total other assets                                                          5,695,000            5,402,000
                                                                             -----------          -----------

Goodwill, less accumulated amortization                                        3,684,000            1,380,000
Other intangible assets, less accumulated amortization                           302,000              293,000
                                                                             -----------          -----------

   Total intangible assets                                                     3,986,000            1,673,000
                                                                             -----------          -----------
Total assets                                                                 $46,448,000          $40,969,000
                                                                             ===========          ===========



See Accompanying Notes to Consolidated Financial Statements

                       STAR BUFFET, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)




LIABILITIES AND STOCKHOLDERS' EQUITY                                              MAY 18,             JANUARY 26,
                                                                                   1998                  1998
                                                                                -----------          -----------
                                                                               (unaudited)
Current liabilities:
   Accounts payable - trade                                                     $ 3,571,000          $ 2,212,000
   Payroll and related taxes                                                      2,079,000            1,643,000
   Sales and property taxes                                                       1,587,000            1,178,000
   Rent, licenses and other                                                         538,000              822,000
   Current maturities of obligations under capital leases                         1,444,000              259,000
   Other current liabilities                                                        975,000              209,000
                                                                                -----------          -----------

       Total current liabilities                                                 10,194,000            6,323,000
                                                                                -----------          -----------


   Capitalized lease obligations, net of current maturities                       2,186,000            2,109,000
                                                                                -----------          -----------



   Preferred stock, $.001 par value; authorized 1,500,000 shares; none
     issued or outstanding                                                               --                   --
   Common stock, $.001 par value; authorized 18,500,000 shares; issued
     and outstanding 5,450,000 and 5,450,000 shares                                   5,000                5,000
   Additional paid-in capital                                                    31,768,000           31,768,000
   Retained earnings                                                              2,295,000              764,000
                                                                                -----------          -----------
       Total stockholders' equity                                                34,068,000           32,537,000
                                                                                -----------          -----------

Total liabilities and stockholders' equity                                      $46,448,000          $40,969,000
                                                                                ===========          ===========



See Accompanying Notes to Consolidated Financial Statements

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                SIXTEEN WEEKS ENDED
                                                       -----------------------------------
                                                          MAY 18,                MAY 19
                                                           1998                   1997
                                                       ------------           ------------
 Total revenues                                        $ 25,498,000           $ 16,581,000


Costs and expenses
   Food costs                                             8,536,000              5,479,000
   Labor costs                                            7,744,000              5,219,000
   Occupancy and other expenses                           5,050,000              3,077,000
   General and administrative expenses                    1,133,000                628,000
   Depreciation and amortization                            809,000                625,000
                                                       ------------           ------------

   Total costs and expenses                              23,272,000             15,028,000
                                                       ------------           ------------

Income from operations                                    2,226,000              1,553,000
   Interest expense                                         (66,000)               (62,000)
   Interest income                                          312,000                     --
   Other Income                                              79,000                     --
                                                       ------------           ------------

Income before income taxes                                2,551,000              1,491,000

Income tax expense                                        1,020,000                596,000
                                                       ------------           ------------

Net income                                             $  1,531,000           $    895,000
                                                       ============           ============

Net income per common share - basiC                    $       0.28           $       0.34
                                                       ============           ============

Weighted average shares outstanding - basic               5,450,000              2,600,000

Net income per common share - diluted                  $       0.28           $       0.34

Weighted average shares outstanding - diluted             5,529,000              2,600,000




          See Accompanying Notes to Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                         SIXTEEN WEEKS ENDED
                                                                  -----------------------------------
                                                                   MAY 18, 1998           MAY 19, 1997
                                                                  ------------           ------------
Cash flows from operating activities:
Net income                                                        $  1,531,000           $    895,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                      809,000                625,000
    Amortization of royalty fee                                        111,000                     --
    Interest income                                                   (102,000)                    --
    Change in operating assets and liabilities:
          Receivables                                                 (422,000)               (42,000)
          Inventories                                                 (233,000)                22,000
          Prepaid expenses                                            (714,000)               (98,000)
          Deposits and other                                          (141,000)               330,000
          Deferred taxes                                                    --                193,000
          Accounts payable                                           1,359,000               (435,000)
          Other accrued liabilities                                  1,327,000                140,000
                                                                  ------------           ------------
          Net cash provided by operating activities                  3,525,000              1,630,000

Cash flows used in investing activities:
  Increase in notes receivable                                      (2,565,000)                    --
  Acquisition of restaurants                                        (6,428,000)                    --

  Acquisition of property, buildings and equipment                  (1,438,000)            (1,547,000)
  Sale of Short Term Investments                                            --                180,000
                                                                  ------------           ------------
          Net cash used in investing activities                    (10,431,000)            (1,367,000)

Cash flows from financing activities:
   Payments to extinguish long term debt                              (120,000)                    --
   Payments to parent company                                               --                 19,000
   Principal payment on capital leases                                 (86,000)               (75,000)
                                                                  ------------           ------------
        Net cash used in financing activities                         (206,000)               (56,000)
                                                                  ------------           ------------

Net increase (decrease) in cash and cash equivalents                (7,112,000)               207,000

Cash and cash equivalents at beginning of period                    15,387,000                353,000

Cash and cash equivalents at end of period                        $  8,275,000           $    560,000
                                                                  ============           ============



See Accompanying Notes to Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                                                                            SIXTEEN WEEKS ENDED
                                                                     -----------------------------------
                                                                    MAY 18, 1998           MAY 19, 1997
                                                                     ----------          ---------------
Supplemental disclosures of cash flow Information:

Cash paid for interest                                               $   81,000          $            --
                                                                     ==========          ===============


Cash paid for income taxes                                           $  773,000          $            --
                                                                     ==========          ===============


Non cash investing and financing activities:

    Exchange of receivables from Stacey's Buffet, Inc.
     for three Stacey's Buffet Restaurants                           $1,004,000                       --
    Acquisition of BuddyFreddys assets with debt financing           $1,200,000                       --




See Accompanying Notes to Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited combined financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1998. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 1998 consolidated financial statements to conform to the fiscal 1999 presentation. The accompanying financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

The operating results for the 16-week period ended May 18, 1998 include 16 weeks of operations for each of the Company's 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and seven JJ North's Grand Buffet restaurants. The operating results for the 16 week period ended May 18, 1998 also include the results of operations for each of the acquisitions described in Notes B, C and D of the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q from their respective dates of acquisition. The operations for the 16-week period ended May 19, 1997 include 16 weeks of operations for each of the Company's 16 franchised HomeTown Buffet restaurants and two Casa Bonita restaurants, but do not include the operations for JJ North's Grand Buffet restaurants, or the operations for other restaurants acquired by the Company in the first quarter of fiscal 1999.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) ACQUISITION OF CERTAIN STACEY'S RESTAURANTS AND TERMINATION OF STRATEGIC ALLIANCE WITH STACEY'S BUFFET, INC.

On October 31, 1997, the Company entered into a strategic alliance (the "Alliance") with Stacey's Buffet, Inc. ("Stacey's") whereby, among other things, the Company agreed to provide certain services for 23 Stacey's restaurants and make loans to Stacey's from time to time up to an aggregate principal amount of $4,500,000. On February 13, 1998, the Company acquired three Stacey's restaurants for $1,004,000 and the Company and Stacey's mutually agreed to terminate the Alliance, including cancellation of any future obligations of the Company to make loans to Stacey's. The Company paid the purchase price for the three restaurants by the cancellation of Stacey's outstanding indebtedness to the Company which was incurred as part of the Alliance. In connection with the termination of the Alliance, the Company's warrants to purchase 1,342,422 shares of Stacey's common stock were also terminated.


NOTE (C) ACQUISITION OF 12 JB'S RESTAURANTS

On February 24, 1998, the Company acquired twelve JB's Restaurants from JB's Family Restaurants, Inc., a wholly-owned subsidiary of CKE Restaurants, Inc. ("CKE") for $4,265,000. CKE is a principal shareholder of the Company. At the time of acquisition, the Company prepaid royalty fees for one year in the amount of $485,000. The Company will operate the restaurants under franchise agreements with JB's Family Restaurants, Inc. until such time as they are converted to the Company's small-format buffet concept. During the first quarter of fiscal 1999, the Company completed two of such conversions and expects to complete additional conversions during the remainder of fiscal 1999.

Selected unaudited pro forma combined results of operations for the 16-week periods ended May 18, 1998 and May 19, 1997, assuming the acquisition of twelve JB's had occurred on January 28, 1997, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are presented as follows:


                                                      Sixteen Weeks Ended
                                                  ---------------------------
                                                    May 18,           May 19,
                                                     1998               1997
                                                  ----------          -------
          Total revenues                          $   26,347          $20,217
          Net income                              $    1,517          $ 1,099

          Net income per share - basic            $     0.27                -
          Net income per share - diluted          $     0.27                -

NOTE (D) OTHER ACQUISITIONS

During February 1998, the Company, in three separate transactions, acquired three additional restaurants in the state of Florida. The aggregate purchase price for these restaurants was $1,763,000. Two of the restaurants currently are operated as Maggie's Buffet restaurants and the third restaurant, which was closed in 1996, formerly operated as a Stacey's Buffet restaurant. The Company plans to continue to operate the Maggie's Buffet restaurants under the Maggie's concept and plans to convert the third restaurant to one of the Company's other buffet concepts and re-open it during fiscal 1999.

On April 1, 1998, the Company acquired two buffet restaurants located in Florida, which operate under the brand name of BuddyFreddys. The purchase price was $1.6 million, subject to adjustment, of which, $400,000 was paid in cash at closing and the remaining $1.2 million will be paid in equal monthly installments of $100,000 beginning April 15, 1998 and continuing through March 15, 1999. In addition, the Company has loaned the seller $2.4 million. The loan has a term of one year, is secured by the real property of the purchased restaurants and bears interest at 8.5% for the first 90 days and 10.0% for the remainder of the term. The Company plans to convert certain of its other restaurants in the Florida market to the BuddyFreddys concept.


NOTE (E) RECENT DEVELOPMENTS

On June 5, 1998, the Company announced that it has entered into an agreement to purchase four Holiday House Restaurants located in central Florida. The acquisition is expected to close in July 1998.

                       STAR BUFFET, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto, presented elsewhere in this Report. The addition of seven JJ North's Grand Buffet restaurants, 12 JB's Restaurants and seven restaurants in Florida are the principal reasons for the differences when comparing results of operations for the 16-week period ended May 18, 1998 with the results of operations for the 16-week period ended May 19, 1997. Comparability of future periods may also from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies.

Consolidated net income for the 16-week period ended May 18, 1998 increased $636,000 or 71.1% to $1,531,000 or $0.28 per share on a diluted basis as compared with net income of $895,000 for the comparable prior year period. The increase in net income is primarily due to the additional operations of recently acquired restaurants since their respective dates of acquisition.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Prospectus dated September 24, 1997 and other filings with the Securities and Exchange Commission.

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

General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth. Management, supervisory and staff salaries, employee benefits, data processing, training and office supplies are the major items of expense in this category. Pursuant to the terms of a Service Agreement with CKE, a principal stockholder of the Company, CKE provides certain multi-unit retail infrastructure support in exchange for an annual fee of $375,000.

Other income represents management fee income resulting from the Company's management agreement related to one JJ North's Grand Buffet restaurant.

The Company records depreciation on its property and equipment on a straight-line basis over their estimated useful lives.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 16 weeks ended May 18, 1998 and May 19, 1997.


                                                              SIXTEEN WEEKS ENDED
                                                            ------------------------
                                                            MAY 18,           MAY 19,
                                                             1998             1997
                                                            -------          -------
            Total revenues                                    100.0%           100.0%
                                                            -------          -------

            Costs and expenses
               Food costs                                      33.5             33.0
               Labor  costs                                    30.4             31.5
               Occupancy and other expenses                    19.8             18.5
               General and administrative expenses              4.4              3.8
               Depreciation and amortization                    3.2              3.8
                                                            -------          -------
                 Total costs and expenses                      91.3             90.6
                                                            -------          -------

          Income from operations                                8.7              9.4

               Interest expense                                (0.2)            (0.4)
               Interest income                                  1.2               --
                Other Income                                    0.3               --
                                                            -------          -------
                Income before income taxes                     10.0              9.0

            Income tax expense                                 (4.0)            (3.6)
                                                            -------          -------

            Net income                                          6.0%             5.4%
                                                            =======          =======

            Effective income tax rate                          40.0%            40.0%
                                                            =======          =======

Total revenues increased $8,917,000 or 53.8% from $16.6 million in the 16 weeks ended May 19, 1997 to $25.5 million in the 16 weeks ended May 18, 1998. $8.5 million of such increase in revenues was attributable to the inclusion of the results of the Company's recently acquired restaurants. $421,000 of such increase was attributable to an increase in same-store sales in the Company's HomeTown Buffet and Casa Bonita restaurants.

Food costs as a percentage of total revenues increased from 33.0% during the 16-week period ended May 19, 1997 to 33.5% during the 16 weeks ended May 18, 1998. The increase as a percentage of total revenues was primarily attributable to the acquisition during the first quarter of fiscal 1999 of seven restaurants located in Florida which operate with higher food costs as a percent of revenues than the Company's other restaurants.

Labor costs as a percentage of total revenues decreased from 31.5% during the 16-week period ended May 19, 1997 to 30.4% during the 16-week period ended May 18, 1998. The decrease as a percentage of total revenues was primarily attributable to reduced labor costs in the Company's HomeTown Buffet and Casa Bonita restaurants.

Occupancy and other expenses as a percentage of total revenues increased from 18.5% during the 16-week period ended May 19, 1997 to 19.8% during the 16-week period ended May 18, 1998. The increase as a percentage of total revenues primarily reflects the impact of acquired restaurants in Florida which operate with higher occupancy and other expenses as a percentage of total revenues than the Company's other restaurants.

General and administrative costs as a percentage of total revenues increased from 3.8% during the 16-week period ended May 19, 1997 to 4.4% during the 16-week period ended May 18, 1998. The increase as a percentage of total revenues was primarily attributable to the acquisition of restaurants generating lower average unit sales volumes than the restaurants owned by the Company during the period ended May 19, 1997.

Interest expense as a percentage of total revenues declined from 0.4% during the 16-week period ended May 19, 1997 to 0.2% during the 16-week period ended May 18, 1998. The decline as a percentage of total revenues was primarily attributable to the increased revenue base resulting from the Company's acquisitions.

Interest income of $312,000 for the 16-week period ended May 18, 1998 was generated by the Company's cash and outstanding notes receivable balances during the period. Prior to September 30, 1997, the Company's excess cash was used to reduce inter-company liabilities between the Company and CKE and therefore no interest income is reflected for the 16-week period ended May 19, 1997.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment and construction could affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Recent legislation increasing the federal minimum wage has resulted in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or if it were able to do so, it could do so in a short period of time.


LIQUIDITY AND CAPITAL RESOURCES

The Company, historically financed operations through a combination of cash on hand, cash provided from operations and, prior to the Company's initial public offering in September 1997, borrowings available to its predecessor under bank lines of credit.

As of May 18, 1998, the Company had $8.3 million in cash. Cash and cash equivalents decreased by $7.1 million during the 16 weeks ended May 18, 1998. Total cash provided by operations was approximately $3.5 million. The Company used approximately $6.4 million to fund the acquisition of 20 restaurants, $2.6 million to fund loans related to acquired restaurants and $1.4 million to fund capital improvements to existing and acquired restaurants.

The Company completed two conversions of JB's Restaurants to the small format North's Star Buffet concept during the first quarter of fiscal 1999 and plans to convert an additional three JB's Restaurants during the remainder of the fiscal year. The average cost of these conversions is approximately $350,000 including pre-opening costs.

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

The Company intends to expand its operations through the opening of new restaurants and the acquisition of regional buffet chains. In addition, the Company may expand through the purchase of existing restaurant sites which would be converted to one of the Company's restaurant concepts. Management estimates the cost of opening its prototype restaurant to be approximately $1.5 million to $1.7 million, assuming leased real estate. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than new unit openings. These costs consist primarily of exterior and interior appearance modifications and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

The Company believes that available cash and cash flow from operations will be sufficient to satisfy its working capital, and capital expenditure requirements for at least the next twelve months. The Company may require additional funds to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions of other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

PART II:  OTHER INFORMATION

ITEM 2.  USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

Amount of net offering proceeds used for:
Dividend to CKE                                                      $ 9,323,000
Payment to CKE for net assets of Casa Bonita                           1,099,000
Loan to North's Restaurants, Inc.                                      3,565,000
Acquisition of restaurants                                            11,946,000
Loan to BuddyFreddys                                                   2,400,000
Acquisition of furniture, fixtures and equipment                       1,438,000
Remainder                                                              1,002,000
                                                                     -----------
                                                                     $30,773,000
                                                                     ===========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are attached to this report:

         Exhibit     Description
         Number      of Exhibit

         10.14 Asset Purchase Agreement among Summit Family Restaurants Inc. and JB's Family Restaurants, Inc., dated February 10, 1998 and is herein incorporated by reference.

         11          Calculation of Earnings per Share

         27.1        Financial Data Schedule (EDGAR version only)

         (b)         Current Reports on Form 8-K:

         (i) A Current Report on Form 8-K dated February 24, 1998, as amended May 12, 1998, was filed to report the Company's acquisition of 12 JB's Restaurants from JB's Family Restaurants, Inc.

     There were no other items to be reported under Part II of this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           STAR BUFFET, INC. AND SUBSIDIARIES


         July 2, 1998                  By: /s/ Robert E. Wheaton
                                           ---------------------
                                           Robert E. Wheaton
                                           President and
                                           Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit      Description                                           Sequentially
Number       of Exhibit                                            Numbered Page
-------      -----------                                           -------------

10.14        Asset Purchase Agreement among Summit Family
             Restaurants Inc. and JB's Family Restaurants, Inc., dated February 10, 1998 and is herein incorporated by reference.

11           Calculation of Earnings per Share

27.1         Financial Data Schedule (EDGAR version only)