Form 10-Q
period 1998-08-10
STAR BUFFET INC
filed 1998-09-24
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549
                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: AUGUST 10, 1998
                                                 ---------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 0-6054
                                                 ------

                                STAR BUFFET, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             84-1430786
 ------------------------------                          ----------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)


                               440 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 463-5500
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                       Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF SEPTEMBER 18, 1998 THERE WERE 3,450,000 SHARES OF COMMON STOCK, $ .001 PAR VALUE, OUTSTANDING.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                              Page
                                                                                              ----
Part I. Financial Information

  Item 1.   Consolidated Financial Statements:

    Consolidated Balance Sheets as of August 10, 1998 and January 26, 1998                    3

    Consolidated Statements of Income for the twelve and twenty-eight weeks
                   ended August 10, 1998 and August 11, 1997                                  5

    Consolidated Statements of Cash Flows for the twenty-eight weeks ended
                   August 10, 1998 and August 11, 1997                                        6

    Notes to Consolidated Financial Statements                                                8

  Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       9

Part II.   Other Information

  Item 2. Changes in Securities and Use of Proceeds                                          15

  Item 4. Submission of Matters to a Vote of Securityholders                                 15

  Item 6. Exhibits and Reports on Form 8-K                                                   15

                       STAR BUFFET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

PART I:  FINANCIAL INFORMATION


ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS


                                                                    AUGUST 10,        JANUARY 26,
ASSETS                                                                 1998               1998
                                                                  ---------------    ---------------
                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                       $  6,413,000       $   15,387,000
  Current portion of notes and other receivables                     3,699,000              336,000
  Inventories                                                          741,000              493,000
  Deferred income taxes, net                                           317,000              110,000
  Prepaid expenses                                                     754,000              204,000
                                                                  ---------------    ---------------

  Total current assets                                              11,924,000           16,530,000
                                                                  ---------------    ---------------

Property, buildings and equipment, at cost, less
  accumulated depreciation                                          22,646,000           15,077,000
                                                                  ---------------    ---------------

Real property and equipment under capitalized leases,
  at cost, less accumulated amortization                             2,262,000            2,287,000
                                                                  ---------------    ---------------

Other assets:
  Notes receivable, net of current portion                           2,751,000            3,235,000
  Deposits and other                                                 1,209,000            2,167,000
                                                                  ---------------    ---------------

  Total other assets                                                 3,960,000            5,402,000
                                                                  ---------------    ---------------

Goodwill, less accumulated amortization                              3,705,000            1,380,000
Other intangible assets, less accumulated amortization                 279,000              293,000
                                                                  ---------------    ---------------

  Total intangible assets                                            3,984,000            1,673,000
                                                                  ---------------    ---------------
Total assets                                                      $ 44,776,000         $ 40,969,000
                                                                  ===============    ===============

See Accompanying Notes to Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY                                AUGUST 10,        JANUARY 26,
                                                                       1998               1998
                                                                  ---------------    ---------------
                                                                   (unaudited)
Current liabilities:
  Accounts payable - trade                                        $  3,016,000       $  2,212,000
  Payroll and related taxes                                          1,664,000          1,643,000
  Sales and property taxes                                           1,609,000          1,178,000
  Rent, licenses and other                                             427,000            822,000
  Current maturities of obligations under capital leases
    and long term debt                                               1,024,000            259,000
  Other current liabilities                                                  -            209,000
                                                                  ---------------    ---------------

      Total current liabilities                                      7,740,000          6,323,000
                                                                  ---------------    ---------------

  Capitalized lease obligations, net of current maturities           2,121,000          2,109,000
                                                                  ---------------    ---------------

  Preferred stock, $.001 par value; authorized 1,500,000
    shares; none issued or outstanding                                       -                  -
  Common stock, $.001 par value; authorized 18,500,000
    shares; issued and outstanding 5,450,000 and 5,450,000 shares        5,000              5,000
  Additional paid-in capital                                        31,768,000         31,768,000
  Retained earnings                                                  3,142,000            764,000
                                                                  ---------------    ---------------
      Total stockholders' equity                                    34,915,000         32,537,000
                                                                  ---------------    ---------------

Total liabilities and stockholders' equity                        $ 44,776,000       $ 40,969,000
                                                                  ===============    ===============

See Accompanying Notes to Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   TWELVE WEEKS ENDED             TWENTY-EIGHT WEEKS ENDED
                                             -------------------------------    ------------------------------
                                              AUGUST 10,       AUGUST 11,        AUGUST 10,       AUGUST 11,
                                                1998              1997              1998             1997
                                             -------------    --------------    -------------    -------------
 Total revenues                              $ 20,751,000     $ 12,726,000      $ 46,249,000     $ 29,306,000

 Costs and expenses
    Food costs                                  6,858,000        4,036,000        15,393,000        9,515,000
    Labor costs                                 6,749,000        3,967,000        14,493,000        9,186,000
    Occupancy and other expenses                4,194,000        2,355,000         9,244,000        5,432,000
    General and administrative expenses         1,027,000          430,000         2,161,000        1,058,000
    Depreciation and amortization                 691,000          504,000         1,500,000        1,129,000
                                             -------------    --------------    -------------    -------------

    Total costs and expenses                   19,519,000       11,292,000        42,791,000       26,320,000
                                             -------------    --------------    -------------    -------------

 Income from operations                         1,232,000        1,434,000         3,458,000        2,986,000

    Interest expense                              (55,000)         (46,000)         (121,000)        (108,000)
    Interest income                               161,000                -           473,000                -
    Other Income                                   75,000                -           154,000                -
                                             -------------    --------------    -------------    -------------

 Income before income taxes                     1,413,000        1,388,000         3,964,000        2,878,000

 Income tax expense                               565,000          555,000         1,585,000        1,151,000
                                             -------------    --------------    -------------    -------------

 Net income                                  $    848,000     $    833,000      $  2,379,000     $  1,727,000
                                             =============    ==============    =============    =============

 Net income per common share - basic         $       0.16     $       0.32      $       0.44     $       0.66
                                             =============    ==============    =============    =============

 Weighted average shares outstanding -
   basic                                        5,450,000        2,600,000         5,450,000        2,600,000
                                             =============    ==============    =============    =============

 Net income per common share - diluted       $       0.16     $       0.32      $       0.43     $       0.66
                                             =============    ==============    =============    =============

 Weighted average shares outstanding -
   diluted                                      5,450,000        2,600,000         5,490,000        2,600,000
                                             =============    ==============    =============    =============


See Accompanying Notes to Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          TWENTY-EIGHT WEEKS ENDED
                                                                 ---------------------------------------
                                                                  AUGUST 10, 1998      AUGUST 11, 1997
                                                                 ------------------    -----------------
Cash flows from operating activities:
Net income                                                       $  2,379,000          $  1,727,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                   1,500,000             1,129,000
    Amortization of royalty fee                                       222,000                     -
    Interest income                                                  (102,000)                    -
    Change in operating assets and liabilities:
          Receivables                                                (766,000)               42,000
          Inventories                                                (248,000)               (2,000)
          Prepaid expenses                                           (867,000)              155,000
          Deposits and other                                         (292,000)                    -
          Deferred taxes                                              207,000                     -
          Accounts payable and other accrued liabilities              652,000               245,000
                                                                 ------------------    -----------------
          Net cash provided by operating activities                 2,685,000             3,296,000

Cash flows used in investing activities:
  Increase in notes receivable                                                                    -
  Increase in notes receivable                                     (2,250,000)                    -
  Acquisition of restaurants                                       (6,428,000)                    -
  Acquisition of property, buildings and equipment                 (2,290,000)           (1,609,000)
  Acquisition of intangible assets                                          -              (305,000)
                                                                 ------------------    -----------------
          Net cash used in investing activities                   (10,968,000)           (1,914,000)

Cash flows from financing activities:
   Payments to extinguish long term debt                             (540,000)                    -
   Payments to parent company                                               -              (880,000)
   Principal payment on capital leases                               (151,000)             (130,000)
                                                                 ------------------    -----------------
          Net cash used in financing activities                      (691,000)           (1,010,000)
                                                                 ------------------    -----------------

Net increase (decrease) in cash and cash equivalents               (8,974,000)              372,000

Cash and cash equivalents at beginning of period                   15,387,000               353,000
                                                                 ------------------    -----------------

Cash and cash equivalents at end of period                       $  6,413,000           $   725,000
                                                                 ==================    =================

See Accompanying Notes to Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                     TWENTY-EIGHT WEEKS ENDED
                                                            -----------------------------------------
                                                            AUGUST 10, 1998           AUGUST 11, 1997
                                                            ---------------           ---------------
Supplemental disclosures of cash flow
  Information:

Cash paid for interest                                      $   146,000                $    108,000
----------------------                                      ===========                ============

Cash paid for income taxes                                  $ 2,166,000                $          -
--------------------------                                  ===========                ============

Non cash investing and financing activities:

   Exchange of receivables from Stacey's Buffet, Inc.
        for three Stacey's Buffet Restaurants               $ 1,004,000                           -
   Acquisition of BuddyFreddys assets with debt financing   $ 1,200,000                           -

See Accompanying Notes to Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (A) BASIS OF PRESENTATION
------------------------------

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

The operating results for the 12-week period ended August 10, 1998 include 12 weeks of operations for each of the Company's 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants, seven JJ North's Grand Buffet restaurants, nine JB's Restaurants, three North Star Buffet restaurants, three Stacey's Buffet restaurants, two BuddyFreddys restaurants and two Maggie's Buffet restaurants. In addition, the Company opened one North's Star Buffet restaurant on August 10, 1998 and has one Stacey's Buffet restaurant closed for remodeling. The operations for the 12-week period ended August 11, 1997 include 12 weeks of operations for each of the Company's 16 franchised HomeTown Buffet restaurants and two Casa Bonita restaurants, but do not include the operations for JJ North's Grand Buffet restaurants, or the operations for other restaurants acquired by the Company in the first quarter of fiscal 1999.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) PREVIOUSLY ANNOUNCED ACQUISITION
-----------------------------------------

On June 5, 1998, the Company announced that it has entered into an agreement to purchase four Holiday House Restaurants located in central Florida. The acquisition is expected to close in October 1998.

NOTE (C) RECENT DEVELOPMENTS
----------------------------

On September 10, 1998, the Company entered into a stock repurchase agreement authorized by its Board of Directors to purchase two million shares of the Company's Common Stock held by CKE Restaurants, Inc. ("CKE") for a purchase price of $5 million in cash and a $7.5 million 90 day promissory note secured by treasury stock. The Company's Board of Directors also authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock.

                       STAR BUFFET, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

The following Management's Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto, presented elsewhere in this Report. The addition of seven JJ North's Grand Buffet restaurants, 12 JB's Restaurants and seven restaurants in Florida are the principal reasons for the differences when comparing results of operations for the 12-week period ended August 10, 1998 with the results of operations for the 12-week period ended August 11, 1997. Comparability of future periods may also from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies.

Consolidated net income for the 12-week period ended August 10, 1998 increased $15,000 or 1.8% to $848,000 or $0.16 per share on a diluted basis as compared with net income of $833,000 for the comparable prior year period. Consolidated net income for the 28-week period ended August 10, 1998 increased $652,000 or 37.8% to $2,379,000 or $0.43 per share on a diluted basis as compared with net income of $1,727,000 for the comparable prior year period. The increase in net income is primarily due to the additional operations of recently acquired restaurants since their respective dates of acquisition.

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

COMPONENTS OF INCOME FROM OPERATIONS
------------------------------------

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

RESULTS OF OPERATIONS
---------------------

The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 10, 1998 and August 11, 1997.

                                             TWELVE WEEKS ENDED                  TWENTY-EIGHT WEEKS ENDED
                                     -----------------------------------    -----------------------------------
                                        AUGUST 10,         AUGUST 11,         AUGUST 10,         AUGUST 11,
                                           1998               1997               1998               1997
                                     ----------------    ---------------    ----------------   ----------------

 Total revenues                              100.0%              100.0%            100.0%             100.0%
                                     -----------------   ----------------   ----------------   ----------------

Costs and expenses
   Food costs                                 33.1                31.7              33.3               32.5
   Labor costs                                32.5                31.1              31.3               31.3
   Occupancy and other expenses               20.2                18.5              20.0               18.5
   General and administrative
     expenses                                  5.0                 3.4               4.7                3.6
   Depreciation and amortization               3.3                 4.0               3.2                3.9
                                    -----------------   ----------------   ----------------   ----------------

    Total costs and expenses                  94.1                88.7              92.5               89.8
                                    -----------------   ----------------   ----------------   ----------------

Income from operations                         5.9                11.3               7.5               10.2

   Interest expense                           (0.3)               (0.4)             (0.2)              (0.4)
   Interest income                             0.8                 -                 1.0                -
    Other Income                               0.4                 -                 0.3                -
                                    -----------------   ----------------   ----------------   ----------------
    Income before income taxes                 6.8                10.9               8.6                9.8

Income tax expense                            (2.7)               (4.4)             (3.5)              (3.9)
                                    -----------------   ----------------   ----------------   ----------------

Net income                                     4.1%                6.5%              5.1%               5.9%
                                    =================   ================   ================   ================

Effective income tax rate                     40.0%               40.0%             40.0%              40.0%
                                    =================   ================   ================   ================

Total revenues increased $8,025,000 or 63.1% from $12.7 million in the 12 weeks ended August 11, 1997 to $20.8 million in the 12 weeks ended August 10, 1998. $7.8 million of such increase in revenues was attributable to the inclusion of the results of the Company's recently acquired restaurants. $241,000 of such increase was attributable to an increase in same-store sales in the Company's HomeTown Buffet and Casa Bonita restaurants. Total revenues increased $16.9 million or 57.8% from $29.3 million in the 28 weeks ended August 11, 1997 to $46.2 million in the 28 weeks ended August 10, 1998. $16.3 million of such increase in revenues was attributable to the inclusion of the results of the Company's recently acquired restaurants and $662,000 of the increase was attributable to an increase in same-store sales in the Company's HomeTown Buffet and Casa Bonita restaurants.

Food costs as a percentage of total revenues increased from 31.7% during the 12-week period ended August 11, 1997 to 33.1% during the 12 weeks ended August 10, 1998, and from 32.5% during the 28-week period ended August 11, 1997 to 33.3% during the 28 weeks ended August 10, 1998. The increase as a percentage of total revenues was primarily attributable to the acquisition during the first quarter of fiscal 1999 of seven restaurants located in Florida and the conversion of three JB's Restaurants to North's Star Buffet restaurants which operate with higher food costs as a percent of revenues than the Company's other restaurants.

Labor costs as a percentage of total revenues increased from 31.1% during the 12-week period ended August 11, 1997 to 32.5% during the 12-week period ended August 10, 1998. The increase as a percentage of total revenues was primarily attributable to increased labor costs in the Company's Florida division and recently converted North's Star Buffets. Labor costs as a percentage of total revenues stayed flat for the 28-week period ended August 10, 1998 as compared to the same period prior year.

Occupancy and other expenses as a percentage of total revenues increased from 18.5% during the 12-week period ended August 11, 1997 to 20.2% during the 12-week period ended August 10, 1998, and from 18.5% during the 28-week period ended August 11, 1997 to 20.0% during the 28-week period ended August 10, 1998. The increase as a percentage of total revenues primarily reflects the impact of acquired restaurants in Florida which operate with higher occupancy and other expenses as a percentage of total revenues than the Company's other restaurants.

General and administrative costs as a percentage of total revenues increased from 3.4% during the 12-week period ended August 11, 1997 to 5.0% during the 12-week period ended August 10, 1998, and from 3.6% during the 28-week period ended August 11, 1997 to 4.7% during the 28-week period ended August 10, 1998. The increase as a percentage of total revenues was primarily attributable to increases in royalty payments, increases in costs specifically related to being a public company and increases in personnel and administrative costs at the corporate office as the Company reduces its dependence on CKE to provide certain administrative functions.

Interest expense as a percentage of total revenues declined from 0.4% during the 12-week period ended August 11, 1997 to 0.3% during the 12-week period ended August 10, 1998, and from 0.4% during the 28-week period ended August 11, 1997 to 0.2% during the 28-week period ended August 10, 1998. The decline as a percentage of total revenues was primarily attributable to the increased revenue base resulting from the Company's acquisitions.

Interest income of $161,000 and $473,000 for the 12 and 28-week periods ended August 10, 1998 and August 11, 1997, respectively, was generated by interest earned on the Company's cash and cash equivalents and outstanding notes receivable balances during the period. Prior to September 30, 1997, the Company's excess cash was used to reduce inter-company liabilities between Summit Family Restaurants Inc. and CKE and therefore no interest income is reflected for the 12-week period ended August 11, 1997.

IMPACT OF INFLATION
-------------------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company, historically financed operations through a combination of cash on hand, cash provided from operations and, prior to the Company's initial public offering in September 1997, borrowings available to its predecessor under bank lines of credit.

As of August 10, 1998, the Company had $6.4 million in cash and cash equivalents. Cash and cash equivalents decreased by $9.0 million during the 28 weeks ended August 10, 1998. Total cash provided by operations was approximately $2.7 million. The Company used approximately $6.4 million to fund the acquisition of 20 restaurants, $2.3 million to fund loans related to acquired restaurants and $2.3 million to fund capital improvements to existing and acquired restaurants.

The Company completed one conversion of a JB's Restaurant to the small format North's Star Buffet concept during the second quarter of fiscal 1999 at an approximate cost of $350,000 including pre-opening costs. The Company completed one conversion of a Stacey's Buffet to a BuddyFreddys Country Buffet during the second quarter of fiscal 1999 at an approximate cost of $400,000 including pre-opening costs. The Company also opened one North's Star Buffet in the second quarter of fiscal 1999.

The Company does not currently have a bank line of credit or other working capital facility available to it. The Company intends to obtain a bank credit facility to pay the indebtedness in the amount of $7.5 million incurred in connection with the repurchase of the Company's Common Stock from CKE and to support its working capital requirements. Management anticipates that the credit facility will contain customary affirmative and negative covenants, including maintaining certain minimum working capital, net worth and financial ratios and restrictions on the Company's ability to pay dividends on the Company's common stock. There can be no assurance that the Company will be able to arrange a credit facility when required or on terms acceptable to the Company.

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

The Company believes that available cash and cash flow from operations will be sufficient to satisfy its working capital, and capital expenditure requirements for at least the next twelve months. The Company will require additional funds to pay the ninety day note to CKE and to support its working capital requirements or for other purposes, including acquisitions, and may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions of other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

IMPACT OF "YEAR 2000"
---------------------

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The "Year 2000" problem stems from computer applications that were written using two digits rather than four digits to define the applicable year. As a result, these applications may recognize "00" as "1900" rather than "2000."

The Company has investigated the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems. Based on this investigation, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company's mainframe computer and all significant software are Year 2000 compliant. The Company's few remaining non-compliant restaurant and home office personal computers will be upgraded in the next 12 months.

The Company has also initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

To date, the Company has expensed incremental costs of approximately $50,000 to assess and remediate potential Year 2000 problems. The total remaining incremental cost is estimated to be $150,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

PART II:  OTHER INFORMATION

ITEM 2.  USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

Amount of net offering proceeds used for:
Dividend to CKE                                            $  9,323,000
Payment to CKE for net assets of Casa Bonita                  1,099,000
Loan to North's Restaurants, Inc.                             3,565,000
Acquisition of restaurants                                   11,946,000
Loan to BuddyFreddys                                          2,400,000
Acquisition of furniture, fixtures and equipment              2,209,000
Remainder                                                       231,000
                                                            ------------
                                                            $30,773,000
                                                            ============

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Annual Meeting of Stockholders of Star Buffet, Inc. was held on June 30, 1998, for the purpose of electing certain members of the board of directors.

Management's nominees for directors were elected by the following vote:

                                              Shares Voted                   Authority to Vote
                                                  "For"                         "Withheld"
                                              ------------                   -----------------
        William P. Foley, II                     4,412,290                      5,160
        Robert E. Wheaton                        4,412,290                      5,160
        C. Thomas Thompson                       4,412,290                      5,160
        Stuart W. Clifton                        4,412,390                      5,060
        Jack M. Lloyd                            4,412,390                      5,060
        Thomas G. Schadt                         4,412,390                      5,060
        Norman N. Habermann                      4,412,390                      5,060
        John F. North, Jr.                       4,412,390                      5,060


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are attached to this report:

        Exhibit       Description
        Number        of Exhibit
        ------        ----------
        10.15         Stock Repurchase  Agreement between Star Buffet, Inc. and CKE Restaurants,  Inc., dated September 10, 1998.
        11            Calculation of Earnings per Share
        27.1          Financial Data Schedule (EDGAR version only)

        (b)    Current Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              STAR BUFFET, INC. AND SUBSIDIARIES


September 24, 1998                            By:  /s/ Robert E. Wheaton
                                                   -----------------------------
                                                   Robert E. Wheaton
                                                   President and
                                                   Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit       Description
Number        of Exhibit
------        ----------
10.15         Stock Repurchase  Agreement between Star Buffet, Inc. and CKE Restaurants,  Inc., dated September 10, 1998.
11            Calculation of Earnings per Share
27.1          Financial Data Schedule (EDGAR version only)