Form 10-Q
period 1998-11-02
STAR BUFFET INC
filed 1998-12-17
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:   NOVEMBER 2, 1998
                                                --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 0-6054


                                STAR BUFFET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         84-1430786
-------------------------------                         ----------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)


                               440 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (801) 463-5500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF DECEMBER 14, 1998 THERE WERE 3,059,000 SHARES OF COMMON STOCK, $ .001 PAR VALUE, OUTSTANDING.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX


                                                                              Page
                                                                              ----
Part I. Financial Information

  Item 1. Consolidated Condensed Financial Statements:

    Consolidated Condensed Balance Sheets as of November 2, 1998
      and January 26, 1998                                                     3

    Consolidated Condensed Statements of Income for the twelve
      and forty weeks ended November 2, 1998 and November 3, 1997              5

    Consolidated Condensed Statements of Cash Flows for the forty
      weeks ended November 2, 1998 and November 3, 1997                        6

    Notes to Consolidated Condensed Financial Statements                       8

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

Part II.   Other Information

  Item 2. Changes in Securities and Use of Proceeds                           15

  Item 6. Exhibits and Reports on Form 8-K                                    15

                       STAR BUFFET, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I: FINANCIAL INFORMATION


ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                               NOVEMBER 2,        JANUARY 26,
ASSETS                                                            1998               1998
                                                              ------------       ------------
                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                   $ 2,469,000        $15,387,000
  Current portion of notes and other receivables                4,058,000            336,000
  Inventories                                                     786,000            493,000
  Deferred income taxes, net                                      317,000            110,000
  Prepaid expenses                                                711,000            204,000
                                                              -----------        -----------
  Total current assets                                          8,341,000         16,530,000
                                                              -----------        -----------

Property, buildings and equipment, at cost, less
  accumulated depreciation                                     23,907,000         15,077,000
                                                              -----------        -----------
Real property and equipment under capitalized leases,
  at cost, less accumulated amortization                        2,181,000          2,287,000
                                                              -----------        -----------

Other assets:
  Notes receivable, net of current portion                      2,562,000          3,235,000
  Deposits and other                                            1,647,000          2,167,000
                                                              -----------        -----------
  Total other assets                                            4,209,000          5,402,000
                                                              -----------        -----------
Goodwill, less accumulated amortization                         4,297,000          1,380,000
Other intangible assets, less accumulated amortization            274,000            293,000
                                                              -----------        -----------
  Total intangible assets                                       4,571,000          1,673,000
                                                              -----------        -----------
Total assets                                                  $43,209,000        $40,969,000
                                                              ===========        ===========

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES


LIABILITIES AND STOCKHOLDERS' EQUITY                               NOVEMBER 2,       JANUARY 26,
                                                                      1998               1998
                                                                  ------------       -----------
                                                                   (unaudited)
Current liabilities:
  Accounts payable - trade                                        $ 3,553,000        $ 2,212,000
  Payroll and related taxes                                         1,374,000          1,643,000
  Sales and property taxes                                          1,205,000          1,178,000
  Rent, licenses and other                                            405,000            822,000
  Current maturities of obligations under
    capital leases and long term debt                                 799,000            259,000
  Other current liabilities                                                --            209,000
                                                                  -----------        -----------
      Total current liabilities                                     7,336,000          6,323,000
                                                                  -----------        -----------

Long-term debt, net of current maturities
  Capitalized lease obligations                                     2,077,000          2,109,000
  Notes payable                                                    10,853,000                 --
                                                                  -----------        -----------
        Total long-term debt                                       12,930,000          2,109,000

  Preferred stock, $.001 par value; authorized
    1,500,000 shares; none issued or outstanding                           --                 --
  Common stock, $.001 par value; authorized
    18,500,000 shares; issued and outstanding
    3,450,000 and 5,450,000 shares                                      3,000              5,000
  Additional paid-in capital                                       19,269,000         31,768,000
  Retained earnings                                                 3,671,000            764,000
                                                                  -----------        -----------
      Total stockholders' equity                                   22,943,000         32,537,000
                                                                  -----------        -----------
Total liabilities and stockholders' equity                        $43,209,000        $40,969,000
                                                                  ===========        ===========

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   TWELVE WEEKS ENDED                     FORTY WEEKS ENDED
                                             -------------------------------       -------------------------------
                                              NOVEMBER 2,        NOVEMBER 3,        NOVEMBER 2,        NOVEMBER 3,
                                                 1998               1997               1998               1997
                                             ------------       ------------       ------------       ------------
 Total revenues                              $ 18,996,000       $ 12,178,000       $ 65,245,000       $ 41,484,000

 Costs and expenses
    Food costs                                  6,299,000          4,063,000         21,693,000         13,578,000
    Labor costs                                 6,178,000          3,905,000         20,671,000         13,092,000
    Occupancy and other expenses                4,011,000          2,524,000         13,255,000          7,956,000
    General and administrative expenses           876,000            502,000          3,036,000          1,559,000
    Depreciation and amortization                 797,000            487,000          2,297,000          1,616,000
                                             ------------       ------------       ------------       ------------
    Total costs and expenses                   18,161,000         11,481,000         60,952,000         37,801,000
                                             ------------       ------------       ------------       ------------
 Income from operations                           835,000            697,000          4,293,000          3,683,000
    Interest expense                             (177,000)           (46,000)          (298,000)          (154,000)
    Interest income                               145,000             82,000            618,000             82,000
    Other Income                                   77,000                 --            231,000                 --
                                             ------------       ------------       ------------       ------------
 Income before income taxes                       880,000            733,000          4,844,000          3,611,000

 Income tax expense                               352,000            293,000          1,938,000          1,444,000
                                             ------------       ------------       ------------       ------------
 Net income                                  $    528,000       $    440,000       $  2,906,000       $  2,167,000
                                             ============       ============       ============       ============
 Net income per common share - basic
                                             $       0.13       $       0.12       $       0.57       $       0.74
                                             ============       ============       ============       ============
 Weighted average shares outstanding
   - basic                                      4,164,000          3,716,000          5,064,000          2,935,000
                                             ============       ============       ============       ============
 Net income per common share - diluted
                                             $       0.13       $       0.12       $       0.57       $       0.74
                                             ============       ============       ============       ============
 Weighted average shares outstanding -
   diluted                                      4,164,000          3,716,000          5,064,000          2,935,000
                                             ============       ============       ============       ============

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FORTY WEEKS ENDED
                                                                    --------------------------------
                                                                    NOVEMBER 2,          NOVEMBER 3,
                                                                        1998               1997
                                                                    -----------         ------------
Net income                                                         $  2,906,000         $  2,167,000
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                     2,297,000            1,616,000
    Amortization of royalty fee                                         334,000                   --
    Interest income                                                    (102,000)                  --
    Change in operating assets and liabilities:
          Receivables                                                  (492,000)            (163,000)
          Inventories                                                  (293,000)                  --
          Prepaid expenses                                             (937,000)                  --
          Deposits and other assets                                    (834,000)            (439,000)
          Deferred taxes                                                207,000                   --
          Accounts payable and other accrued liabilities                472,000              153,000
                                                                   ------------         ------------
          Net cash provided by operating activities                   3,558,000            3,334,000

Cash flows used in investing activities:
  Increase in notes receivable                                       (2,694,000)          (3,500,000)
  Acquisition of restaurants                                         (6,634,000)          (5,433,000)
  Acquisition of property, buildings and equipment                   (4,132,000)          (1,708,000)
                                                                   ------------         ------------
          Net cash used in investing activities                     (13,460,000)         (10,641,000)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                    --           31,199,000
   Payments to extinguish debt                                       (8,212,000)                  --
   Payments to parent company                                                --           (9,323,000)
   Principal payment on capital leases                                 (194,000)            (151,000)
   Proceeds from issuance of long-term debt                          10,800,000                   --
   Loan costs                                                          (410,000)                  --
   Retirement of stock                                               (5,000,000)                  --
                                                                   ------------         ------------
          Net cash provided by financing activities                  (3,016,000)          21,725,000
                                                                   ------------         ------------
Net increase (decrease) in cash and cash equivalents                (12,918,000)          14,418,000

Cash and cash equivalents at beginning of period                     15,387,000              353,000
                                                                   ------------         ------------
Cash and cash equivalents at end of period                         $  2,469,000         $ 14,771,000
                                                                   ============         ============

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                       FORTY WEEKS ENDED
                                                          ------------------------------------------
                                                          NOVEMBER 2, 1998          NOVEMBER 3, 1997
                                                          ----------------          ----------------
Supplemental disclosures of cash flow Information:

Cash paid for interest                                      $   318,000                $    154,000
                                                            ===========                ============
Cash paid for income taxes                                  $ 2,616,000                $         --
                                                            ===========                ============
Non cash investing and financing activities:

   Exchange of receivables from Stacey's Buffet, Inc.
     for three Stacey's Buffet Restaurants                  $ 1,004,000                 $        --
     Acquisition of BuddyFreddys assets with debt
       financing                                            $ 1,200,000                 $        --
     Use of deposit to buy out operating equipment leases            --                 $   366,000
     Issuance of 2.6 millions shares of common stock to
        CKE to acquire interest in Summit Family
        Restaurants                                                  --                 $ 1,000,000
     Acquisition of 2,000,000 of common stock with debt
        financing (see note C)                              $ 7,500,000                 $        --

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE (A) BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI"), and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1998. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 1998 consolidated condensed financial statements to conform to the fiscal 1999 presentation. The accompanying financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

The operating results for the 12-week period ended November 2, 1998 include 12 weeks of operations for each of the Company's 16 franchised HomeTown Buffet restaurants, nine JB's Restaurants, six JJ North's Grand Buffet restaurants, five North Star Buffet restaurants, five Stacey's Buffet restaurants, three BuddyFreddys restaurants, two Casa Bonita restaurants and two Maggie's Buffet restaurants. In addition, during such period the Company has three of the five Stacey's and one of the two Maggie's Buffet restaurants closed for remodeling. The operations for the 12-week period ended November 3, 1997 include 12 weeks of operations for each of the Company's 16 franchised HomeTown Buffet restaurants and two Casa Bonita restaurants and five weeks of operations for JJ North's Grand Buffet restaurants, but do not include the operations for other restaurants acquired by the Company in fiscal 1999.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) PREVIOUSLY ANNOUNCED ACQUISITION

On June 5, 1998, the Company announced that it has entered into an agreement to purchase four Holiday House Restaurants located in central Florida. The negotiations are still ongoing.

NOTE (C) PREVIOUSLY ANNOUNCED REPURCHASE OF STOCK

On September 10, 1998, the Company entered into a stock repurchase agreement authorized by its Board of Directors to purchase two million shares of the Company's Common Stock held by CKE Restaurants, Inc. ("CKE") for a purchase price of $5 million in cash and a $7.5 million 90 day promissory note secured by treasury stock. The Company's Board of Directors also authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. During the third quarter, the Company completed the purchase of two million shares from CKE and subsequent to the end of the third quarter, the Company repurchased 391,000 shares of the additional 500,000 shares.

                       STAR BUFFET, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis should be read in conjunction with the unaudited consolidated condensed financial statements, and the notes thereto, presented elsewhere in this Report. The addition of seven weeks of operations of the six JJ North's Grand Buffet restaurants and the addition of twelve weeks of operations of nine JB's Restaurants, three North's Star Buffet restaurants, and seven operating restaurants in Florida are the principal reasons for the differences when comparing results of operations for the 12-week period ended November 2, 1998 with the results of operations for the 12-week period ended November 3, 1997. Comparability of future periods may also from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies.

Consolidated net income for the 12-week period ended November 2, 1998 increased $88,000 or 20.0% to $528,000 or $0.13 per share on a diluted basis as compared with net income of $440,000 for the comparable prior year period. Consolidated net income for the 40-week period ended November 2, 1998 increased $739,000 or 34.1% to $2,906,000 or $0.57 per share on a diluted basis as compared with net income of $2,167,000 for the comparable prior year period. The increase in net income is primarily due to the additional operations of recently acquired restaurants since their respective dates of acquisition.

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

COMPONENTS OF INCOME FROM OPERATIONS

Total revenues include a combination of food, beverage and gift shop sales and are net of applicable state and city sales taxes.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 2, 1998 and November 3, 1997.

                                         TWELVE WEEKS ENDED           FORTY WEEKS ENDED
                                       -------------------------   -------------------------
                                       NOVEMBER 2,   NOVEMBER 3,   NOVEMBER 2,   NOVEMBER 3,
                                          1998          1997          1998         1997
                                       -----------   -----------   -----------   -----------
Total revenues                           100.0%        100.0%        100.0%        100.0%
                                         -----         -----         -----         -----
Costs and expenses
   Food costs                             33.2          33.4          33.2          32.6
   Labor  costs                           32.5          32.1          31.7          31.6
   Occupancy and other expenses           21.1          20.7          20.3          19.2
   General and administrative expenses     4.6           4.1           4.7           3.8
   Depreciation and amortization           4.2           4.0           3.5           3.9
                                          ----          ----          ----          ----
      Total costs and expenses            95.6          94.3          93.4          91.1
                                          ----          ----          ----          ----

Income from operations                     4.4           5.7           6.6           8.9

   Interest expense                       (0.9)         (0.4)         (0.5)         (0.4)
   Interest income                         0.8           0.7           0.9           0.2
   Other Income                            0.4            --           0.4            --
                                          ----          ----          ----          ----
   Income before income taxes              4.7           6.0           7.4           8.7
Income tax expense                        (1.9)         (2.4)         (3.0)         (3.5)
                                          ----          ----          ----          ----
Net income                                 2.8%          3.6%          4.4%          5.2%
                                          ====          ====          ====          ====
Effective income tax rate                 40.0%         40.0%         40.0%         40.0%
                                          ====          ====          ====          ====

Total revenues increased $6,818,000 or 56.0% from $12.2 million in the 12 weeks ended November 3, 1997 to $19.0 million in the 12 weeks ended November 2, 1998. $5.9 million of such increase in revenues was attributable to the inclusion of the results of the Company's recently acquired restaurants. Total revenues increased $23.8 million or 57.3% from $41.5 million in the 40 weeks ended November 3, 1997 to $65.2 million in the 40 weeks ended November 2, 1998. $17.6 million of such increase in revenues was attributable to the inclusion of the results of the Company's recently acquired restaurants, $5.6 million was attributable to JJ North's which was acquired in the third quarter of last year, and $589,000 of the increase was attributable to an increase in same-store sales in the Company's HomeTown Buffet and Casa Bonita restaurants.

Food costs as a percentage of total revenues decreased from 33.4% during the 12-week period ended November 3, 1997 to 33.2% during the 12 weeks ended November 2, 1998, and increased from 32.7% during the 40-week period ended November 3, 1997 to 33.2% during the 40 weeks ended November 2, 1998. The decrease for the 12-week period ended November 2, 1998 was primarily attributable to the seasonality of the seven Florida stores acquired in the first quarter for Fiscal 1999 and the conversion of one Florida restaurant to the BuddyFreddys concept. The increase as a percentage of total revenues for the 40-week period ended November 2, 1998 was primarily attributable to the acquisition during the first quarter of fiscal 1999 of seven restaurants located in Florida and the conversion of three JB's Restaurants to North's Star Buffet restaurants which operate with higher food costs as a percent of revenues than the Company's other restaurants.

Labor costs as a percentage of total revenues increased from 32.1% during the 12-week period ended November 3, 1997 to 32.5% during the 12-week period ended November 2, 1998, and increased from 31.6% during the 40-week period ended November 3, 1997 to 31.7% during the 40 weeks ended November 2, 1998. The increase as a percentage of total revenues was primarily attributable to increased labor costs in the Company's Florida division and recently converted North's Star Buffets.

Occupancy and other expenses as a percentage of total revenues increased from 20.7% during the 12-week period ended November 3, 1997 to 21.1% during the 12-week period ended November 2, 1998, and from 19.2% during the 40-week period ended November 3, 1997 to 20.3% during the 40-week period ended November 2, 1998. The increase as a percentage of total revenues primarily reflects the impact of acquired restaurants in Florida which operate with higher occupancy and other expenses as a percentage of total revenues than the Company's other restaurants.

General and administrative costs as a percentage of total revenues increased from 4.2% during the 12-week period ended November 3, 1997 to 4.6% during the 12-week period ended November 2, 1998, and from 3.8% during the 40-week period ended November 3, 1997 to 4.7% during the 40-week period ended November 2, 1998. The increase as a percentage of total revenues was primarily attributable to increases in personnel and administrative costs at the corporate office as the Company reduces its dependence on CKE to provide certain administrative functions.

Interest expense as a percentage of total revenues increased from 0.4% during the 12-week period ended November 3, 1997 to 0.9% during the 12-week period ended November 2, 1998, and from 0.4% during the 40-week period ended November 3, 1997 to 0.5% during the 40-week period ended November 2, 1998. The increase as a percentage of total revenues was primarily attributable to increased interest charges for the facility with CKE for the stock repurchase.

Interest income of $145,000 and $618,000 for the 12 and 40-week periods ended November 2, 1998 was generated by interest earned on the Company's cash and cash equivalents and outstanding notes receivable balances during the period. Prior to September 30, 1997, the Company's excess cash was used to reduce inter-company liabilities between Summit Family Restaurants Inc. and CKE and therefore, interest income of $82,000 and $82,000 is significantly less for the 12 and 40-week periods ended November 3, 1997.

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

As of November 2, 1998, the Company had $2.5 million in cash and cash equivalents. Cash and cash equivalents decreased by $12.9 million during the 40 weeks ended November 2, 1998. Total cash provided by operations was approximately $3.6 million. The Company used approximately $6.6 million to fund the acquisition of 23 restaurants, $2.7 million to fund loans related to acquired restaurants and $4.1 million to fund capital improvements to existing and acquired restaurants. The Company also repurchased 2 million shares of its common stock from CKE for a purchase price equal to $5.0 million in cash and a 90 day promissory note in the amount of $7.5 million on September 10, 1998. The Company used $7.5 million of the proceeds from its bank financing arrangement with BankBoston, N.A. to discharge all of its obligation to CKE on the 90 day promissory note.

The Company completed one conversion of a Stacey's Buffet to a BuddyFreddys Country Buffet during the third quarter of fiscal 1999.

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

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by BankBoston, N.A. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtness and will provide capital for the repurchase of common stock and acquisitions. The Term Loan Facility balance was $10.8 million as of November 2, 1998. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was zero on November 2, 1998.

The Company believes that available cash, cash flow from operations and amounts available under the Term Loan Facility and Revolving Credit Facility will be sufficient to satisfy its working capital, and capital expenditure requirements for the foreseeable future. If the Company requires additional funds to support its working capital requirements or for other purposes, including acquisitions, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions of other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

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

The Company has investigated the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems. Based on this investigation, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company's mainframe computer and all significant software are Year 2000 compliant. The Company's few remaining non-compliant restaurants and home office personal computers will be upgraded in the next 12 months.

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

To date, the Company has expensed incremental costs of approximately $60,000 to assess and remediate potential Year 2000 problems. The total remaining incremental cost is estimated to be $140,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

On November 12, 1998, North's Restaurants, Inc. ("North's") filed a Demand for Arbitration against the Company with the American Arbitration Association, Irvine, California (District No. 949-251-9840), alleging breach of contract in connection with the Company's failure to perform under a Business Services Agreement between North's and the Company dated July 24, 1997. The Company has evaluated the claims and believes that such claims are invalid. The Company does not believe that the result of the arbitration proceeding will have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

Amount of net offering proceeds used for:
Dividend to CKE                                                    $ 9,323,000
Payment to CKE for net assets of Casa Bonita                         1,099,000
Loan to North's Restaurants, Inc.                                    3,565,000
Acquisition of restaurants                                          11,946,000
Loan to BuddyFreddys                                                 2,400,000
Acquisition of furniture, fixtures and equipment                     2,440,000
                                                                   -----------
                                                                   $30,773,000
                                                                   ===========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are attached to this report:

        Exhibit       Description
        Number        of Exhibit
        -------       -----------

         10.1 Credit Agreement (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential treatment under Rule 24b-2 of the Exchange Act.)

         11           Calculation of Earnings per Share

         27.1         Financial Data Schedule (EDGAR version only)

         (b)   Current Reports on Form 8-K:

               (i) A current report on Form 8-K dated September 25, 1998 was filed to report the Company's Stock Repurchase Agreement with CKE Restaurants, Inc. and the Stock Repurchase Plan of up to 500,000 shares.

               (ii) A current report on Form 8-K dated November 9, 1998 was filed to report the resignations of William P. Foley, C. Thomas Thompson and John F. North from the Company's Board of Directors.

               (iii) A current report on Form 8-K dated December 10, 1998 was filed to report the resignation of Stuart Clifton from the Company's Board of Directors and the Board of Directors appointment of Robert E. Wheaton as Chairman of the Board of Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           STAR BUFFET, INC. AND SUBSIDIARIES


December 17, 1998                          By: /s/ Robert E. Wheaton
                                               ---------------------------------
                                                   Robert E. Wheaton
                                                   President and
                                                   Chief Executive Officer

                                  EXHIBIT INDEX


        Exhibit
        Number        Description
        -------       -----------

         10.1 Credit Agreement (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential treatment under Rule 24b-2 of the Exchange Act.)

         11           Calculation of Earnings per Share

         27.1         Financial Data Schedule (EDGAR version only)