Form 10-K
period 1999-01-25
STAR BUFFET INC
filed 1999-04-26
CIK 1043156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 25, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-6054

                               STAR BUFFET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                      84-1433454
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

              440 LAWNDALE DRIVE
             SALT LAKE CITY, UTAH                                  84115
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 463-5500
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             (TITLE OF EACH CLASS):
                                  COMMON STOCK
                                $.001 PAR VALUE

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 16, 1999, was $12,538,000.

     The number of shares outstanding of the registrant's common stock was 2,950,000 shares as of April 16, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 25, 1999, are incorporated by reference into Part III of this Report.

     The Exhibit Index is contained in Part IV herein on Page E-1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      STAR BUFFET, INC., AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 25, 1999

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS....................................................    1
ITEM 2.   PROPERTIES..................................................   11
ITEM 3.   LEGAL PROCEEDINGS...........................................   12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   14
ITEM 6.   SELECTED FINANCIAL DATA.....................................   14
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   16
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   20
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   20

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   20
ITEM 11.  EXECUTIVE COMPENSATION......................................   21
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   21
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   21

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   22

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Star Buffet, Inc., a Delaware corporation ("Star" and collectively with its subsidiaries, the "Company") is engaged primarily in the restaurant industry. As of January 25, 1999, the Company owns and operates 16 franchised HomeTown Buffet restaurants, eleven BuddyFreddys restaurants, nine franchised JB's restaurants, six JJ North's Grand Buffet restaurants, five North's Star Buffet restaurants, three Holiday House restaurants and two Mexican-themed restaurants operated under the Casa Bonita name. As of January 25, 1999, two of the eleven BuddyFreddys restaurants were still under construction. The Company's restaurants are located in nine western states, Oklahoma, Pennsylvania and Florida and are focused upon providing customers with a wide variety of fresh, high quality food at moderate prices primarily in the buffet format.

     The Company was formed on July 28, 1997 as a wholly-owned subsidiary of CKE Restaurants, Inc. ("CKE"). On September 30, 1997 the Company completed an initial public offering (the "Initial Public Offering") of 3,000,000 shares of its common stock at an Initial Public Offering price of $12.00 per share. Of the 3,000,000 shares of common stock sold in the Initial Public Offering, 2,400,000 shares were sold by the company and 600,000 shares were sold by CKE. On October 7, 1997, the underwriters exercised their over-allotment option and acquired an additional 450,000 shares of common stock from the Company. The Initial Public Offering generated total net proceeds to the Company of $30.8 million after commissions and offering expenses, a portion of the proceeds were used to pay a dividend to CKE and to repay indebtedness assumed in connection with the acquisition of restaurants.

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

RECENT DEVELOPMENTS

     On February 24, 1998, the Company acquired twelve JB's Restaurants from JB's Restaurants, Inc., a wholly-owned subsidiary of CKE, for $4,265,000, subject to adjustments. At the time of acquisition, the Company prepaid royalty fees for one year in the amount of $485,000. The Company continues to operate nine restaurants under a franchise agreement with JB's Family Restaurants, Inc, which is a wholly-owned subsidiary of Santa Barbara Restaurant Group, Inc. During fiscal 1999, the Company completed three conversions of JB's restaurants to North's Star Buffet restaurants -- the Company's small-format buffet concept. In February 1999, two of the three restaurants were closed because of unacceptable margins.

     On April 1, 1998, as part of the Company's plan to expand its presence in Florida, the Company acquired two family-dining restaurants which operate under the brand name of BuddyFreddys. The purchase price was approximately $1.6 million, subject to adjustments. These restaurants, which the Company believes have very strong brand recognition in central Florida, were acquired to serve as a platform for additional restaurant acquisitions in that state. Subsequent to the purchase of BuddyFreddys, the Company acquired additional restaurants for conversion to the BuddyFreddys concept. Seven conversions to the BuddyFreddys concept occurred as of the end of the fiscal year. Two more conversions are planned for the first quarter of fiscal 2000. The Company anticipates that it will continue to expand the BuddyFreddys concept in the Florida market by acquiring and/or constructing additional units. As part of the plan to expand its presence in Florida, the Company announced on December 11, 1998 a strategic alliance with DenAmerica Corp. (AMEX:DEN) whereby the Company plans to convert certain Black-eyed Pea Restaurants currently owned and operated by DenAmerica in the Orlando market to the BuddyFreddys concept.

     On September 10, 1998, the Company entered into a stock repurchase authorized by its Board of Directors to purchase two million shares of the Company's Common Stock held by CKE Restaurants, Inc. ("CKE") for a purchase price of $5 million in cash and a $7.5 million 90 day promissory note secured by treasury stock. The Company's Board of Directors also authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. During the third quarter, the Company completed the purchase of two million shares from CKE and in the fourth quarter repurchased 500,000 additional shares in the open market.

     On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by BankBoston, N.A. The credit facility consists of a $13 million, 5-year loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of common stock and acquisitions. The Term Loan Facility balance was $13 million as of January 25, 1999. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continuing until the final maturity in October 2003. Borrowings under the Revolving Credit Facility will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $1.5 million on January 25, 1999. As of April 16, 1999, the Term Loan Facility balance was $11.9 million and the Revolving Credit Facility was unused.

BUSINESS

     The Company's strategic objective is to become a leading operator of regional buffet restaurant brands through the acquisition of established regional concepts and subsequent development of additional restaurants within existing or new markets. The Company believes that certain elements of its business strategy can be used successfully to improve the financial performance of its recent and future acquisitions. Key elements of the Company's business strategy as are follows:

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

     - Superior Service. The Company provides a level of customer service which it believes has helped it establish a higher level of customer satisfaction than its competitors. Customers are greeted by an employee who seats the customers and explains the features of the restaurant and menu offerings. In addition, the restaurants' managers seek to visit each customer's table during meal periods to ensure guest satisfaction. To help insure superior service levels, the Company utilizes a number of methods to monitor guest satisfaction including independent mystery shopper survey and a formalized customer comment card program.

     - Clean and Friendly Environment. The Company strives to offer a pleasant, customer friendly environment at its restaurants by providing attractive, updated restaurant decors and by emphasizing cleanliness in all areas of its operations. Further, through regular maintenance, the Company seeks to enhance the customer dining experience by keeping its restaurants clean and pleasant.

     Management Practices. The Company's management team has implemented a series of management practices that have improved the operations of acquired restaurants. The key elements of these management practices are:

     - Restaurant Management. The Company has developed food, labor and customer service management practices and reporting mechanisms that allow management to effectively monitor restaurant-level operations, benchmark restaurant performance statistics and communicate best-practices across its restaurant operations. Through the use of its restaurant-level incentive and bonus programs oriented toward motivating employees, as well as its traditional recognition programs, the Company seeks to motivate its employees and foster an environment where employees are encouraged to share their ideas and cost saving suggestions with management.

     - Cost Management. The Company has been able to maintain a lean corporate management structure by expanding the number of restaurants supervised by field managers, having corporate personnel oversee multiple administrative functions and appropriate outsourcing of certain functions when cost effective. The Company's corporate infrastructure provides purchasing, information systems, finance and accounting and payroll. Through effective management of the Company's product mix, production quantities and staffing, the Company has reduced its food, labor and other operating costs.

     - Brand Management. The Company's strategy is to separately manage each of its restaurant brands to create a unique presence in the marketplace. Although each of the companies' and its brands is positioned somewhat differently in the market, the Company utilizes many of the same marketing techniques such as local store marketing representatives, radio advertising and promotional mailers to increase customer awareness and loyalty.

GROWTH STRATEGY

     The Company's strategic objective is to become a leading operator of regional buffet restaurant brands through (i) acquisitions of existing buffet restaurant chains which management believes can benefit from the Company's management practices, (ii) the acquisitions of exiting restaurant properties that can be converted to buffet brands operated or under development by the Company and (iii) minority investments in or strategic alliances with other restaurant chains. The Company's growth strategy is designed to capitalize on the opportunities management perceives in the fragmented buffet segment of the restaurant industry.

     Acquisition Strategy. Management believes that the Company will be able to capitalize on the successful attributes of acquired buffet chains while increasing their focus on operations, customer service and quality. Management believes that a number of acquisition opportunities exist due to the fragmentation of the buffet, cafeteria and grill-buffet segments of the restaurant industry, which are comprised of a substantial number of regional chains. The Company believes that many of these regional chains are privately owned and may be available for acquisition because they lack the financial and operational structure to compete with larger regional and national chains. Following acquisition, management intends to integrate and improve the operations and profitability of the acquired units through the implementation of the following key strategies:

     - Enhance Food Quality and Service Levels. Management believes that, due to the limited capital and management resources of many regional chains, such restaurants often offer poor food quality and an insufficient level of customer service. Management intends to increase the chains' customer focus and utilize the management practices which have proven successful at other Star Buffet, Inc. restaurants.

     - Implement Operational Cost Controls and Management Incentive
       Structures. Management believes that the management practices which have successfully lowered food, labor and other operating costs at other Star Buffet, Inc. restaurants can be implemented in other regional buffet chains. In addition, the

       Company believes that its management incentive programs can increase the customer service and profitability of acquired restaurants.

     - Introduce Standardized Marketing Programs. Management believes that selected increases in marketing expenditures can create meaningful improvements in restaurant sales and profitability. Management intends to increase the utilization of a variety of standardized marketing programs and apply them to newly acquired restaurants.

     Acquisitions, however, involve a number of special risks that could adversely affect the Company's business, financial condition and results of operations, including the diversion of management's attention, the assimilation of the operations and personnel of acquired restaurants, the amortization of acquired intangible assets and the potential loss of key employees.

     New Restaurant Opening Strategy. In order to increase the Company's presence in existing markets, the Company intends to expand through new restaurant openings. While the Company may construct new restaurant facilities, management intends to primarily seek opportunities to convert locations currently occupied by other buffet, family dining or budget steakhouse restaurant concepts to existing regional brands owned by the Company. The Company has developed its prototype designs and menus for new restaurant openings which management believes will offer customers a dining environment and experience superior to existing buffet restaurants. Management believes that these designs can be easily implemented at restaurants acquired by the Company.

     In recent years, a number of chains in the family dining and budget steakhouse segments of the restaurant industry have experienced operational difficulties and declining performance. Management believes that these difficulties are the result of increasing competition for these concepts from the rapid growth of lower priced casual dining chains and casual steakhouses which offer superior product quality and service at only moderately higher prices. Many of these family dining restaurants and budget steakhouses occupy desirable locations and provide opportunities to acquire desirable restaurant locations at attractive prices. Management believes that these locations can be acquired and converted at lower prices or leased at rates lower than those available when compared to the cost of new construction.

     Minority Investments and Strategic Alliances. Management intends to seek minority investments in or strategic alliances with other restaurant chains. Management believes that minority investments can provide an attractive investment opportunity for the Company and may lower the acquisition cost of such chains should the Company ultimately seek to acquire those chains. Management believes that strategic alliances can be an excellent corporate arrangement to facilitate (i) more productive use of under-performing restaurant properties at lower cost and less risk than outright acquisition and (ii) reduce corporate overhead or improve purchasing economies.

HOMETOWN BUFFET RESTAURANTS

     General. The Company, through its subsidiary HTB Restaurants, Inc. ("HTB") has a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets, Inc., under which HTB operates HomeTown Buffet restaurants in Arizona, Colorado, New Mexico, Utah and Wyoming.

     HTB has entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee. The royalty fee is based on the aggregate gross sales of all the Company's HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor's requirements.

     The franchisor may terminate a franchise agreement for a number of reasons, including the failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

     Concept and Menu. HomeTown Buffet restaurants are located both in shopping "strip centers" and as freestanding restaurants. HTB's typical restaurant format is approximately 10,200 square feet with seating for approximately 375 customers. The restaurant design is based upon standardized construction plans, with modifications made for each particular site. The restaurants offer fixed price lunch, dinner and breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. The average check price is approximately $6.15. The restaurants offer reduced prices to children under age 12 and to senior citizens.

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

CASA BONITA

     Concept and Menu. The Company's two Casa Bonita restaurants are located in Denver, Colorado and Tulsa, Oklahoma and contain 52,000 and 26,000 square feet, respectively. The restaurants are designed to recreate the atmosphere of a Mexican village at night. The restaurants also feature entertainment daily, including strolling mariachis, authentic Mexican dancers, magicians, games and cliff divers. The restaurants' entertainment, combined with high quality, authentic Mexican food, is designed to attract a diverse customer base, including tourists and local customers. In addition to typical Mexican menu offerings, these restaurants feature all-you-can-eat dinners which offer customers unlimited servings of selected menu items.

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

NORTH'S STAR DIVISION

     General. The North's Star Division consists of six JJ North's Grand Buffet restaurants and five North's Star Buffet restaurants, of which two were closed since the end of the fiscal year due to lower than expected performance. The Company's six JJ North's Grand Buffet Restaurants are located in Idaho (3), Washington (2), and Oregon (1). The restaurants are approximately 6,500 to 9,000 square feet and seat approximately 210 to 320 customers. The Company's five North's Star Buffet restaurants are located in Utah (3), Arizona (1), and Pennsylvania (1). The restaurants are approximately 4,800 to 9,000 square feet and seat approximately 150 to 320 customers.

     Concept and Menu. Both JJ North's Grand Buffet and North's Star Buffet restaurants offer fixed price lunch, dinner and weekend breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. Prices are approximately $5.59 for lunch and approximately $7.99 for dinner, and may vary depending on restaurant location. The average check for JJ North's Grand Buffet is $6.10. The average check in North's Star Buffet is $5.90. The restaurants offer reduced prices to children under age 12 and to senior citizens.

     Both JJ North's Grand Buffet and North's Star Buffet restaurants seek to differentiate themselves from other buffet and cafeteria restaurants by the quality and variety of their food offerings. The restaurants feature a "scatter bar" buffet system with eight separate food islands in an "all-you-can-eat" format. Menus emphasize traditional American "home cooking" and include soups, salads, entrees, vegetables, non-alcoholic beverages and desserts. Customers can choose from multiple entree choices, including fried and baked chicken and fish, roast beef, turkey and ham. Additional entrees, such as lasagna, barbecued ribs and other regional or seasonal dishes, are featured on particular days of the week. In addition to entrees, each meal includes two freshly-prepared soups, assorted vegetable and potato dishes, hot bread and an extensive salad bar. Dessert selections include pudding, assorted cobblers, cakes, cookies and soft-serve frozen dairy desserts and various sundae toppings.

     Both JJ North's Grand Buffet and North's Star Buffet restaurants use high-quality ingredients, including fresh seasonal fruits and vegetables, in its menu offerings, and all menu items are prepared in small batches throughout the day. The items are served promptly in relatively small serving pans in order to ensure that all items are fresh, visually appealing and served at the proper temperature. JJ North's Grand Buffet regularly tests new menu items and upgrades ingredients and cooking methods in order to improve the quality and consistency of its food offerings.

     Operations. The North's Star Division restaurants are supervised by a Vice President of Operations who reports to the Company's President. Each restaurant has a general manager and up to three assistant managers and typically employs between 40 and 100 hourly employees (made up of a mix of part-time and full-time workers) depending on restaurant size and traffic.

FLORIDA BUFFETS DIVISION

     General. The Company, through several transactions, has acquired fourteen properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (9), Holiday House (3) and BuddyFreddys (2). Two of the nine BuddyFreddys Country Buffet restaurants are undergoing conversion and are expected to open in the first quarter of fiscal year 2000. Each restaurant averages approximately 10,000 square feet with seating for approximately 350 guests. Each Holiday House Restaurants which average approximately 5,500 square feet with seating for approximately 170 guests.

     Concept and Menu. The nine BuddyFreddys Country Buffet restaurants offer a buffet menu specializing in local dishes and southern-style cooking. Each location also offers a small gift shop selling a variety of BuddyFreddys apparel, snacks and specialty merchandise. The two BuddyFreddys are different in that they offer a full a la carte menu in addition to the "all-you-can-eat" buffet. The three Holiday House restaurants also operate in a buffet format and specialize in offering the customer a wide variety of meat entrees including ham, roast beef, turkey and its signature leg of lamb. The average check price for BuddyFreddys and Holiday House is approximately $6.60.

     Operations. The Florida restaurants are supervised by two Area Directors who report to a Vice President of Operations who, in turn, reports to the Company's President. Each restaurant has a general manager and up to four assistant managers. Each restaurant employs between 50 and 100 hourly employees (made up of a mix of part-time and full-time workers) depending on restaurant size and traffic.

JB'S RESTAURANTS

     General. The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit") has a franchise agreement with JB's Family Restaurants, Inc., a wholly-owned subsidiary of Santa Barbara Restaurant Group, Inc., under which Summit, as a franchisee, currently operates nine JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. Summit has entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee.

     Concept and Menu. JB's Restaurants offer a variety of breakfast, lunch and dinner selections at moderate prices. The breakfast menu features an "all-you-can-eat" breakfast buffet along with other traditional breakfast fare. The lunch and dinner menu has a variety of sandwiches as well as steak, chicken, pasta and seafood entrees. All JB's Restaurants offer an "all-you-can-eat" soup and salad bar during the lunch and dinner. With the exception of the breakfast buffet and the "all-you-can-eat" soup and salad bar, all entrees are cooked to order and served by a wait staff. The average check is approximately $5.90.

     Operations. The JB's Restaurants are supervised by a Vice President of Operations who reports to the Company's President. Each restaurant has a general manager and at least two assistant managers. Each restaurant employs between 20 and 50 hourly employees (made up of a mix of part-time and full-time workers) depending on restaurant size and traffic.

LICENSES, TRADEMARKS AND SERVICE MARKS

     The Company has purchased the trademarks and service marks for JJ North's Grand Buffet, Casa Bonita, BuddyFreddys and Holiday House and has entered into a license agreement with CKE for use of the "Star" name and design. The Company utilizes the marks JB's Restaurant and HomeTown Buffet pursuant to various franchise agreements.

SEASONALITY

     The Company's business is somewhat seasonal in nature with the first and second fiscal quarters being the highest volume periods. The Company's lowest volume periods typically occur during the third and fourth fiscal quarters.

EMPLOYEES

     As of April 16, 1999, the Company employed approximately 3,400 persons, of whom approximately 3,200 were restaurant employees, and approximately 200 were restaurant management, supervisory and corporate personnel. Restaurant employees include both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the Company's directors and executive officers:

           NAME              AGE                      POSITION
           ----              ---                      --------
Robert E. Wheaton..........  47    Chief Executive Officer, President and Chairman
Ronald E. Dowdy............  42    Group Controller, Treasurer and Secretary
Jack M. Lloyd..............  48    Director
Thomas G. Schadt...........  57    Director
Phillip "Buddy" Johnson....  46    Director
Craig B. Wheaton...........  41    Director

     Robert E. Wheaton has served as the Chief Executive Officer and President and as a director of the Company since its formation in July 1997. Mr. Wheaton has been Chairman of the Board since September 1998. Mr. Wheaton served as Executive Vice President of CKE from January 1996 through January 1999. From April 1995 to January 1996, he served as Vice President and Chief Financial Officer of Denny's Inc., a subsidiary of Flagstar Corporation. From 1991 to 1995, Mr. Wheaton served as President and Chief Executive Officer, and from 1989 to 1991 as Vice President and Chief Financial Officer of The Bekins Company.

     Ronald E. Dowdy has served as the Group Controller since June 1998 and as Treasurer and Secretary since February 1999. Mr. Dowdy served as Controller to Holiday House Corporation for nineteen years prior to joining Star Buffet.

     Thomas G. Schadt has served as a director of the Company since the completion of the Company's initial public offering in September 1997. Mr. Schadt has been the Chief Executive Officer of a privately-held beverage distribution company, Bear Creek, L.L.C., since 1995. From 1976 to 1994, he held several positions with PepsiCo, Inc., most recently, Vice President of Food Service.

     Jack M. Lloyd has served as a director of the Company since the completion of the Company's initial public offering in September 1997. Mr. Lloyd has served as Chairman of the Board of DenAmerica Corp. since July 9, 1996 and as President, Chief Executive Officer and a director of DenAmerica Corp. since March 29, 1996. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp. ("DRC") from 1987 until the March 1996 merger of DRC and DenAmerica and as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980's. Mr. Lloyd also currently serves as a director of Action Performance Companies, Inc.

     Phillip "Buddy" Johnson has served as a Director of the Company since February 1999 and as President of the BuddyFreddys Division since it was acquired in April 1998. From 1980 until 1998, he was the founding Chairman and CEO of BuddyFreddys Enterprises. From 1991 to 1996, Mr. Johnson served as Republican floor leader in the Florida House of Representatives. Mr. Johnson also served on the executive committee of The Foundation for Florida's Future, a non-profit corporation established in 1995 by Jeb Bush.

     Craig B. Wheaton has served as a director of the Company since February 1999. Mr. Wheaton is a partner in the law firm Kilpatrick Stockton LLP. His main areas of practice include employee benefits, executive compensation and general corporate law. Mr. Wheaton received his B.A. degree, with honors, from the University of Virginia and his J.D. degree from Wake Forest University. Mr. Wheaton was a member of the Tax Council of the North Carolina Bar Association Section on Taxation ("93-'98) and chair of its Employee Benefits Committee ('95-'97). He is a member and former president of the Triangle Benefits Forum. He is a member of the Southern Employee Benefits Conference, the Employee Benefits Committee of the American Bar Association's Section of Taxation, the National Pension Assistance Project's National Lawyers Network, and the National Association of Stock Plan Professionals. Mr. Wheaton is the brother of Robert E. Wheaton, the Company's Chairman, President and Chief Executive Officer.

BUSINESS RISKS

     Growth via Acquisitions. The Company intends to pursue an aggressive growth strategy, the success of which will depend in part on the ability of the Company to acquire additional buffet restaurants or to convert acquired sites into buffet restaurants, both within existing and new markets. The success of the Company's growth strategy is dependent upon numerous factors, many of which are beyond the Company's control, including the availability of suitable acquisition opportunities, the leasing or purchase of suitable sites on acceptable terms, the ability of the Company to obtain necessary governmental permits and approvals, the availability of appropriate financing and general economic conditions. The Company must compete with other restaurant operators for acquisition opportunities and with other restaurant operators, retail stores, companies and developers for desirable site locations. Many of these entities have substantially greater financial and other resources than the Company. There can be no assurance that the Company will be able to identify, negotiate and consummate acquisitions of additional buffet restaurants or new restaurant sites or that acquired restaurants or newly constructed or converted restaurants can be operated profitably and successfully integrated into the Company's operations. Many of its acquired and new restaurants will be located in geographic markets in which the Company has limited or no operating experience. In addition, the Company's acquisition strategy includes the identification of companies or properties that are viewed as underperforming by the Company. This element of the Company's strategy increases the risks involved with the Company's acquisitions.

     Acquisitions involve a number of special risks that could adversely affect the Company's business, results of operations and financial condition, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired restaurants, the amortization of acquired intangible assets and the potential loss of key employees. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during expansion could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that any acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. The Company is unable to predict the likelihood of any additional acquisitions being proposed or completed in the near future. If the Company determines to make any significant acquisition, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that adequate equity or debt financing would be available to the Company for any such acquisitions.

     From February 1998 to January 1999, the Company has acquired 27 restaurants in seven states, including 14 units in Florida. As a result of the acquisitions, the Company is more complex and diverse, and the integration of the recent acquisitions presents difficult challenges for the Company's management due to the increased time and resources required in management effort. In order to maintain and increase profitability, the Company will need to successfully integrate and streamline overlapping functions. There can be no assurance that integration will be successfully accomplished. The difficulties of such integration may be increased by the necessity of coordinating geographically separate organizations. The integration of certain operations following the acquisitions requires the dedication of management resources which may temporarily distract attention from the day-to-day business of the Company. The failure to effectively integrate the operations of the Company or to improve the results of operations of the acquired restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence Upon and Restrictions Resulting from Franchisors. The Company owns and operates 25 out of its 52 restaurants pursuant to the terms of franchise agreements. The Company operates its 16 HomeTown Buffet Restaurants through its wholly-owned subsidiary, HTB Restaurants, Inc., which is a party to a Franchise Agreement with the HomeTown Franchisor for each such restaurant. The Company operates its nine JB's Restaurants through its wholly-owned subsidiary, Summit, which is a party to a Franchise Agreement with JB's Restaurant, Inc. ("JB's") for each such restaurant. The performance of the Company's HomeTown Buffet restaurant operations and JB's restaurant operations is directly related to the success of the HomeTown Buffet restaurant system and the JB's restaurant system, respectively, including the management and financial condition of HomeTown and JB's as well as restaurants operated by HomeTown and JB's and their respective franchisees. The inability of such restaurants to compete effectively would have a material adverse effect on the Company's operations. The success of the Company's HomeTown Buffet and JB's restaurants depends in part on the effectiveness of the HomeTown Franchisor's and JB's marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has no control. For example, adverse publicity involving HomeTown, JB's or one or more HomeTown Buffet or JB's restaurants operated by the franchisors or their other franchisees could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's operations with respect to its HomeTown and JB's restaurants are subject to certain restrictions imposed by policies and procedures of HomeTown or JB's as in effect from time to time. These restrictions limit the Company's ability to modify the menu items and decor of its restaurants and may have the effect of limiting the Company's ability to pursue its business plan. Furthermore, the Franchise Agreement with the HomeTown franchisor imposes substantial restrictions on the Company's ability to operate certain restaurant formats and to open additional restaurants in certain geographical areas.

     Fluctuations in Quarterly Results. The Company has in the past experienced, and expects to continue to experience, significant fluctuations in restaurant revenues and results of operations from quarter to quarter. In particular, the Company's quarterly results can vary as a result of acquisitions, costs incurred to integrate newly acquired entities, and seasonal patterns. A large number of the Company's restaurants are located in areas which are susceptible to severe winter weather conditions which may have a negative impact on customer traffic and restaurant revenues. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future seasonal and quarterly fluctuations will not have a material adverse effect on the Company's business, results of operation and financial condition.

     Competition. The restaurant industry is highly competitive. The Company competes on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience. The Company's competitors include a large and diverse group of restaurant chains and individually owned restaurants, including chains and individually owned restaurants that use a buffet format. The number of buffet restaurants with operations generally similar to the Company's has grown considerably in the last several years and the Company believes competition among buffet-style restaurants is increasing. As the Company and its principal competitors expand operations in various geographic areas, competition, including competition among buffet-style restaurants, can be expected to intensify. Such intensified competition could increase the Company's operating costs or adversely affect its revenues. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company. In addition, the restaurant industry has few noneconomic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The Company's significant investment in, and long term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations.

     Restaurant Industry. Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service businesses such as the Company's can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses such as the Company's to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. The Company's profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefits costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing buffet-style restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's business, financial condition and results of operations in particular. Changes in economic conditions affecting the Company's guests could reduce traffic in some or all of the Company's restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will depend in part on the ability of the Company's management to anticipate, identify and respond to changing conditions. There can be no assurance that management will be successful in this regard.

     Dependence on Key Personnel. The Company believes that its success will depend in part on the services of its key executives, including Robert E. Wheaton, Chairman of the Board, President and Chief Executive Officer. The Company does not maintain any key man life insurance. The loss of the services of Mr. Wheaton could have a material adverse effect upon the Company's business, financial condition and results of operations, and there can be no assurance that a qualified replacement would be available in a timely manner if at all. The Company's continued growth will also depend in part on its ability to attract and retain additional skilled management personnel.

     Government Regulation. The restaurant industry is subject to federal, state and local government regulations, including those relating to the preparation and sale of food and building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. The failure to obtain or retain food licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to the Company.

     Effect of Certain Charter and Bylaw Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Certificate of Incorporation allows the Company to issue up to 1,500,000 shares of currently undesignated Preferred Stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed on any unissued series of that Preferred Stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The Certificate of Incorporation also eliminates the ability of stockholders to call special meetings. The Company's Bylaws require advance notice to nominate a director or take certain other actions. Such provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, the Company has not elected to be excluded from the provisions of Section 203 of the Delaware General Corporation Law, which imposes certain limitations on transactions between a corporation and "interested" stockholders, as defined in such provisions.

     Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Factors such as fluctuations in the Company's operating results, failure of such operating results to meet the expectations of stock market analysts and investors, changes in stock market analyst recommendations regarding the Company, its competitors and other companies in the restaurant industry, as well as changes in general economic or market conditions and changes in the restaurant industry may have a significant adverse effect on the market price of the Common Stock.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in Salt Lake City, Utah.

     The Company's restaurants are primarily freestanding locations. As of January 25, 1999 the majority of the Company's restaurant facilities were leased. The leases expire on dates ranging from 1999 to 2014 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and most call for additional rent based upon revenue volume. Most leases require the Company to maintain the property and pay for the cost of insurance and taxes.

     The following is a summary of the Company's restaurant properties as of March 1, 1999:

                                         HOMETOWN                 NORTH'S   FLORIDA
                                          BUFFET    CASA BONITA    STAR     BUFFETS   JB'S   TOTAL
                                         --------   -----------   -------   -------   ----   -----
Owned..................................     --          --           2         2       2       6
Leased.................................     16           2           9        12       7      46

     As of January 25, 1999, the Company's restaurants are located in the following states:

                                                            NUMBER OF RESTAURANTS
                                             ----------------------------------------------------
                                             HOMETOWN    CASA    NORTH'S   FLORIDA
                   STATE                      BUFFET    BONITA    STAR     BUFFETS   JB'S   TOTAL
                   -----                     --------   ------   -------   -------   ----   -----
Arizona....................................      8        --        1        --        1     10
Colorado...................................      2         1       --        --       --      3
Florida....................................     --        --       --        14       --     14
Idaho......................................     --        --        3        --       --      3
Montana....................................     --        --       --        --        4      4
New Mexico.................................      2        --       --        --        1      3
Oklahoma...................................     --         1       --        --       --      1
Oregon.....................................     --        --        1        --       --      1
Pennsylvania...............................     --        --        1        --       --      1
Utah.......................................      3        --        3        --        2      8
Washington.................................     --        --        2        --       --      2
Wyoming....................................      1        --       --        --        1      2
                                                --        --       --        --       --     --
          Total............................     16         2       11        14        9     52
                                                ==        ==       ==        ==       ==     ==

ITEM 3. LEGAL PROCEEDINGS

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

     On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging the (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company has breached the Business Services Agreement. The Company plans to pursue vigorously its claims against North's and to vigorously defend the counterclaims asserted by North's. The litigation is continuing and is not yet scheduled for trial.

     HTB Restaurants, Inc. holds 16 franchises for HomeTown Buffet restaurants. The franchisor, HomeTown Buffet Restaurants, Inc., has asserted that the Company breached its franchise agreements by using proprietary information of the franchisor to open the Company's North's Star Buffet restaurants. The Company has denied any breach and has demanded arbitration, which is ongoing at this time. The franchisor is seeking all available remedies, including termination of the franchise agreements, modification of the North's Star restaurants, and purchase of some or all of the franchised restaurants at fair market value. The Company is contesting vigorously the allegations and believes that it has substantial defenses to the claimed breaches.

     The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock which began trading on September 30, 1997 after the completion of the Company's Initial Public Offering, is listed on the NASDAQ national market under the symbol "STRZ". As of April 16, 1999, there were approximately 775 record holders of the Company's Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

                                            1999                  1998
                                      ----------------      ----------------
            FISCAL YEAR               HIGH        LOW       HIGH        LOW
            -----------               -----      -----      -----      -----
First Quarter.......................  $17 1/4    $11 7/8     --         --
Second Quarter......................   15 7/8      6 7/8     --         --
Third Quarter.......................    8 3/8      3 5/8    $16 1/2    $13 1/4
Fourth Quarter......................    7 5/16     5 3/8     13 5/8     11 3/8

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The operating results for the 52-week period ended January 25, 1999 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and six JJ North's Grand Buffet restaurants. The results also included 48 weeks of operations for the nine franchised JB's Restaurants operated by the Company; 50 weeks for three Stacey's Buffets that were converted to BuddyFreddys Country Buffet; 48 weeks for two Maggies Buffets that were converted; 43 weeks for two BuddyFreddys; 8 weeks for one BuddyFreddys Country Buffet; 3 weeks of operations for one BuddyFreddys Country Buffet; 50 weeks for one North's Star Buffet; 48 weeks for one North's Star Buffet; 36 weeks for one North's Star Buffet; 31 weeks for one North's Star Buffet; 24 weeks for one North's Star Buffet; and 3 weeks for three Holiday House restaurants

     The operating results for the 30-week period ending July 15, 1996, and the 52-week periods ending December 18, 1995 and December 19, 1994 include only the results of operations of HTB Restaurants, Inc., an operator of franchised HomeTown Buffet restaurants, and are referred to herein as the Predecessor Company or Predecessor. Summit Family Restaurants Inc. and its wholly-owned subsidiary HTB was acquired by CKE on July 15, 1996 (the "Summit Acquisition"). Operating statement data for periods beginning after July 15, 1996 are herein referred to as the Successor Company or Successor. The operating statement data for the 28-weeks ending January 27, 1997 include the results of operations of 16 franchised HomeTown Buffet restaurants and the results of operations of the two Casa Bonita restaurants from October 1, 1996, (the date of the Casa Bonita acquisition). The 52-week period ended January 26, 1998 includes the results of operations of 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and seven JJ North's Grand Buffet Restaurants operated by the Company from September 30, 1997, (the date of JJ North's acquisition).

                            SELECTED FINANCIAL DATA
          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RESTAURANT DATA)

                                            SUCCESSOR COMPANY                               PREDECESSOR COMPANY
                              ---------------------------------------------    ---------------------------------------------
                                 FIFTY-TWO      FIFTY-TWO      TWENTY-EIGHT       THIRTY
                                   WEEKS          WEEKS           WEEKS            WEEKS           FIFTY-TWO WEEKS ENDED
                                   ENDED          ENDED           ENDED            ENDED       -----------------------------
                              JAN. 25, 1999   JAN. 26, 1998   JAN. 27, 1997    JULY 15, 1996   DEC. 18, 1995   DEC. 19, 1994
                              -------------   -------------   -------------    -------------   -------------   -------------
CONSOLIDATED STATEMENTS OF
  EARNINGS DATA:
Total revenues..............     $85,409         $54,659         $23,632          $23,207         $36,741         $30,871
Costs and expenses:
  Food costs................      28,578          18,024           8,371            8,569          13,769          11,469
  Labor costs...............      27,983          17,301           7,565            6,810          10,878           9,089
  Occupancy and other
    expenses................      17,806          10,829           4,732            5,030           8,954           6,769
  General and
    administrative..........       4,272           2,291           1,062            1,193           1,666           1,762
  Depreciation and
    amortization............       3,048           2,109             988              914           1,232             821
                                 -------         -------         -------          -------         -------         -------
         Total costs and
           expenses.........      81,687          50,554          22,718           22,516          36,499          29,910
                                 -------         -------         -------          -------         -------         -------
Income from operations......       3,722           4,105             914              691             242             961
Interest expense............        (597)           (200)           (106)            (145)           (192)           (203)
Other Income................         933             593              --               --              --              --
                                 -------         -------         -------          -------         -------         -------
Income before income
  taxes.....................       4,058           4,498             808              546              50             758
Income taxes................       1,623           1,799             338              216              22             301
                                 -------         -------         -------          -------         -------         -------
Net Income..................     $ 2,435         $ 2,699         $   470          $   330         $    28         $   457
                                 =======         =======         =======          =======         =======         =======
Net Income per common
  share -- diluted..........     $  0.53         $  0.76         $  0.18
                                 =======         =======         =======          =======         =======         =======
Weighted average shares
  outstanding -- diluted....       4,601           3,528           2,600
BALANCE SHEET DATA:
Total assets................     $44,159         $40,969         $16,783                          $16,283         $13,003
Total debt including current
  portion...................      17,303           2,368           2,609                           11,150           6,714
Stockholders' equity........     $19,363         $32,537         $ 9,742                          $ 1,806         $ 1,801
OTHER DATA:
Operating units(1)
  HomeTown Buffet...........          16              16              16               16              16              14
  Casa Bonita...............           2               2               2               --              --              --
  North's Star Division.....          11               7              --               --              --              --
  Florida Buffets
    Division................          12              --              --               --              --              --
  JB's Restaurants..........           9              --              --               --              --              --
  Non-Operating.............           2              --              --               --              --              --
                                 -------         -------         -------          -------         -------         -------
         Total..............          52              25              18               16              16              14
                                 =======         =======         =======          =======         =======         =======

---------------
(1) At the end of the respective periods.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis should be read in conjunction with the condensed combined financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week period ended January 25, 1999 ("fiscal 1999") included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and six JJ North's Grand Buffet restaurants operated by the Company (one store was converted to a North's Star Buffet restaurant). The results also included 48 weeks of operations for the nine franchised JB's Restaurants operated by the Company; 50 weeks for three Stacey's Buffets that were converted to BuddyFreddys Country Buffet; 48 weeks for two Maggies Buffets that were converted; 43 weeks for two BuddyFreddys; 8 weeks for one BuddyFreddys Country Buffet; 3 weeks of operations for one BuddyFreddys Country Buffet; 50 weeks for one North's Star Buffet; 48 weeks for one North's Star Buffet; 36 weeks for one North's Star Buffet; 31 weeks for one North's Star Buffet; 24 weeks for one North's Star Buffet; and 3 weeks for three Holiday House restaurants. The results of operations for the period ended January 26, 1998, ("fiscal 1998") include fifty-two weeks of operations for the Company's sixteen franchised Hometown Buffet Restaurants, fifty-two weeks of operations for the Company's two Casa Bonita Restaurants and seventeen weeks of operations for the seven JJ North's Grand Buffet restaurants operated by the Company. The operating results for the twenty-eight weeks ending January 27, 1997 include the results of operations of 16 franchised HomeTown Buffet restaurants and the results of operations of the two Casa Bonita restaurants from October 1, 1996, (the date of the Casa Bonita acquisition). The operating statement data for the thirty weeks ending July 15, 1996 include only the results of operations of 16 franchised HomeTown Buffet restaurants Restaurants, Inc., an operator of franchised HomeTown Buffet restaurants. Comparability of future periods may also from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies, and the costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations as a percentage of total revenues for the fifty-two weeks ended January 26, 1998 ("fiscal 1998") and fifty-two weeks ended January 25, 1999 ("fiscal 1999").

                                                                                      PREDECESSOR
                                                      SUCCESSOR COMPANY                 COMPANY
                                          ----------------------------------------    -----------
                                           FIFTY-TWO     FIFTY-TWO    TWENTY-EIGHT       THIRTY
                                             WEEKS         WEEKS          WEEKS          WEEKS
                                             ENDED         ENDED          ENDED          ENDED
                                          JANUARY 25,   JANUARY 26,    JANUARY 27,      JULY 15,
                                              1999          1998          1997            1996
                                          -----------   -----------   ------------    -----------
TOTAL REVENUES..........................     100.0%        100.0%        100.0%          100.0%
                                             -----         -----         -----           -----
Costs and expenses:
  Food costs............................      33.5          33.0          35.4            36.9
  Labor costs...........................      32.8          31.6          32.0            29.3
  Occupancy and other expenses..........      20.7          19.8          20.0            21.7
  General and administrative expenses...       5.0           4.2           4.5             5.1
  Depreciation and amortization.........       3.6           3.9           4.2             4.0
                                             -----         -----         -----           -----
TOTAL COSTS AND EXPENSES................      95.6          92.5          96.1            97.0
                                             -----         -----         -----           -----
INCOME FROM OPERATIONS..................       4.4           7.5           3.9             3.0
  Interest expense......................      (0.7)         (0.4)         (0.5)           (0.6)
  Other income..........................       1.1           1.1            --              --
                                             -----         -----         -----           -----
  Income before income taxes............       4.8           8.2           3.4             2.4
INCOME TAX EXPENSE......................      (1.9)         (3.3)         (1.4)           (1.0)
                                             -----         -----         -----           -----
NET INCOME..............................       2.9%          4.9%          2.0%            1.4%
                                             =====         =====         =====           =====

  Comparison of Fiscal 1998 to Fiscal 1999

     Total revenues increased $30.8 million or 56.3% from $54.7 million in fiscal 1998 to $85.4 million in fiscal 1999. The increase was attributable to the addition of nine JB's Restaurants in fiscal 1999 ($10.0 million), a full year of JJ North's Grand Buffet restaurants plus four North's Star Buffet restaurants ($8.5 million) and 12 restaurants in Florida ($11.4 million), a 1.5% or $603,000 increase in same store sales at the Company's HomeTown Buffet Restaurants and various other changes increasing revenues $300,000.

     Food costs as a percent of total revenues increased from 33.0% in fiscal 1998 to 33.5% in fiscal 1999. The increase is primarily attributable to higher food costs associated with the Florida Buffets Division stores and the North's Star Buffet restaurants.

     Labor costs as a percent of total revenues increased from 31.6% in fiscal 1998 to 32.8% in fiscal 1999. The increase was primarily attributable to the addition of the Florida Buffets Division restaurants which operate at a higher labor cost than the Company's sixteen HomeTown Buffet Restaurants.

     Occupancy and other expenses as a percent of total revenues increased from 19.8% in fiscal 1998 to 20.7% in fiscal 1999. The increase is primarily attributable to higher supply and utility expenses associated with the Florida Buffets Division stores.

     General and administrative expenses as a percentage of total revenues increased from 4.2% in fiscal 1998 to 5.0% in fiscal 1999. The increase is primarily attributable to higher general and administrative costs resulting from the reduction and subsequent termination of the Service Agreement with CKE.

     Depreciation and amortization as a percent of total revenues decreased from 3.9% in fiscal 1998 to 3.6% in fiscal 1999. The decrease is primarily attributable to increased revenues of $30.8 million.

     Interest expense as a percent of total revenues increased from 0.4% in fiscal 1998 to 0.7% in fiscal 1999. The increase is primarily attributable to financing of the purchase and retirement of 2.5 million shares of common stock.

     Other income as a percent of total revenues remained the same at 1.1% in fiscal 1998 and fiscal 1999.

     In fiscal 1998 and in fiscal 1999, income taxes were 40.0% of earnings before taxes.

  Comparison of the twenty-eight weeks ended January 27, 1997, to Fiscal 1998

     Due to the differing lengths of time included in each period presented, the comparison of these periods may not be meaningful or indicative of future results.

     Revenues increased $31.1 million or 131.8% from $23.6 million for the twenty-eight weeks ended January 27, 1997, to $54.7 million for fiscal 1998. The increase is attributable to the full year impact of the Company's HomeTown Buffet and Casa Bonita restaurants, $18.9 million and $8.5 million respectively, the addition of seven JJ North's Grand Buffet Restaurants in fiscal 1998, $2.7 million, and a 2.5% or $1.0 million increase in same store sales at the Company's HomeTown Buffet Restaurants.

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

     In fiscal 1998, income taxes were 40.0% of earnings before taxes. In the twenty-eight weeks ended January 27, 1997, income taxes were 41.8% of earnings before taxes.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company, prior to the reorganization, historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 25, 1999, the Company had $121,000 in cash, and as of January 26, 1998, the Company had $15.4 million in cash and cash equivalents. The Company used approximately $15.0 million to fund the acquisition of 27 restaurants and fund capital improvements to existing and acquired restaurants. In addition, the Company used approximately $3.5 million to fund loans related to acquired restaurants. The Company also repurchased 2 million shares of its common stock from CKE for a purchase price equal to $5.0 million in cash and a 90 day promissory note in the amount of $7.5 million on September 10, 1998. The Company used $7.5 million of the proceeds from its bank financing arrangement with BankBoston, N.A. to discharge all of its obligation to CKE on the 90 day promissory note.

     Cash provided by operations was approximately $5.9 million for fiscal 1999 and approximately $6.0 million for fiscal 1998.

     The Company intends to expand its operations through the opening of new restaurants and the acquisition of regional buffet chains. In addition, the Company may expand through the purchase of existing restaurant sites which would be converted to one of the Company's existing restaurant concepts. Management estimates the cost of opening its prototype restaurant to be approximately $1.5 million to $1.7 million, assuming leased real estate. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than new unit openings. Management estimates the cost of acquiring and converting a property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new table, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

     On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by BankBoston, N.A. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and will provide capital for the repurchase of common stock and acquisitions. The Term Loan Facility balance was $11.9 million as of April 16, 1999. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was zero on April 16, 1999.

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

     The Company has investigated the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems. Based on this investigation, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company has a few remaining non-compliant restaurants and home office personal computers that will be upgraded in the next 6 months.

     The Company has also initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

     To date, the Company has expensed incremental costs of approximately $70,000 to assess and remediate potential Year 2000 problems. The total remaining incremental cost is estimated to be $130,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

IMPACT OF INFLATION

     Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company's operations. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies. During fiscal 1999 and fiscal 1998, however, management has emphasized cost controls rather than price increases, given the competitive pressure within the quick-service restaurant industry.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has no instruments or transactions subject to this Statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 1999. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                  PAGE NUMBER
                                                                  -----------
    Independent Auditors' Report................................      F-1
    Consolidated Balance Sheets -- as of January 25, 1999 and
      January 26, 1998..........................................      F-2
    Consolidated Statements of Income -- for the 52-weeks ended
      January 25, 1999, 52-weeks ended January 26, 1998,
      28-weeks ended January 27, 1997 and 30-weeks ended July
      15, 1996..................................................      F-4
    Consolidated Statements of Stockholders' Equity -- for the
      52-weeks ended January 25, 1999, 52-weeks ended January
      26, 1998, 28-weeks ended January 27, 1997 and 30-weeks
      ended July 15, 1996.......................................      F-5
    Consolidated Statements of Cash Flows -- for the 52-weeks
      ended January 25, 1999, 52-weeks ended January 26, 1998,
      28-weeks ended January 27, 1997 and 30-weeks ended July
      15, 1996..................................................      F-6
    Notes to Consolidated Financial Statements..................      F-7

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

(b) CURRENT REPORTS ON FORM 8-K:

     A current report on Form 8-K dated November 2, 1998 was filed during the fourth quarter of the fiscal year to report the resignations of William P. Foley and C. Thomas Thompson from its Board of Directors effective November 2, 1998. Additionally, on November 3, 1998 the Board of Directors received the resignation of John F. North from its Board of Directors effective November 3, 1998.

     A current report on Form 8-K dated December 2, 1998 was filed during the fourth quarter of the fiscal year to report the resignation of Stuart Clifton from the Company's Board of Directors effective December 2, 1998, and additionally on December 2, 1998, the Board of Directors appointed Robert Wheaton as Chairman of the Board.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STAR BUFFET, INC.
                                          (Registrant)

April 26, 1999                            By:     /s/ ROBERT E. WHEATON
                                            ------------------------------------
                                                     Robert E. Wheaton
                                               President and Chief Executive
                                                           Officer
                                               (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
                /s/ ROBERT E. WHEATON                  President and Chief Executive     April 26, 1999
-----------------------------------------------------       Officer and Director
                  Robert E. Wheaton

                 /s/ RONALD E. DOWDY                    Group Controller, Treasurer      April 26, 1999
-----------------------------------------------------          and Secretary
                   Ronald E. Dowdy

                  /s/ JACK M. LLOYD                               Director               April 26, 1999
-----------------------------------------------------
                    Jack M. Lloyd

                /s/ THOMAS G. SCHADT                              Director               April 26, 1999
-----------------------------------------------------
                  Thomas G. Schadt

             /s/ PHILLIP "BUDDY" JOHNSON                          Director               April 26, 1999
-----------------------------------------------------
               Phillip "Buddy" Johnson

                /s/ CRAIG B. WHEATON                              Director               April 26, 1999
-----------------------------------------------------
                  Craig B. Wheaton

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Star Buffet, Inc.:

     We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and subsidiaries (Successor Company) as of January 25, 1999 and January 26, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the 52-week periods ended January 25, 1999 and January 26, 1998 and the 28-week period ended January 27, 1997 (Successor Period) and the statements of income, stockholders' equity and cash flows of HTB Restaurants, Inc. (Predecessor Company) for the 30-week period ended July 15, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material aspects, the financial position of Star Buffet, Inc. (and CKE operations that became Star Buffet, Inc.) and subsidiaries as of January 25, 1999 and January 26, 1998, and the results of their operations and their cash flows for the Successor Period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of HTB Restaurants, Inc. for the Predecessor Period, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective July 16, 1996, CKE acquired all of the outstanding stock of HTB Restaurants, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition (Successor Period) is presented on a different cost basis than that for the periods before the acquisition (Predecessor Period) and, therefore, is not comparable.

                                          /s/ KPMG LLP

Salt Lake City, Utah
April 2, 1999

                       STAR BUFFET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              JANUARY 25,    JANUARY 26,
                                                                 1999           1998
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $   121,000    $15,387,000
  Current portion of notes and other receivables............    2,496,000        336,000
  Inventories...............................................      842,000        493,000
  Deferred income taxes, net................................      274,000        110,000
  Prepaid expenses..........................................      159,000        204,000
                                                              -----------    -----------
     Total current assets:..................................    3,892,000     16,530,000
Property, buildings and equipment, at cost, less accumulated
  depreciation..............................................   29,490,000     15,077,000
Real property and equipment under capitalized leases, at
  cost, less accumulated amortization.......................    2,100,000      2,287,000
Notes receivable, net of current portion....................    3,491,000      3,235,000
Deposits and other..........................................      344,000      1,960,000
Deferred income taxes, net..................................           --        207,000
Goodwill, less accumulated amortization.....................    4,069,000      1,313,000
Other intangible assets, less accumulated amortization......      773,000        360,000
                                                              -----------    -----------
          Total assets......................................  $44,159,000    $40,969,000
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade....................................  $ 3,622,000    $ 2,212,000
  Payroll and related taxes.................................    1,918,000      1,643,000
  Sales and property taxes..................................      869,000      1,178,000
  Rent, licenses and other..................................      705,000        822,000
  Current maturities of obligations under capital leases and
     long-term debt.........................................    1,329,000        259,000
  Other current liabilities.................................           --        209,000
                                                              -----------    -----------
     Total current liabilities..............................    8,443,000      6,323,000
Deferred income taxes, net..................................      379,000             --
Capitalized lease obligations, net of current maturities....    2,049,000      2,109,000
Long-term debt, net of current maturities...................   13,925,000             --
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 1,500,000
     shares; None issued or outstanding.....................           --             --
  Common stock, $.001 par value; authorized 18,500,000
     shares; issued and Outstanding 2,950,000 shares in 1999
     and 5,450,00 shares in 1998............................        3,000          5,000
  Additional paid-in capital................................   16,351,000     31,768,000
  Retained earnings.........................................    3,199,000        764,000
  Treasury stock, at cost, 31,000 shares....................     (190,000)            --
                                                              -----------    -----------
     Total stockholders' equity.............................   19,363,000     32,537,000
          Total liabilities and stockholders' equity........  $44,159,000    $40,969,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  PREDECESSOR
                                                         SUCCESSOR COMPANY                          COMPANY
                                       ------------------------------------------------------    -------------
                                          FIFTY-TWO          FIFTY-TWO         TWENTY-EIGHT         THIRTY
                                            WEEKS              WEEKS              WEEKS              WEEKS
                                            ENDED              ENDED              ENDED              ENDED
                                       JANUARY 25, 1999   JANUARY 26, 1998   JANUARY 27, 1997    JULY 15, 1996
                                       ----------------   ----------------   ----------------    -------------
Total revenues.......................    $85,409,000        $54,659,000        $23,632,000        $23,207,000
                                         -----------        -----------        -----------        -----------
Costs and expenses
  Food costs.........................     28,578,000         18,024,000          8,371,000          8,569,000
  Labor costs........................     27,983,000         17,301,000          7,565,000          6,810,000
  Occupancy and other expenses.......     17,806,000         10,829,000          4,732,000          5,030,000
  General and administrative
     expenses........................      4,272,000          2,291,000          1,062,000          1,193,000
  Depreciation and amortization......      3,048,000          2,109,000            988,000            914,000
                                         -----------        -----------        -----------        -----------
     Total costs and expenses........     81,687,000         50,554,000         22,718,000         22,516,000
                                         -----------        -----------        -----------        -----------
Income from operations...............      3,722,000          4,105,000            914,000            691,000
Interest expense.....................       (597,000)          (200,000)          (106,000)          (145,000)
Interest income......................        666,000            321,000                 --                 --
Other income.........................        267,000            272,000                 --                 --
                                         -----------        -----------        -----------        -----------
Income before income taxes...........      4,058,000          4,498,000            808,000            546,000
Income tax expense...................      1,623,000          1,799,000            338,000            216,000
                                         -----------        -----------        -----------        -----------
Net income...........................    $ 2,435,000        $ 2,699,000        $   470,000        $   330,000
                                         ===========        ===========        ===========        ===========
Net income per common share --
  basic..............................    $      0.53        $      0.77        $      0.18
                                         ===========        ===========        ===========
Weighted average shares outstanding--
  basic..............................      4,601,000          3,515,000          2,600,000
                                         -----------        -----------        -----------
Net income per common share --
  diluted............................    $      0.53        $      0.76        $      0.18
                                         ===========        ===========        ===========
Weighted average shares outstanding--
  diluted............................      4,601,000          3,528,000          2,600,000
                                         -----------        -----------        -----------

          See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              COMMON STOCK        ADDITIONAL                                  TOTAL
                          --------------------     PAID-IN       RETAINED     TREASURY    SHAREHOLDERS'
                            SHARES     AMOUNT      CAPITAL       EARNINGS       STOCK        EQUITY
                          ----------   -------   ------------   -----------   ---------   -------------
PREDECESSOR COMPANY
Balance at December 18,
  1995..................          10   $    --   $  1,000,000   $   806,000   $      --   $  1,806,000
Net income..............          --        --             --       330,000          --        330,000
                          ----------   -------   ------------   -----------   ---------   ------------
Balance at July 15,
  1996..................          10   $    --   $  1,000,000   $ 1,136,000   $      --   $  2,136,000
                          ==========   =======   ============   ===========   =========   ============
SUCCESSOR COMPANY
Beginning balance, July
  15, 1996..............   2,600,000   $ 2,000   $  8,025,000   $        --   $      --   $  8,027,000
Net activity with
  principal
  stockholder...........          --        --      1,245,000            --          --      1,245,000
Net income..............          --        --             --       470,000          --        470,000
                          ----------   -------   ------------   -----------   ---------   ------------
Balance at January 27,
  1997..................   2,600,000     2,000      9,270,000       470,000          --      9,742,000
Net activity with
  principal
  stockholder...........          --        --     (8,272,000)   (2,405,000)         --    (10,677,000)
Issuance of common
  stock.................   2,850,000     3,000     30,770,000            --          --     30,773,000
Net income..............          --        --             --     2,699,000          --      2,699,000
                          ----------   -------   ------------   -----------   ---------   ------------
Balance at January 26,
  1998..................   5,450,000     5,000     31,768,000       764,000          --     32,537,000
Redemption and
  retirement of stock
  from Principal
  stockholder...........  (2,000,000)   (2,000)   (12,498,000)           --          --    (12,500,000)
Purchase and retirement
  of stock..............    (500,000)     (500)    (2,919,000)           --          --     (2,919,000)
Purchase of treasury
  stock.................          --        --             --            --    (190,000)      (190,000)
Net income..............          --        --             --     2,435,000          --      2,435,000
                          ----------   -------   ------------   -----------   ---------   ------------
Balance at January 26,
  1998..................   2,950,000   $ 3,000   $ 16,351,000   $ 3,199,000   $(190,000)  $ 19,363,000
                          ==========   =======   ============   ===========   =========   ============

          See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        PREDECESSOR
                                                      SUCCESSOR COMPANY                   COMPANY
                                          ------------------------------------------    -----------
                                           FIFTY-TWO      FIFTY-TWO     TWENTY-EIGHT      THIRTY
                                          WEEKS ENDED    WEEKS ENDED    WEEKS ENDED     WEEKS ENDED
                                          JANUARY 25,    JANUARY 26,    JANUARY 27,      JULY 15,
                                              1999           1998           1997           1996
                                          ------------   ------------   ------------    -----------
Cash flows from operating activities:
  Net income............................  $  2,435,000   $  2,699,000   $   470,000      $ 330,000
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization.........     3,048,000      2,109,000       988,000        914,000
  Provision for losses on other
     assets.............................            --         75,000            --             --
  Non-cash investment income............            --        (78,000)           --             --
  Amortization of royalty fee...........       460,000             --            --             --
  Change in operating assets and
     liabilities:
     Receivables........................    (1,280,000)       207,000      (114,000)        21,000
     Inventories........................      (349,000)      (109,000)       (5,000)        39,000
     Prepaid expenses...................      (414,000)      (154,000)      178,000       (202,000)
     Deposits...........................       576,000        183,000            --             --
     Deferred income taxes..............       422,000       (331,000)      100,000        (78,000)
     Accounts payable-trade.............     1,410,000        (14,000)      273,000       (280,000)
     Other accrued liabilities..........      (360,000)     1,377,000        27,000         72,000
                                          ------------   ------------   -----------      ---------
Net cash provided by operating
  activities............................     5,948,000      5,964,000     1,917,000        816,000
Cash flows used in investing activities:
  Increase in notes receivable..........    (3,468,000)    (3,400,000)           --             --
  Deposits on future acquisitions.......            --     (1,936,000)           --             --
  Acquisition of property, buildings and
     equipment..........................   (14,979,000)    (5,562,000)     (103,000)       (68,000)
  Deferred organization and franchise
     costs..............................            --        (67,000)           --             --
  Purchase of short-term investments....            --        180,000      (180,000)            --
                                          ------------   ------------   -----------      ---------
Net cash used in investing activities...   (18,447,000)   (10,785,000)     (283,000)       (68,000)
Cash flows from financing activities:
  Proceeds from issuance of common
     stock..............................            --     30,773,000            --             --
  Payments to extinguish debt...........    (8,424,000)            --            --             --
  Proceeds from issuance of long-term
     debt...............................    14,500,000             --            --             --
  Capitalized loan costs................      (437,000)            --            --             --
  Redemption of common stock............    (7,919,000)            --            --             --
  Purchase of treasury stock............      (190,000)            --            --             --
  Net activity with principle
     shareholder........................            --    (10,677,000)   (1,245,000)      (546,000)
  Principal payment on capital leases...      (297,000)      (241,000)     (245,000)      (110,000)
                                          ------------   ------------   -----------      ---------
Net cash provided by (used in) financing
  activities............................    (2,767,000)    19,855,000    (1,490,000)      (656,000)
                                          ------------   ------------   -----------      ---------
Net increase (decrease) in cash and cash
  equivalents...........................   (15,266,000)    15,034,000       144,000         92,000
Cash and cash equivalents at beginning
  of period.............................    15,387,000        353,000       209,000        117,000
                                          ------------   ------------   -----------      ---------
Cash and cash equivalents at end of
  period................................  $    121,000   $ 15,387,000   $   353,000      $ 209,000
                                          ============   ============   ===========      =========

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

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company"). The accompanying financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements. In addition, prior to the Formation Transactions described below, the entities comprising the Company operated independently of each other and were not under common control or management until October 1, 1996. As a result, such financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had the Company been a separate, independent company.

ORGANIZATION AND NATURE OF OPERATIONS

     The Company was formed by CKE Restaurants, Inc. ("CKE") in July 1997 in connection with the reorganization of CKE's buffet-style restaurant business. Pursuant to a contribution agreement among the Company and CKE and certain of their respective subsidiaries, CKE transferred to Summit the net assets of its two Casa Bonita Mexican theme restaurants (which were acquired by CKE on October 1, 1996), and Summit transferred substantially all of its assets and liabilities (primarily those relating to the JB's Restaurant system and Galaxy Diner restaurants, but excluding 16 HomeTown Buffet restaurants operated by HTB) to a newly formed subsidiary of CKE. Summit was acquired by CKE on July 16, 1996. Then, CKE contributed the outstanding shares of Summit to the Company in exchange for 2,600,000 shares of the Company's Common Stock. All of the parties to the foregoing transactions (the "Formation Transactions") were, upon completion thereof, direct or indirect wholly owned subsidiaries of CKE, and such Formation Transactions were accounted for as a reorganization among companies under common control. Accordingly, results of operations are presented for the period commencing on July 16, 1996 (the date of CKE's acquisition of Summit), and include results of operations of the two Casa Bonita Mexican theme restaurants only from October 1, 1996 (the date of acquisition by CKE) and the results of operations of seven JJ North's Grand Buffet Restaurants operated by the Company only from September 30, 1997 (the date of acquisition by the Company). See Note 3 for acquisitions subsequent to the Formation Transactions.

     The operating results for the 52-week period ended January 25, 1999 include 52 weeks of operations for the 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and six JJ North's Grand Buffet restaurants. The results also include 48 weeks of operations for nine franchised JB's Restaurants; 50 weeks for three Staceys Buffets that were converted to BuddyFreddys Country Buffet; 48 weeks for two Maggies Buffets that were converted to BuddyFreddys Country Buffet; 43 weeks for two BuddyFreddys; 8 weeks for one BuddyFreddys Country Buffet; 3 weeks of operations for one BuddyFreddys Country Buffet; 50 weeks for one North's Star Buffet; 48 weeks for one North's Star Buffet; 36 weeks for one North's Star Buffet; 31 weeks for one North's Star Buffet; 24 weeks for one North's Star Buffet; and 3 weeks for three Holiday House restaurants.

     The operating results for the fifty-two week period ended January 26, 1998, include 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, 52 weeks of operations for the Company's two Casa Bonita restaurants and 16 weeks of operations for the seven JJ North's Grand Buffet restaurants operated by the Company. The operations for the 28 week period ended January 27, 1997, include 28 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, and 17 weeks of

                       STAR BUFFET, INC. AND SUBSIDIARIES
operations for the Company's two Casa Bonita restaurants, but do not include the operations for JJ North's Grand Buffet restaurants.

     The Predecessor Company, HTB Restaurants, Inc., has been a wholly-owned subsidiary of Summit Family Restaurants Inc. ("Summit") since October 9, 1991. The Predecessor Company operated 16 buffet style restaurants in five western states as a franchisee of HomeTown Buffet, Inc. and utilized a 52/53-week fiscal year which ends in December. The period ended July 15, 1996 contained 30 weeks.

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

PROPERTY AND EQUIPMENT

     Property and equipment and real property under capitalized leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives: buildings and leasehold improvements -- lesser of lease life or 40 years; furniture, fixtures and equipment -- five to eight years; capitalized leases -- lesser of lease life or 20 years. Lease renewal option periods are included in determining leasehold improvement useful lives when, in management's opinion, such renewal options will be exercised.

     Repairs and maintenance are charged to operations as incurred. Remodeling costs are generally capitalized.

GOODWILL

     Goodwill represents costs in excess of fair value of net assets acquired and is amortized on the straight-line basis over 40 years. The Company periodically reviews goodwill for recoverability in connection with its review of impairment of long-lived assets.

     Accumulated amortization of goodwill totaled $93,000 at January 25, 1999 and $10,000 at January 26, 1998.

OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised of franchise fees, organization costs and loan costs. Franchise fees are amortized using the straight-line method over the remaining terms of the franchise agreements, which

                       STAR BUFFET, INC. AND SUBSIDIARIES
range typically from eight to 16 years. Organization costs are amortized using the straight-line method over 40 years. Loan costs are amortized using the straight-line method over 5 years.

     Accumulated amortization of these other intangible assets totaled $161,000 at January 25, 1999 and $117,000 at January 26, 1998.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company determines that an impairment write down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. In fiscal 1999 the Company determined a $72,000 impairment write down was necessary for one location. The write down is included in depreciation and amortization for fiscal 1999 in the consolidated statement of income.

PRE-OPENING COSTS

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company adopted SOP 98-5 effective January 27, 1998. There were no capitalized pre-opening costs as of January 26, 1998. During fiscal 1999, the Company incurred approximately $1,000,000 of pre-opening costs which were expensed.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include certain expenses directly related to the Company and other corporate overhead. Allocations of expenses were made by Summit to HTB prior to September 22, 1997 and by CKE to Star Buffet after September 22, 1997 for certain corporate services and overhead incurred by the Company. Total corporate allocations included in general and administrative expenses in the accompanying consolidated statements of income amounted to approximately $274,000, $437,000, $252,000 and $951,000 for the 52 week periods ended January 25, 1999 and January 26, 1998, the 28 week period ended January 27, 1997, and the 30 week period ended July 15, 1996, respectively. These allocations were based on, among other things, percentage of revenues, number of stores, number of employees or the amount of capital expenditures in relation to the total of the respective amounts of Summit on a combined basis. Allocations are made on a basis that management of the Company believes to be reasonable; however, such allocations are not necessarily indicative of the expenses which might have been incurred by the Company had they operated on a stand-alone basis. In connection with the initial public offering (described in Note 2), the Company and CKE entered into a CKE Service Agreement pursuant to which CKE was to provide the Company with certain multi-unit restaurant infrastructure support. Such services consisted of accounting, administrative, financial, real estate, and purchasing services. In August of 1998, the Company began to provide many of these services internally. In February of 1999, the CKE Service Agreement was terminated.

     The following amounts were paid to CKE for services, $274,000 for the 52 weeks periods ended January 25, 1999 and $437,000 for the 52 weeks ended January 26, 1998.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Under this method, income tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences

                       STAR BUFFET, INC. AND SUBSIDIARIES
attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A change in tax rates is recognized in income in the period that includes the enactment date.

ADVERTISING EXPENSES

     Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $1,965,000, $708,000, $123,000 and $131,000 for the 52 week periods ended January 25, 1999 and January 26, 1998, the 28 week period ended January 27, 1997, and the 30 week period ended July 15, 1996, respectively.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the numerators and denominators used to calculated diluted earnings per share:

                                                            SUCCESSOR COMPANY
                                         --------------------------------------------------------
                                            FIFTY-TWO           FIFTY-TWO          TWENTY-EIGHT
                                              WEEKS               WEEKS               WEEKS
                                              ENDED               ENDED               ENDED
                                         JANUARY 25, 1999    JANUARY 26, 1998    JANUARY 27, 1997
                                         ----------------    ----------------    ----------------
Weighted average common shares
  outstanding..........................     4,601,000           3,515,000           2,600,000
Dilutive effect of stock options.......            --              13,000                  --
                                            ---------           ---------           ---------
Common shares assuming dilution........     4,601,000           3,528,000           2,600,000
                                            =========           =========           =========

     Average shares used in the fifty-two weeks ended January 25, 1999 and the fifty-two weeks ended January 26, 1998 diluted earnings per share computations exclude stock options to purchase 500,000 shares of common stock at a weighted average price of $12.00 and stock options to purchase 608,000 shares of common stock at weighted average price of $12.00 per share, respectively, due to their antidilutive effect. No stock options were outstanding during the twenty-eight weeks ended January 27, 1997.

SEGMENT REPORTING

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments. The Company's reportable segments are based on the brand similarities and geographic locations.

COMPREHENSIVE INCOME

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 did not impact the Company's consolidated financial

                       STAR BUFFET, INC. AND SUBSIDIARIES
statements or related disclosures as the Company does not have any components of other comprehensive income. Therefore, comprehensive income (loss) equaled net income (loss) for all periods represented.

STOCK-BASED COMPENSATION

     The Company uses the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 when recognizing expense for employee stock compensation plans. As such, compensation is recognized on the date of grant when the current market price of the stock exceeds the exercise price.

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

USE OF PROCEEDS

     Of the net proceeds received from the IPO, the Company paid to CKE $10.7 million, which included a dividend of $9.3 million. These payments were in effect reimbursement CKE for its equity in HomeTown Buffet and Casa Bonita at the date of the IPO. The remaining proceeds from the IPO were loaned to North's Restaurants, Inc. for $3.6 million, acquisition of restaurants $11.9 million, acquisition of furniture, fixtures, and equipment $2.4 million, and real estate loans on two BuddyFreddys properties -- BuddyFreddys Brandon, LTD. for $1.1 million at 10.0% interest for one year and BuddyFreddys Plant City, LTD. for $1.3 million at 10.0% interest for one year. The BuddyFreddys Brandon, LTD real estate loan was paid off in April 1999, and the BuddyFreddys Plant City, LTD real estate loan was converted when the Company acquired the property in January 1999.

NOTE 3 -- ACQUISITIONS

     Concurrent with the IPO, the Company acquired six JJ North's Grand Buffet Restaurants from North's Restaurants, Inc., ("North's"), and completed a management agreement for a seventh restaurant. The total cash consideration paid to North's was approximately $4.5 million which generated $1.3 million of goodwill. The acquisition was accounted for as a purchase. In connection with the North's acquisition, the Company has provided a $3.0 million term loan and a $750,000 line of credit to North's. The term loan and line of credit are secured by North's remaining restaurants and bear interest at 8.0% (See note 15).

     Selected unaudited proforma combined results of operations for the fifty-two week period ended January 26, 1998 and the twenty-eight weeks ended January 27, 1997, as if the acquisition occurred on July 16, 1996, using actual restaurant-level margins and general and administrative expenses prior to the acquisition are presented as follows:

                                                     FIFTY-TWO      TWENTY-EIGHT
                                                    WEEKS ENDED     WEEKS ENDED
                                                    JANUARY 26,     JANUARY 27,
                                                        1998            1997
                                                    ------------    ------------
Total revenues....................................  $60,866,000     $26,249,000
Net income........................................  $ 2,452,000     $   467,000
Net income per common share -- basic..............  $       .70     $       .18
Net income per common share -- diluted............  $       .70     $       .18

                       STAR BUFFET, INC. AND SUBSIDIARIES

     On February 13, 1998, the Company acquired the leasehold interests of three restaurants located in Florida for $1,004,000. The Company accounted for the acquisition as a purchase. In addition, the Company acquired leasehold interests of two restaurants in Florida for a purchase price of $463,000. The Company accounted for the acquisition as a purchase.

     On February 24, 1998, the Company acquired twelve JB's Restaurants from JB's Restaurants, Inc., a wholly-owned subsidiary of CKE, for $4,265,000, subject to adjustment. At the time of acquisition, the Company prepaid royalty fees for one year in the amount of $485,000. The Company continues to operate nine restaurants under a franchise agreement with JB's Family Restaurants, Inc, a wholly-owned subsidiary of Santa Barbara Restaurant Group, Inc. During fiscal 1999, the Company completed three conversions of JB's restaurants to North's Star Buffet restaurants -- the Company's small-format buffet concept. In February 1999, two of the three restaurants were closed due to their failure to meet performance expectations. The Company accounted for the acquisition as a purchase.

     On April 1, 1998, the Company acquired two family-dining restaurants located in Florida which operate under the brand name of BuddyFreddys. The purchase price was $1.6 million, subject to adjustments. The Company accounted for the acquisition as a purchase.

     In January 1999, the Company completed the Holiday House transaction acquiring three Holiday House restaurants in Florida for a purchase price of $1,166,000. The Company accounted for the acquisition as a purchase.

     The total goodwill recognized in connection with the acquisitions in fiscal 1999 was $2,839,000.

NOTE 4 -- NOTES RECEIVABLE

     Notes receivable at January 25, 1999 consists of the following:

                                                      JANUARY 25,    JANUARY 26,
                                                         1999           1998
                                                      -----------    -----------
Notes receivable from North's Restaurants, Inc. ....  $3,491,000     $3,078,000
Line of credit due from North's Restaurants,
  Inc. .............................................          --        400,000
Note receivable from BuddyFreddys of Brandon,
  Ltd. .............................................   1,124,000             --
                                                      ----------     ----------
                                                       4,615,000      3,478,000
Less current portion................................   1,124,000        243,000
                                                      ----------     ----------
                                                      $3,491,000     $3,235,000
                                                      ==========     ==========

     The amount receivable from North's Restaurants, Inc. includes $3,120,000 for the term note and $371,000 on the line of credit that was converted to a note receivable as a result of the pending dispute with North's Restaurants, Inc. No line of credit was available as of January 25, 1999. The $3.0 million note receivable stipulates that interest accruing on the loan will be added to the note balance for the first six months. Interest on the aggregate balance was to be payable monthly with monthly principal payments beginning November 1, 1999. The interest on the line of credit was to be payable monthly for the first six months with principal and interest payments due monthly thereafter until the line was repaid. However, management has suspended the interest accrual totaling $100,000 as of January 25, 1999 pending resolution of the Company's dispute with North's Restaurants, Inc. (See Note 15).

     The note receivable from BuddyFreddys of Brandon, Ltd. was secured by real estate and included interest at 10 percent. The note was paid in full in April of 1999.

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 5 -- PROPERTY AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

     The components of property and equipment and real property under capitalized leases are as follows:

                                                    JANUARY 25,    JANUARY 26,
                                                       1999           1998
                                                    -----------    -----------
Property and equipment:
  Buildings and leasehold improvements............  $13,076,000    $12,535,000
  Land............................................    2,382,000             --
  Furniture, fixtures and equipment...............   21,602,000      7,648,000
                                                    -----------    -----------
                                                     37,060,000     20,183,000
  Less accumulated depreciation and
     amortization.................................   (7,570,000)    (5,106,000)
                                                    -----------    -----------
                                                    $29,490,000    $15,077,000
                                                    ===========    ===========
Real property and equipment under capitalized
  leases..........................................  $ 3,193,000    $ 3,031,000
  Less accumulated amortization...................   (1,093,000)      (744,000)
                                                    -----------    -----------
                                                    $ 2,100,000    $ 2,287,000
                                                    ===========    ===========

NOTE 6 -- DEPOSITS AND OTHER

     Deposits and other consists of the following:

                                                       JANUARY 25,    JANUARY 26,
                                                          1999           1998
                                                       -----------    -----------
Deposit on the acquisition of restaurants............   $     --      $1,935,000
Option to purchase two Holiday House restaurants.....    166,000              --
Miscellaneous deposits...............................    178,000          25,000
                                                        --------      ----------
                                                        $344,000      $1,960,000
                                                        ========      ==========

NOTE 7 -- LONG-TERM DEBT

     On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by BankBoston, N.A. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of common stock and acquisitions. The Term Loan Facility balance was $13.0 million as of January 25, 1999. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003, with interest at the Bank's Base Rate plus 0.00% to 0.75%, or the Eurodollar Rate plus 1.25% to 2.00% at the Company's option. Borrowings under the Revolving Credit Facility bear interest at approximately 6.5% to 8.25% and will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $1.5 million on January 25, 1999. The secured Term Loan Facility and Revolving Credit Facility are collateralized by tangible and intangible personal property of the Company and require the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, and meet other financial covenants. The Revolving Credit Facility includes an annual commitment fee of $30,000 per year plus a percentage of .375% to 0.50% of any unused balance.

     In addition as of January 25, 1999, the Company had other debt of approximately $190,000 with monthly principal payments of $95,000 bearing interest at 10.0% and secured by tangible personal property due in 1999. The Company also had a one year unsecured debt of $166,000 due in January 2000. The Company had approximately $86,000 in long-term debt with annual payments of approximately $43,000 bearing interest at 10% due in 2001.

                       STAR BUFFET, INC. AND SUBSIDIARIES

     Long term debt matures in fiscal years ending after January 25, 1999 as follows:

FISCAL YEAR:
  2000..........................................  $ 1,017,000
  2001..........................................    2,668,000
  2002..........................................    3,125,000
  2003..........................................    3,625,000
  2004..........................................    4,507,000
                                                  -----------
  Total.........................................  $14,942,000
                                                  ===========

NOTE 8 -- LEASES

     The Company occupies certain restaurants under long-term leases expiring at various dates through 2014. Most restaurant leases have renewal options for terms of 5 to 20 years, and substantially all require the payment of real estate taxes and insurance. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales.

     Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 25, 1999 are as follows:

                                                      CAPITAL       OPERATING
FISCAL YEAR:                                         ----------    -----------
  2000.............................................  $  490,000    $ 3,903,000
  2001.............................................     348,000      3,866,000
  2002.............................................     272,000      3,814,000
  2003.............................................     272,000      3,857,000
  2004.............................................     248,000      3,636,000
  Thereafter.......................................   2,049,000     20,541,000
                                                     ----------    -----------
          Total minimum lease payments:............   3,679,000    $39,617,000
                                                     ----------    ===========
  Less amount representing interest................   1,318,000
                                                     ----------
  Present value of minimum lease payments..........   2,361,000
  Less current portion.............................     312,000
                                                     ----------
  Capital lease obligation excluding current
     portion.......................................  $2,049,000
                                                     ==========

     Aggregate rents under noncancelable operating leases during fiscal 1999 and 1998 are as follows:

                                                                                PREDECESSOR
                                              SUCCESSOR COMPANY                   COMPANY
                                  ------------------------------------------    -----------
                                   FIFTY-TWO      FIFTY-TWO     TWENTY-EIGHT      THIRTY
                                  WEEKS ENDED    WEEKS ENDED    WEEKS ENDED     WEEKS ENDED
                                  JANUARY 25,    JANUARY 26,    JANUARY 27,      JULY 15,
                                     1999           1998            1997           1996
                                  -----------    -----------    ------------    -----------
Minimum rentals.................  $3,433,000     $2,967,000      $  978,000     $1,617,000
Contingent rentals..............      99,000        114,000          41,000         28,000
                                  ----------     ----------      ----------     ----------
                                  $3,532,000     $3,081,000      $1,019,000     $1,645,000
                                  ==========     ==========      ==========     ==========

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 9 -- INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                                                           PREDECESSOR
                                                   SUCCESSOR COMPANY                         COMPANY
                                 ------------------------------------------------------   -------------
                                    FIFTY-TWO          FIFTY-TWO         TWENTY-EIGHT        THIRTY
                                   WEEKS ENDED        WEEKS ENDED        WEEKS ENDED       WEEKS ENDED
                                 JANUARY 25, 1999   JANUARY 26, 1998   JANUARY 27, 1997   JULY 15, 1996
                                 ----------------   ----------------   ----------------   -------------
Current:
  Federal......................     $1,009,000         $1,643,000          $196,000          $226,000
  State........................        192,000            440,000            35,000            68,000
                                    ----------         ----------          --------          --------
                                     1,201,000          2,083,000           231,000           294,000
Deferred:
  Federal......................        354,000           (238,000)           81,000           (55,000)
  State........................         68,000            (46,000)           26,000           (23,000)
                                    ----------         ----------          --------          --------
                                       422,000           (284,000)          107,000           (78,000)
                                    ----------         ----------          --------          --------
                                    $1,623,000         $1,799,000          $338,000          $216,000
                                    ==========         ==========          ========          ========

     A reconciliation of income tax expense at the federal statutory rate to the Company's provision for taxes on income is as follows:

                                                                                           PREDECESSOR
                                                   SUCCESSOR COMPANY                         COMPANY
                                 ------------------------------------------------------   -------------
                                    FIFTY-TWO          FIFTY-TWO         TWENTY-EIGHT        THIRTY
                                   WEEKS ENDED        WEEKS ENDED        WEEKS ENDED       WEEKS ENDED
                                 JANUARY 25, 1999   JANUARY 26, 1998   JANUARY 27, 1997   JULY 15, 1996
                                 ----------------   ----------------   ----------------   -------------
Income taxes at statutory
  rate.........................     $1,380,000         $1,529,000          $274,000          $186,000
State income taxes.............        172,000            273,000            47,000            29,000
Other..........................         79,000            (11,000)           17,000             1,000
Change in valuation
  allowance....................         (8,000)             8,000                --                --
                                    ----------         ----------          --------          --------
                                    $1,623,000         $1,799,000          $338,000          $216,000
                                    ==========         ==========          ========          ========

     Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

                                                   FIFTY-TWO           FIFTY-TWO
                                                  WEEKS ENDED         WEEKS ENDED
                                                JANUARY 25, 1999    JANUARY 26, 1998
                                                ----------------    ----------------
Deferred tax assets:
  Leases......................................    $   778,000          $  922,000
  Reserves....................................        136,000             113,000
  Accrued Vacation............................        109,000              70,000
  Other.......................................         29,000              43,000
  Litigation Reserve..........................             --                  --
                                                  -----------          ----------
  Less valuation allowance....................             --              (8,000)
                                                  -----------          ----------
          Total deferred tax assets...........      1,052,000           1,140,000
                                                  -----------          ----------
Deferred tax liabilities:
  Depreciation and amortization...............       (991,000)           (799,000)
  Other.......................................       (166,000)            (24,000)
                                                  -----------          ----------
          Total deferred tax liabilities......     (1,157,000)           (823,000)
                                                  -----------          ----------
Net deferred tax assets/(liabilities).........    $  (105,000)         $  317,000
                                                  ===========          ==========

                       STAR BUFFET, INC. AND SUBSIDIARIES

     While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing total deferred tax assets at January 25, 1999 based on the Company's current and future pre-tax earnings.

NOTE 10 -- SEGMENT AND RELATED REPORTING

     The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on the brand similarities and geographic location.

     The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Grand Buffet restaurants and five North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, seven BuddyFreddys Country Buffet restaurants and three Holiday House restaurants. The JB's Restaurants segment includes the Company's nine franchised JB's Restaurants.

     The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before income taxes.

                       STAR BUFFET, INC. AND SUBSIDIARIES

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets presented in the consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain incomes and expenses in the consolidated statements of income are not included in the reportable segments.

                                                                   SUCCESSOR COMPANY
                                        -----------------------------------------------------------------------
                                        HOMETOWN                 NORTH'S   FLORIDA
                                         BUFFET    CASA BONITA    STAR     BUFFET     JB'S     OTHER     TOTAL
                                        --------   -----------   -------   -------   ------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
52 WEEKS ENDED JANUARY 25, 1999
Revenues..............................  $41,039      $11,835     $11,207   $11,350   $9,978   $    --   $85,409
Interest income.......................       --           --         197       146       --       323       666
Interest expense......................     (192)          --          (7)      (39)     (11)     (348)     (597)
Deprecation & amortization............    1,811          133         639       171      201        93     3,048
Income before income taxes............    4,261        2,190         304    (1,369)     559    (1,885)    4,058
Total assets..........................   21,192        1,400       6,877     8,605    2,016     4,069    44,159
52 WEEKS ENDED JANUARY 26, 1998
Revenues..............................  $40,435      $11,570     $ 2,654   $    --   $   --   $    --   $54,659
Interest income.......................       --           --          83        --       --       238       321
Interest expense......................     (200)          --          --        --       --        --      (200)
Deprecation & amortization............    1,711          305          93        --       --        --     2,109
Income before income taxes............    2,326        1,975         261        --       --       (64)    4,498
Total assets..........................   19,721        1,127       2,356        --       --    17,765    40,969
28 WEEKS ENDED JANUARY 27, 1997
Revenues..............................  $20,599      $ 3,033     $    --   $    --   $   --   $    --   $23,632
Interest expense......................     (106)          --          --        --       --        --      (106)
Deprecation & amortization............      855          133          --        --       --        --       988
Income before income taxes............      525          283          --        --       --        --       808
Total assets..........................   15,777        1,006          --        --       --        --    16,783

                                                                 PREDECESSOR COMPANY*
                                        -----------------------------------------------------------------------
30 WEEKS ENDED JULY 15, 1996
Revenues..............................  $23,207                                               $    --   $23,207
Interest expense......................     (145)                                                   --      (145)
Deprecation & amortization............      914                                                    --       914
Income before income taxes............      546                                                    --       546
Total assets..........................   17,523                                                    --    17,523

---------------
* The Predecessor Company included only HomeTown Buffet.

NOTE 11 -- STOCKHOLDERS EQUITY

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

                       STAR BUFFET, INC. AND SUBSIDIARIES

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

COMMON STOCK REPURCHASE

     During fiscal 1999, the Company purchased and retired 2,000,000 shares of common stock acquired from CKE and 500,000 shares acquired on the open market for $12,500,000 and $2,919,000, respectively. The Company purchased 31,000 shares of treasury stock in the open market for $190,000.

NOTE 12 -- EMPLOYEE BENEFIT PLANS

401(k) PLAN

     Beginning in May 1998, the Company has a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. The Company incurred approximately $18,000 in costs for fiscal 1999.

1997 EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on January 15, 1998, covering an aggregate of 750,000 shares of Common Stock. The purpose of the Purchase Plan is to provide participants with incentives to acquire a proprietary interest in, and continue to provide services to, the Company. The Company did not contribute to the plan in fiscal 1999.

     Employees are eligible to participate if they (i) are employed on an hourly basis as a restaurant employee for at least 30 hours per week and if they have been employed by the Company since September 30, 1997 or for at least one year;
(ii) are employed on an hourly basis as a non-restaurant employee for at least 30 hours per week and have been so employed continuously during the preceding 90 days; or (iii) are exempt from the overtime and minimum wage requirements under federal and state laws and have been so employed by the Company continuously during the preceding 90 days. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which range from 3% to 10% of the employee's base earnings as defined in the Purchase Plan. The price of stock purchased under the Purchase Plan shall be at the then current fair market value. Each participant who remains an employee of the Company for at least one year after the end of a particular quarterly offering period shall receive, on the one-year anniversary date of the

                       STAR BUFFET, INC. AND SUBSIDIARIES
end of such offering period, a matching contribution from the Company totaling one-half of a participating Officer's or Director's contribution, and one-third of other participant's contributions. Employees may withdraw from the Purchase Plan, effective at the end of a quarterly offering period, by delivering a notice to the Company no later than the 15th day prior to the end of such quarterly offering period, and participation ends automatically on termination of employment. The Board of Directors may at any time amend or terminate the Purchase Plan, and upon such termination, each participant is entitled to receive the funds in such participant's account which have not been used to purchase Common Stock but shall not be entitled to any future matching contribution.

1997 STOCK INCENTIVE PLAN

     In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which provides for the grant of options to purchase an aggregate of 750,000 shares of Common Stock. The 1997 Plan provides for the granting of "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The purpose of the 1997 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1997 Plan is administered by the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1997 Plan.

     A summary of the status of the Company's stock options is presented below (shares in thousands):

                                                     FIFTY-TWO                FIFTY-TWO
                                                    WEEKS ENDED              WEEKS ENDED
                                                 JANUARY 25, 1999         JANUARY 26, 1998
                                               ---------------------    ---------------------
                                                         WGTD. AVG.               WGTD. AVG.
                                               SHARES    EXER. PRICE    SHARES    EXER. PRICE
                                               ------    -----------    ------    -----------
Outstanding at beginning of year.............    608       $12.00         --        $12.00
Granted......................................     --        12.00        608         12.00
Cancelled....................................   (108)       12.00         --         12.00
                                                ----       ------        ---        ------
Outstanding at end of year...................    500        12.00        608         12.00
                                                ====       ======        ===        ======
Options exercisable at year end..............    339        12.00        263         12.00
                                                ====       ======        ===        ======

     The Company applies the intrinsic value method in accounting for its Plan and, accordingly, no compensation cost has been recognized for it's stock options in the financial statements. Had the Company determined compensation cost based on the fair value method at the grant date for its stock options, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              FIFTY-TWO          FIFTY-TWO         TWENTY-EIGHT
                                             WEEKS ENDED        WEEKS ENDED        WEEKS ENDED
                                           JANUARY 25, 1999   JANUARY 26, 1998   JANUARY 27, 1997
                                           ----------------   ----------------   ----------------
Net income as reported...................     $2,435,000         $2,699,000          $470,000
  Earnings per share -- basic as
     reported............................            .53                .77               .18
  Earnings per share -- diluted as
     reported............................            .53                .76               .18
Pro forma net income.....................      1,874,000          2,285,000           470,000
  Earnings per share -- basic as
     reported............................            .41                .65               .18
  Earnings per share -- diluted as
     reported............................            .41                .65               .18

                       STAR BUFFET, INC. AND SUBSIDIARIES

     For purposes of the preceding pro forma disclosures, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no projected annual dividends, expected volatility of 15%, a risk free interest rate of 5.83% and an expected life of three years.

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

NOTE 13 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                          PREDECESSOR
                                                           SUCCESSOR PERIOD                 COMPANY
                                               ----------------------------------------   -----------
                                                FIFTY-TWO     FIFTY-TWO    TWENTY-EIGHT     THIRTY
                                                  WEEKS         WEEKS         WEEKS          WEEKS
                                                  ENDED         ENDED         ENDED          ENDED
                                               JANUARY 25,   JANUARY 26,   JANUARY 27,     JULY 15,
                                                  1999          1998           1997          1996
                                               -----------   -----------   ------------   -----------
Cash paid for income taxes...................  $2,270,000    $1,020,000       $   --       $     --
Cash paid for interest.......................     407,000            --           --        145,000
Non-cash investing and financing activities
  are as follows:
  Transfer of current assets and current
     liabilities to primary stockholder......  $       --    $  335,000       $   --       $     --
  Use of deposit to buy out operating
     equipment leases........................          --       375,000           --             --
  Exchange of receivables for three
     restaurants.............................   1,004,000            --           --             --
  Acquisition of BuddyFreddys assets.........   1,200,000            --           --             --
  Acquisition of 2,000,000 shares of common
     stock...................................   7,500,000            --           --             --
  Acquisition of Holiday House assets........     166,000            --           --             --
  Use of deposit to buy assets...............     912,000            --           --             --
  Exchange of note receivable for real
     estate..................................   1,328,000            --           --             --

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

     The carrying amount of the Company's notes receivable, long-term debt and capital lease obligations approximates fair value and is based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair values estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any resolution will require payments that will have a material effect on the Company's consolidated statements of operations or financial position or liquidity.

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

     On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. The note is a recognized asset on the accompanying balance sheet. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging the (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company has breached the Business Services Agreement. The Company has a first priority security interest in substantially all of the assets of North's, the value of which the Company believes exceeds the amounts outstanding under the Credit Agreements. The Company plans to pursue vigorously its claims against North's and to vigorously defend the counterclaims asserted by North's. The litigation is continuing and is not yet scheduled for trial.

     HTB Restaurants, Inc. holds 16 franchises for HomeTown Buffet restaurants. The franchisor, HomeTown Buffet Restaurants, Inc., has asserted that the Company breached its franchise agreements by using proprietary information of the franchisor to open the Company's North's Star Buffet restaurants. The Company has denied any breach and has demanded arbitration, which is ongoing at this time. The franchisor is seeking all available remedies, including termination of the franchise agreements, modification of the North's Star restaurants, and purchase of some or all of the franchised restaurants at fair market value. The Company is contesting vigorously the allegations and believes that it has substantial defenses to the claimed breaches.

NOTE 16 -- SUBSEQUENT EVENT

     On February 19, 1999, the Board of Directors elected Mssrs. Phillip "Buddy" Johnson and Craig B. Wheaton to serve as directors of the Registrant.

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                            DESCRIPTION
    -------                          -----------
     3.1     Certificate of Incorporation*
     3.2     Bylaws, as amended on September 22, 1997*
     4.1     Form of Common Stock Certificate**
    10.1     Star Buffet, Inc. 1997 Stock Incentive Plan (the "1997
             Plan")**
    10.2     Form of Stock Option Agreement for the 1997 Plan**
    10.3     Form of Indemnification Agreement**
    10.4     Management Services Agreement with CKE**
    10.5     Form Of Franchise Agreement with HomeTown Buffet, Inc.**
    10.6     Asset Purchase Agreement with North's Restaurants, Inc.
             dated July 24, 1997**
    10.6.1   Amendment No. 1 to Asset Purchase Agreement dated as of
             September 30, 1997 (incorporated by reference to the
             Company's filing on Form 8-K on October 17, 1997)
    10.6.2   Amended and Restated Credit Agreement dated as of September
             30, 1997 between the Company and North's Restaurants, Inc.
             (incorporated by reference to the Company's filing on Form
             8-K on October 17, 1997)
    10.7     Form of Credit Agreement with Stacey's Buffet, Inc.*
    10.8     Form of Contribution Agreement among CKE Restaurants, Inc.,
             Summit Family Restaurants Inc. and the Company*
    10.9     Form of Bill of Sale and Assumption Agreement between Summit
             Family Restaurants Inc. and Taco Bueno Restaurants, Inc.
             (formerly known as Casa Bonita Incorporated)*
    10.11    Form of Bill of Sale and Assumption Agreement between Summit
             Family Restaurants Inc. and JB's Restaurants, Inc.*
    10.12    License Agreement with CKE (incorporated by reference to the
             Company's filing on Form 10-K on April 24, 1998)
    10.13    Settlement Agreement with HomeTown Buffet, Inc.
             (incorporated by reference to the Company's filing on Form
             10-K on April 24, 1998)
    10.14    Asset Purchase Agreement among Summit Family Restaurants
             Inc. and JB's Family Restaurants, Inc., dated February 10,
             1998. (incorporated by reference to the Company's filing on
             Form 8-K on March 9, 1998)
    10.15    Stock Repurchase Agreement between Star Buffet, Inc. and CKE
             Restaurants, Inc., dated September 10, 1998. (incorporated by reference to the Company's filing on Form 8-K on
             September 28, 1998)
    10.16    Credit Agreement (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential
             treatment under Rule 24b-2 of the Exchange Act.)
             (incorporated by reference to the Company's filing on Form
             10-Q on December 17, 1998)
    11.0     Computation of Earnings Per Share Income
    21.1     List of Subsidiaries*
    27.1     Financial Data Schedules (included only with electronic
             filing)

---------------
 * Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).