Form 10-K/A
period 1999-01-25
STAR BUFFET INC
filed 1999-05-25
CIK 1043156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     Craig B. Wheaton has served as a director of the Company since February 1999. Mr. Wheaton is a partner in the law firm Kilpatrick Stockton LLP. His main areas of practice include employee benefits, executive compensation and general corporate law. Mr. Wheaton received his B.A. degree, with honors, from the University of Virginia and his J.D. degree from Wake Forest University. Mr. Wheaton was a member of the Tax Council of the North Carolina Bar Association Section on Taxation ('93-'98) and chair of its Employee Benefits Committee ('95-'97). He is a member and former president of the Triangle Benefits Forum. He is a member of the Southern Employee Benefits Conference, the Employee Benefits Committee of the American Bar Association's Section of Taxation, the National Pension Assistance Project's National Lawyers Network, and the National Association of Stock Plan Professionals. Mr. Wheaton is the brother of Robert E. Wheaton, the Company's Chairman, President and Chief Executive Officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires Star's executive officers and directors, and persons who own more than 10% of a registered class of star's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish Star with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Star believes that, during fiscal 1999, all filing requirements applicable to its executive officers, directors and greater than 10% stockholders were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The Company was incorporated on July 28, 1997, through the reorganization of direct or indirect wholly-owned subsidiaries of CKE. Prior to the Company's incorporation, the Company's Executive Officers have been employed by CKE or its subsidiaries, and all or substantially all of their compensation paid prior to July 28, 1997 was paid by CKE or its subsidiaries primarily for services rendered to CKE or its subsidiaries. In connection with the organization of the Company, the Company and CKE established an allocated annual base salary of $187,000 for Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President of the Company. The following table sets forth the compensation awarded to, earned by or paid to the Company's executive officer for each of the three fiscal years ended January 27, 1997, January 26, 1998 and January 25, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                    COMPENSATION AWARDS
                                                      ANNUAL COMPENSATION         -----------------------
                                                -------------------------------   RESTRICTED   SECURITIES
                                                                   OTHER ANNUAL     STOCK      UNDERLYING
                                      FISCAL    SALARY    BONUS    COMPENSATION     AWARDS      OPTIONS
           NAME AND TITLE              YEAR       ($)      ($)        ($)(4)         ($)         (#)(5)
           --------------             -------   -------   ------   ------------   ----------   ----------
Robert E. Wheaton...................  1999(1)   221,155       --      4,658                          --
  Chairman of the Board, President
     and                              1998(2)    61,298       --         --                     239,237
  Chief Executive Officer             1997(3)   200,000   70,000      9,344                      30,000

---------------
(1) Mr. Wheaton's annual salary was $250,000 in fiscal 1999. In August 1998, Mr. Wheaton's employment agreement with CKE was modified to provide that Star pays 100% of his base salary.

(2) Excludes the following amounts earned by Mr. Wheaton from CKE during fiscal 1998: (i) salary in the amount of $160,721, (ii) bonus in the amount of $80,354, (iii) other annual compensation in the amount of $8,820 and (iv) 16,500 options to purchase CKE's common stock. In September 1997, Mr. Wheaton's employment agreement with CKE was modified to provide that CKE pays 25% of his base salary and Star pays the remaining 75%.

(3) Represents compensation paid by CKE or its subsidiaries to Mr. Wheaton in his capacity as Executive Vice President of CKE.

(4) "Other Annual Compensation" represents auto related payments to Mr. Wheaton.

(5) Represents options to purchase shares of CKE's common stock for fiscal 1997, and represents options to purchase shares of Star's common stock for fiscal 1998.

STOCK OPTIONS

     There were no stock options granted to the Named Executive Officers during the fiscal year ended January 25, 1999.

OPTION EXERCISES AND HOLDINGS

     No options were exercised by any of the Named Executive Officers during the fiscal year ended January 25, 1999. The following table sets forth the fiscal year end options values for all options held by the Company's Named Executive Officer.

                         FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                       OPTIONS                   IN-THE-MONEY OPTIONS
                                                AT FISCAL YEAR END(#)           AT FISCAL YEAR END($)
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
Robert E. Wheaton..........................    159,492          79,745           --              --

COMPENSATION OF DIRECTORS

     For their services as directors in fiscal 1999, each non-employee director received $2,000 per meeting of the Board of Directors and $500 per committee meeting. In addition, all directors are entitled to participate in Star's 1997 Stock Incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended January 25, 1999, no executive officer of the Company, except for Mr. Foley, who was Chairman of the Board of the Company and served as a member of the Compensation Committee thereof until the date of his resignation from the Board of Directors on November 2, 1998, served as a member of the compensation committee or as a director of any other entity, one of whose executive officers serves on the Compensation Committee or is a director of the Company. Mr. Foley is the Chairman of the Board and Chief Executive Officer of CKE.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION FOR THE FISCAL YEAR ENDED JANUARY 25, 1999.

     The Compensation Committee (the "Committee"), comprised of three non-employee directors, is responsible for administering the executive compensation policies, administering the various management incentive programs (including option plans), and making recommendations to the Board of Directors with respect to these policies and programs. In addition, the Committee makes annual recommendations to the Board of Directors concerning the compensation paid to the Chief Executive Officer and to each of the other executive officers of Star (each, an "Executive Officer"). As discussed below, the Company began its independent corporate existence on July 28, 1997 through the reorganization of direct or indirect wholly-owned subsidiaries of CKE. The Committee was not formed until after the first meeting of the Board following the formation of the Company. Since there was no Committee at the time of the first Board meeting, it was necessary for the non-employee directors of the Board to decide all compensation issues at that meeting. In addition, certain compensation arrangements were established by the Compensation Committee of the Board of Directors of CKE while the Company was a wholly-owned subsidiary of CKE.

     The following is a summary of the policies which the Board of Directors analyzed in determining the compensation for the Executive Officers of the Company. The Committee intends to follow the same general policies in determining the compensation for the Executive Officers of the Company in fiscal 2000, but may, in its discretion, alter such policies to take into consideration the applicable circumstances at the time.

     Compensation Policies Towards Executive Officers. The Committee believes that the most effective executive compensation program is one that provides incentives to achieve both current and long-term strategic management goals, with the ultimate objective of enhancing stockholder value. In this regard, the Committee believes executive compensation should be comprised of cash as well as equity-based programs. Base salaries are generally set at market levels in order to attract and retain qualified executives. With respect to equity-based compensation, the Committee believes that an integral part of Star's compensation program is the ownership and retention of Star's Common Stock by its Executive Officers. By providing Executive Officers with a meaningful stake in Star, the value of which is dependent on Star's long-term success, a commonality of interests between Star's Executive Officers and its stockholders is fostered.

     Relationship of Performance to Compensation. Compensation that may be earned by the Executive Officers in any fiscal year consists primarily of base salary, cash bonus and stock options. The significant factors that were considered in establishing the components of each Executive Officer's compensation package for the fiscal year ended January 25, 1999 are summarized below. The Committee, in its discretion, may apply different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years, but all compensation decisions will be designed to further the general compensation policies indicated above.

     Base Salary. The base salary for each Executive Officer is set on the basis of personal performance, the salary levels in effect for comparable positions with Star's principal competitors (including, but not limited to, Star's self-determined peer group set forth in the "Stock Performance Graph"), and Star's financial performance relative to such competitors. Factors relating to individual performance that are assessed in setting base compensation are based on the particular duties and areas of responsibility of the individual Executive Officer. Factors relating to Star's financial performance that may be related to increasing or decreasing base salary include revenues and earnings. The establishment of base compensation involves a subjective assessment and weighing of the foregoing criteria and is not based on any specific formula.

     Cash Bonus. Annual bonuses are earned by each Executive Officer on the basis of Star's achievement of pre-tax income targets established at the start of the fiscal year and on the basis of the particular Executive Officer's duties and areas of responsibility. Bonus amounts are established based on various levels of performance against such targets. Following the completion of the fiscal year, the Committee assesses Star and individual performance against the established targets and provides for annual bonuses based on the targeted performance of levels actually achieved.

     Stock Options. Stock option grants motivate Executive Officers to manage the business to improve long-term Star performance, and align the interests of Executive Officers with stockholder value. Customarily, option grants are made with exercise prices equal to the fair market value of the shares on the grant date and will be of no value unless the market price of Star's outstanding shares appreciates, thereby aligning a substantial part of the Executive Officer's compensation package with the return realized by the stockholders. Options generally vest in equal installments over a period of time, contingent upon the Executive Officer's continued employment with Star. Accordingly, an option will provide a return to the Executive Officer only if the Executive Officer remains employed by Star and the market price of the underlying shares appreciates over the option term. The size of an option grant is designed to create a meaningful opportunity for stock ownership and is based upon the individual's current position with Star, internal comparability with option grants made to other Star executives and the individual's potential for future responsibility and promotion over the option term. The Committee has established an award program which takes into account the level of responsibility in the organization, and total compensation compared to comparable companies, in making option grants to the Executive Officers in an attempt to target a fixed number of unvested option shares based upon the individual's position with Star and the Executive Officer's existing holdings of unvested options. As such, the award of stock options requires subjective judgment as to the amount of the option. However, the Committee does not adhere strictly to these guidelines and will occasionally vary the size of the option grant, if any, made to each Executive Officer as circumstances warrant.

     Chief Executive Officer Compensation. Robert E. Wheaton became Star's Chief Executive Officer upon the Company's formation in July 1997. Prior to the Company's initial public offering in September 1997, Mr. Wheaton's annual base compensation was established at $250,000 for the fiscal year ended January 25, 1999, based on the philosophy described above.

     Corporate Deduction for Compensation. Section 162(m) of the Code generally limits to $1.0 million the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. Star's 1997 Stock Incentive Plan is structured so that any compensation deemed paid to an executive officer upon exercise of an option, with an exercise price equal to the fair market value of the underlying shares on the grant date, will qualify as performance-based compensation that will not be limited by Section 162(m). The Committee intends to monitor regulations issued pursuant to Section 162(m) and to take such actions with respect to the executive compensation program as are reasonably necessary to preserve the corporate tax deduction for executive compensation paid.

                                          Thomas G. Schadt
                                          Jack M Lloyd
                                          Craig B. Wheaton

     The report of the Compensation Committee of the Board of Directors shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that Star specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                         STOCKHOLDER PERFORMANCE GRAPH

                COMPARISON OF 16 MONTH CUMULATIVE TOTAL RETURN*
         AMONG STAR BUFFET, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                      AND THE DOW JONES RESTAURANTS INDEX


                               9/97          1/98            1/99
                               ----          ----            ----
Star Buffet Inc.............  100.00        102.08           48.96
Peer Group..................  100.00         76.47           58.58
Nasdaq Stock Market (U.S.)..  100.00         96.95          151.70
Dow Jones Restaurants ......  100.00         98.33          153.16

* $100 INVESTED ON 9/25/97 IN STOCK OR INDEX.
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING JANUARY 31.

     The Peer Group includes the following stocks: Garden Fresh Restaurants
(LTUS), Roadhouse Grill (GRLL), Sizzler International (SZ), Fresh Foods Inc.
(FOOD), Shell's Seafood (SHLL) and Fresh Choice (SALD). All are listed on NASDAQ except for Sizzler International, which is on the New York Stock Exchange. The Peer Group stocks are all small capitalization stocks in the family dining segment which is more relative of the business in which Star Buffet operates.

     The Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that Star specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Star's Common Stock as of May 19, 1999, by (i) each person who is known by Star to beneficially own more than five percent of the outstanding Star Common Stock, (ii) each director of Star, (iii) each Named Executive Officer of Star identified in the Summary Compensation Table and (iv) all current directors and executive officers of Star as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power.

                                                         AMOUNT AND NATURE       PERCENT OF
        NAME AND ADDRESS OF BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP    CLASS(%)(1)
        ------------------------------------          -----------------------    -----------
Robert E. Wheaton...................................           942,192(2)           30.3%
Jack M. Lloyd.......................................             7,500(3)              *
Thomas G. Schadt....................................             7,500(3)              *
Phillip "Buddy" Johnson.............................               200(4)              *
Craig B. Wheaton....................................             6,500                 *
Robert Fleming, Inc.................................           523,075(5)           17.7%
  320 Park Avenue -- 11th Floor
  New York, NY 10022
Kennedy Capital Management, Inc. ...................           358,700(6)           12.2%
  10829 Olive Blvd.
  St. Louis, MO 63141
Dresdner RCM Global Investors LLC...................           300,000(7)           10.2%
  Four Embarcadero Center
  San Francisco, CA 94111
All executive officers and directors as a group (5
  persons)..........................................           963,892(8)           30.9%

---------------
 *  Less than one percent.

(1) Calculated based on 2,950,000 shares of Star Common Stock outstanding May 19, 1999.

(2) Includes 159,492 shares subject to presently exercisable options or options that become exercisable within 60 days of May 19, 1999.

(3) Includes 7,500 shares subject to presently exercisable options or options that become exercisable within 60 days of May 19, 1999.

(4) Does not include 20,000 shares subject to options that will become immediately exercisable upon grant in fiscal year 2000 pursuant to an employment agreement entered into between Phillip "Buddy" Johnson and the Company on March 20, 1998.

(5) Robert Fleming, Inc. has shared power to vote 523,075 of such shares and has shared power to dispose of all such shares. Robert Fleming, Inc. claims beneficial ownership with respect to all such shares. The information relating to the beneficial ownership of Robert Fleming, Inc. has been derived from the Schedule 13G dated February 5, 1999 filed by Robert Fleming, Inc. with the Securities and Exchange Commission. The number of shares beneficially owned by Robert Fleming, Inc. is stated as of December 31, 1998.

(6) Kennedy Capital Management, Inc. has sole power to vote 337,450 of such shares and sole power to dispose 358,700 of such shares. Kennedy Capital Management, Inc. claims beneficial ownership with respect to all such shares. The information relating to the beneficial ownership of Kennedy Capital Management, Inc. has been derived from the Schedule 13G dated February 5, 1999 filed by Kennedy Capital Management, Inc. with the Securities and Exchange Commission. The number of shares beneficially owned by Kennedy Capital Management, Inc. is stated as of December 31, 1998.

(7) Dresdner RCM Global Investors LLC ("Dresdner LLC") has sole power to vote and sole power to dispose of all 300,000 shares. Dresdner LLC claims beneficial ownership with respect to all such 300,000 shares. Dresdner LLC is a wholly owned subsidiary of Dresdner Bank AG, an international banking organization headquartered in Frankfurt, Germany. Dresdner Bank AG also claims beneficial ownership with respect to all such 300,000 shares, but only to the extent that Dresdner Bank AG may be deemed to have beneficial ownership of securities deemed to be beneficially owned by Dresdner LLC.

    The information relating to the beneficial ownership of Dresdner LLC and Dresdner Bank AG has been derived from their respective Schedule 13G's, dated January 8, 1999, as filed by Dresdner LLC and Dresdner Bank AG with the Securities and Exchange Commission. The number of shares beneficially owned by Dresdner LLC and Dresdner Bank AG is stated as of December 31, 1998.

(8) Includes 174,492 shares subject to presently exercisable options or options that become exercisable within 60 days of May 19, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STAR BUFFET, INC.
                                          (Registrant)

May 25, 1999                              By:     /s/ ROBERT E. WHEATON
                                            ------------------------------------
                                                     Robert E. Wheaton
                                               President and Chief Executive
                                                           Officer
                                               (principal executive officer)

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                /s/ ROBERT E. WHEATON                   President and Chief Executive     May 25, 1999
-----------------------------------------------------       Officer and Director
                  Robert E. Wheaton

                 /s/ RONALD E. DOWDY                     Group Controller, Treasurer      May 25, 1999
-----------------------------------------------------           and Secretary
                   Ronald E. Dowdy

                  /s/ JACK M. LLOYD                               Director                May 25, 1999
-----------------------------------------------------
                    Jack M. Lloyd

                /s/ THOMAS G. SCHADT                              Director                May 25, 1999
-----------------------------------------------------
                  Thomas G. Schadt

             /s/ PHILLIP "BUDDY" JOHNSON                          Director                May 25, 1999
-----------------------------------------------------
               Phillip "Buddy" Johnson

                /s/ CRAIG B. WHEATON                              Director                May 25, 1999
-----------------------------------------------------
                  Craig B. Wheaton