Form 10-Q
period 1999-05-17
STAR BUFFET INC
filed 1999-07-01
CIK 1043156

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: MAY 17, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________



                         Commission File Number: 0-6054


                                STAR BUFFET, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       84-1430786
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF JUNE 22, 1999 THERE WERE 2,950,000 SHARES OF COMMON STOCK, $ .001 PAR VALUE, OUTSTANDING.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page

Part I. Financial Information

   Item 1. Consolidated Condensed Financial Statements:

     Consolidated Condensed Balance Sheets as of May 17, 1999 and
      January 25, 1999 ...................................................  3

     Consolidated Condensed Statements of Income for the sixteen weeks ended May 17, 1999 and May 18, 1998 ................................  5

     Consolidated Condensed Statements of Cash Flows for the sixteen weeks ended May 17, 1999 and May 18, 1998 ................................  6

     Notes to Consolidated Condensed Financial Statements ................  8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................  9

Part II. Other Information

   Item 1. Legal Proceedings ............................................. 15

   Item 6. Exhibits and Reports on Form 8-K .............................. 16

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I:  FINANCIAL INFORMATION


ITEM 1:  CONSOLIDATED  CONDENSED FINANCIAL STATEMENTS




                                                                           MAY 17,       JANUARY 25,
ASSETS                                                                      1999            1999
                                                                         -----------     ------------
                                                                         (unaudited)

Current assets:
   Cash and cash equivalents ......................................      $   275,000      $   121,000
   Current portion of notes and other receivables .................          504,000        2,496,000
   Inventories ....................................................        1,032,000          842,000
   Deferred income taxes, net .....................................          274,000          274,000
   Prepaid expenses ...............................................          205,000          159,000
                                                                         -----------      -----------

   Total current assets ...........................................        2,290,000        3,892,000
                                                                         -----------      -----------

Property, buildings and equipment, at cost, less accumulated
   depreciation ...................................................       30,704,000       29,490,000
                                                                         -----------      -----------

Real property and equipment under capitalized leases, at cost, less
   accumulated amortization .......................................        1,992,000        2,100,000
                                                                         -----------      -----------

Other assets:
   Notes receivable, net of current portion .......................        3,491,000        3,491,000
   Deposits and other .............................................          378,000          344,000
                                                                         -----------      -----------
   Total other assets .............................................        3,869,000        3,835,000
                                                                         -----------      -----------
Goodwill, less accumulated amortization ...........................        4,043,000        4,069,000
Other intangible assets, less accumulated amortization ............          734,000          773,000
                                                                         -----------      -----------
   Total intangible assets ........................................        4,777,000        4,842,000
                                                                         -----------      -----------
Total assets ......................................................      $43,632,000      $44,159,000
                                                                         ===========      ===========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)



LIABILITIES AND STOCKHOLDERS' EQUITY                                               MAY 17,           JANUARY 25,
                                                                                    1999                1999
                                                                                -------------      -------------
                                                                                 (unaudited)

Current liabilities:
   Accounts payable - trade ..............................................      $  4,542,000       $  3,622,000
   Payroll and related taxes .............................................         1,856,000          1,918,000
   Sales and property taxes ..............................................           953,000            869,000
   Rent, licenses and other ..............................................           305,000            705,000
   Current maturities of obligations under capital leases and long-term
     debt ................................................................         1,731,000          1,329,000
                                                                                ------------       ------------

       Total current liabilities .........................................         9,387,000          8,443,000
                                                                                ------------       ------------

   Deferred income taxes, net ............................................           379,000            379,000
   Capitalized lease obligations, net of current maturities ..............         2,001,000          2,049,000
   Long-term debt, net of current maturities .............................        11,450,000         13,925,000

   Preferred stock, $.001 par value; authorized 1,500,000 shares; none
     issued or outstanding................................................                 -                  -
   Common stock, $.001 par value; authorized 18,500,000 shares; issued and
     outstanding 2,950,000 and 2,950,000 shares ..........................             3,000              3,000
   Additional paid-in capital ............................................        16,351,000         16,351,000
   Retained earnings .....................................................         4,218,000          3,199,000
   Treasury stock, at cost, 25,591 and 31,000 shares .....................          (157,000)          (190,000)
                                                                                ------------       ------------
       Total stockholders' equity ........................................        20,415,000         19,363,000
                                                                                ------------       ------------
Total liabilities and stockholders' equity ...............................      $ 43,632,000       $ 44,159,000
                                                                                ============       ============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          SIXTEEN WEEKS ENDED
                                                   -------------------------------
                                                     MAY 17,             MAY 18,
                                                      1999                 1998
                                                   ------------       ------------

 Total revenues .............................      $ 31,535,000       $ 25,498,000

Costs and expenses
   Food costs ...............................        10,472,000          8,536,000
   Labor costs ..............................        10,238,000          7,744,000
   Occupancy and other expenses .............         6,232,000          5,050,000
   General and administrative expenses ......         1,508,000          1,133,000
   Depreciation and amortization ............         1,032,000            809,000
                                                   ------------       ------------

   Total costs and expenses .................        29,482,000         23,272,000
                                                   ------------       ------------

Income from operations ......................         2,053,000          2,226,000

   Interest expense .........................          (372,000)           (66,000)
   Interest income ..........................            18,000            312,000
   Other income .............................              --               79,000
                                                   ------------       ------------

Income before income taxes ..................         1,699,000          2,551,000

Income tax expense ..........................           680,000          1,020,000
                                                   ------------       ------------

Net income ..................................      $  1,019,000       $  1,531,000
                                                   ============       ============
Net income per common share - basic .........      $       0.35       $       0.28
                                                   ============       ============

Weighted average shares outstanding - basic..         2,950,000          5,450,000

Net income per common share - diluted .......      $       0.35       $       0.28

Weighted average shares outstanding - diluted         2,950,000          5,529,000


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      SIXTEEN WEEKS ENDED
                                                              -------------------------------
                                                              MAY 17, 1999       MAY 18, 1998
                                                              ------------       ------------
Net income .............................................      $  1,019,000       $  1,531,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization ......................         1,032,000            809,000
    Amortization of loan cost ..........................            29,000                 --
    Amortization of royalty fee ........................            23,000            111,000
    Interest income ....................................                --           (102,000)
    Change in operating assets and liabilities:
          Receivables ..................................           595,000           (422,000)
          Inventories ..................................          (190,000)          (233,000)
          Prepaid expenses .............................           204,000           (714,000)
          Deposits and other ...........................           (33,000)          (141,000)
          Accounts payable .............................           920,000          1,359,000
          Other accrued liabilities ....................          (379,000)         1,327,000
                                                              ------------       ------------
          Net cash provided by operating activities ....         3,220,000          3,525,000

Cash flows used in investing activities:
  Proceeds from notes receivable .......................         1,124,000                 --
  Issuance of notes receivable .........................                --         (2,565,000)
  Acquisition of restaurants ...........................                --         (6,428,000)
  Acquisition of property, buildings and equipment .....        (2,102,000)        (1,438,000)
                                                              ------------       ------------
          Net cash used in investing activities ........          (978,000)       (10,431,000)

Cash flows from financing activities:
   Payments to extinguish long term debt ...............        (2,837,000)          (120,000)
   Principal payment on capital leases .................           (84,000)           (86,000)
   Proceeds from line of credit ........................           800,000                 --
   Sale of treasury stock ..............................            33,000                 --
                                                              ------------       ------------
          Net cash used in financing activities ........        (2,088,000)          (206,000)
                                                              ------------       ------------

Net increase (decrease) in cash and cash equivalents ...           154,000         (7,112,000)

Cash and cash equivalents at beginning of period .......           121,000         15,387,000
                                                              ------------       ------------

Cash and cash equivalents at end of period .............      $    275,000       $  8,275,000
                                                              ============       ============



See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                       SIXTEEN WEEKS ENDED
                                                                --------------------------------
                                                                 MAY 17, 1999       MAY 18, 1998
                                                                 -------------      ------------

Supplemental disclosures of cash flow Information:
Cash paid for interest ....................................      $      482,000      $   81,000
                                                                 ==============      ==========
Cash paid for income taxes ................................      $           --      $  773,000
                                                                 ==============      ==========

Non cash investing and financing activities:

    Exchange of receivables from Stacey's Buffet, Inc.
        for three Stacey's Buffet Restaurants .............      $           --      $1,004,000
     Acquisition of BuddyFreddys assets with debt financing      $           --      $1,200,000


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE (A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 1999. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 1999 consolidated financial statements to conform to the fiscal 2000 presentation. The accompanying condensed financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

The operating results for the 16-week period ended May 17, 1999 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, two Casa Bonita restaurants, six JJ North's Grand Buffet restaurants, three North's Star Buffet restaurants, nine franchised JB's Restaurants, two BuddyFreddys restaurants, three Holiday House restaurants and eight BuddyFreddys Country Buffet restaurants. The operating results for the 16-week period ended May 17, 1999 also include two weeks of operations for two closed North's Star Buffet restaurants, ten weeks of operations of an additional BuddyFreddys Country Buffet and three weeks of operations of an additional BuddyFreddys restaurant. One BuddyFreddys Country Buffet was closed for conversion during the quarter. The operating results for the 16-week period ended May 18, 1998 include sixteen weeks of operations for each of the Company's 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and seven JJ North's Grand Buffet restaurants. The operating results for the 16 week period ended May 18, 1998 also include fourteen weeks of operations of one North's Star Buffet restaurant and three Staceys Buffet restaurants, thirteen weeks of operations for one Maggies Buffet restaurants, twelve weeks of operations for eleven franchised JB's Restaurants and one Maggies Buffet restaurant and seven weeks of operations for two BuddyFreddys restaurants.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) PREVIOUSLY ANNOUNCED JOINT DEVELOPMENT

The Company, in December 1998, announced with DenAmerica, Inc. to convert certain existing Black-eyed Pea restaurants in Florida to BuddyFreddys restaurants. The first BuddyFreddys restaurant jointly developed with DenAmerica opened in April 1999. Two more conversions are scheduled to open in the second quarter. The Company's conversion cost is expected to be less than $200,000 per unit.

                       STAR BUFFET, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto, presented elsewhere in this Report. The addition of restaurants in Florida are the principal reasons for the differences when comparing results of operations for the 16-week period ended May 17, 1999 with the results of operations for the 16-week period ended May 18, 1998. Comparability of future periods may also from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies.

Consolidated net income for the 16-week period ended May 19, 1999 decreased $512,000 or 33.4% to $1,019,000 or $0.35 per share on a diluted basis as compared with net income of $1,531,000 for the comparable prior year period. The decrease in net income is primarily due to higher interest costs associated with the acquisition and conversions of restaurants, the repurchase of the Company's common stock and higher legal expenses associated with two litigation matters.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Form 10-K, for the fiscal year ended January 25, 1999, and other filings with the Securities and Exchange Commission.

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

Other income represents management fee income resulting from the Company's management agreement related to one JJ North's Grand Buffet restaurant which was converted to a Company unit on January 12, 1999.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 16 weeks ended May 17, 1999 and May 18, 1998.



                                                              SIXTEEN WEEKS ENDED
                                                             ----------------------
                                                              MAY 17,      MAY 18,
                                                               1999         1998
                                                             --------      -------

                   Total revenues .....................        100.0%       100.0%
                                                               -----        -----

                 Costs and expenses
                    Food costs ........................         33.2         33.5
                    Labor costs .......................         32.4         30.4
                    Occupancy and other expenses ......         19.8         19.8
                    General and administrative expenses          4.8          4.4
                    Depreciation and amortization .....          3.3          3.2
                                                               -----        -----
                      Total costs and expenses ........         93.5         91.3
                                                               -----        -----

                 Income from operations ...............          6.5          8.7

                    Interest expense ..................         (1.2)        (0.2)
                    Interest income ...................          0.1          1.2
                    Other Income ......................           --          0.3
                                                               -----        -----
                     Income before income taxes .......          5.4         10.0

                 Income tax expense ...................          2.2          4.0
                                                               -----        -----

                 Net income ...........................          3.2%         6.0%
                                                               =====        =====

                 Effective income tax rate ............         40.0%        40.0%
                                                               =====        =====


Total revenues increased $6,037,000 or 23.7% from $25.5 million in the 16 weeks ended May 18, 1998 to $31.5 million in the 16 weeks ended May 17, 1999. $5.3 million of such increase in revenues was attributable to the inclusion of the results of the Company's recently acquired restaurants. $450,000 of such increase was attributable to an increase in same-store sales in the Company's HomeTown Buffet restaurants. The remaining $300,000 of said increase is attributable to increases in sales in the Company's BuddyFreddys conversions.

Food costs as a percentage of total revenues decreased from 33.5% during the 16-week period ended May 18, 1998 to 33.2% during the 16 weeks ended May 17, 1999. The decrease as a percentage of total revenues was primarily attributable to lower food costs in the converted Florida Buffet Division stores.

Labor costs as a percentage of total revenues increased from 30.4% during the 16-week period ended May 18, 1998 to 32.4% during the 16-week period ended May 17, 1999. The increase as a percentage of total revenues was primarily attributable to increases in benefits and workers compensation from the prior year.

Occupancy and other expenses as a percentage of total revenues remained flat at 19.8% during the 16-week period ended May 18, 1998 and May 17, 1999.

General and administrative costs as a percentage of total revenues increased from 4.4% during the 16-week period ended May 18, 1998 to 4.8% during the 16-week period ended May 17, 1999. The increase as a percentage of total revenues was primarily attributable to higher legal expenses.

Interest expense as a percentage of total revenues increased from 0.2% during the 16-week period ended May 18, 1998 to 1.2% during the 16-week period ended May 17, 1999. The increase as a percentage of total revenues was primarily attributable to the higher interests costs associated with the repurchase of the Company's common stock and conversions of restaurants.

Interest income of $18,000 for the 16-week period ended May 17, 1999 was generated by the Company's cash and outstanding notes receivable balances during the period. Interest income of $312,000 for the 16-week period ended May 18, 1998 was generated by the Company's cash and outstanding notes receivable balances during the period. Management has suspended the interest accrual on the notes receivable from North's Restaurants, Inc. ("North's") pending the resolution of the Company's dispute with North's.

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

As of May 17, 1999, the Company had $275,000 in cash. Cash and cash equivalents increased by $154,000 during the 16 weeks ended May 17, 1999. Total cash provided by operations was approximately $3.2 million. A note receivable paid in full provided cash of approximately $1.1 million. The Company used approximately $2.1 million on capital improvements and approximately $2.1 million to extinguish long term debt.

The Company opened one BuddyFreddys Country Buffet restaurant and converted one joint development restaurant to a BuddyFreddys restaurant during the first quarter of fiscal 2000.

hTe Company intends to expand its operations through the opening of new restaurants and the acquisition of regional buffet chains. In addition, the Company may expand through the purchase of existing restaurant sites which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than new unit openings. Management estimates the cost of acquiring and converting a property to one of the existing concepts to be approximately $150,000 to $650,000. These costs consist primarily of exterior and interior modifications, signage, new table, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by BankBoston, N.A. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and will provide capital for the repurchase of common stock and acquisitions. The Term Loan Facility balance was $11.9 million as of June 22, 1999. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $1.4 million on June 22, 1999.

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

To date, the Company has expensed incremental costs of approximately $90,000 to assess and remediate potential Year 2000 problems. The total remaining incremental cost is estimated to be $110,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

SEGMENT AND RELATED REPORTING

The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on the brand similarities and geographic location.

The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Grand Buffet restaurants and five North's Star Buffet Restaurants. The Florida Buffets Division includes three BuddyFreddys restaurants, nine BuddyFreddys Country Buffet restaurants and three Holiday House restaurants. The JB's Restaurants segment includes the Company's nine franchised JB's Restaurants.

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

                                                           (Dollars in Thousands)
     16 WEEKS ENDED             HOMETOWN         CASA          NORTH'S        FLORIDA
      MAY 17, 1999               BUFFET         BONITA          STAR           BUFFET        JB'S          OTHER           TOTAL
      ------------              --------       --------       --------        --------     --------       --------        --------

Revenues .................      $ 13,752       $  3,441      $  3,783       $  7,542       $  3,017       $    --        $ 31,535
Interest income ..........            --             --             6             --             --             12             18
Interest expense .........           (49)            --            (3)           (11)            (3)          (306)          (372)
Deprecation & amortization           560             45           132            225             63              7          1,032
Income before income taxes         1,716            589            68            242            165         (1,081)         1,699
Total assets .............        21,275          1,453         6,909         10,506          2,042          1,447         43,632

     16 WEEKS ENDED
      MAY 18, 1998
      ------------
Revenues .................      $ 13,302       $  3,699      $  3,050       $  2,751       $  2,696       $     --       $ 25,498
Interest income ..........            --             --            85             26             --            201            312
Interest expense .........           (55)            --            --             (8)            (3)            --            (66)
Deprecation & amortization           539             37           112             42             79             --            809
Income before income taxes         1,731            696           283           (151)           123           (131)         2,551
Total assets .............        19,943          1,216         3,611          2,197          2,756         16,725         46,448

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 12, 1998, North's Restaurants, Inc. ("North's") filed a Demand for Arbitration against the Company with the American Arbitration Association, Irvine, California (District No. 949-251-9840), alleging breach of contract in connection with the Company's failure to perform under a Business Services Agreement between North's and the Company dated July 24, 1997. On June 22, 1999, the parties agreed to dismiss the Arbitration Proceeding without prejudice since the issues related to the Business Service Agreement are being litigated in the Utah action described below.

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

HTB Restaurants, Inc. holds 16 franchises for HomeTown Buffet restaurants. The franchisor, HomeTown Buffet Restaurants, Inc., has asserted that the Company breached its franchise agreements by using proprietary information of the franchisor to open the Company's North's Star Buffet restaurants. The Company has denied any breach and has demanded arbitration, which is ongoing at this time. The franchisor is seeking all available remedies, including termination of the franchise agreements, modification of the North's Star restaurants, and purchase of some or all of the franchised restaurants at fair market value. The Company is vigorously contesting the allegations and believes that it has substantial defenses to the claimed breaches.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are attached to this report:


         Exhibit           Description
         Number            of Exhibit
         ------            -----------
         11                Calculation of Earnings per Share
         27.1              Financial Data Schedule (EDGAR version only)

         (b)      Current Reports on Form 8-K:
         (i) A Current Report on Form 8-K dated February 22, 1999, was filed to report the Board of Directors elected Mssrs. Phillip "Buddy" Johnson and Craig B. Wheaton to serve as directors of the Registrant.

                  There were no other items to be reported under Part II of this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        STAR BUFFET, INC. AND SUBSIDIARIES


         July 1, 1999                   By:  /s/ Robert E. Wheaton
                                             ---------------------
                                             Robert E. Wheaton
                                             President and
                                             Chief Executive Officer

                                 EXHIBIT INDEX



         Exhibit           Description
         Number            of Exhibit
         ------            -----------
         11                Calculation of Earnings per Share
         27.1              Financial Data Schedule (EDGAR version only)