Form 10-Q
period 1999-08-09
STAR BUFFET INC
filed 1999-09-23
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: AUGUST 9, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 0-6054

                                STAR BUFFET, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       84-1430786
-------------------------------             ------------------------------------
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

                            Yes   [X]      No   [ ]

There were 2,950,000 shares of the issuer's common stock, par value $.001 per share, were outstanding as of September 17, 1999.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I   FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed Financial Statements:

                  Consolidated Condensed Balance Sheets as of August 9, 1999 (unaudited)
                      and January 25, 1999.............................................................3

                  Unaudited Consolidated Condensed Statements of Income for the twelve weeks ended August 9, 1999 and August 10, 1998.........................................5

                  Unaudited Consolidated Condensed Statements of Income for the twenty-eight weeks ended August 9, 1999 and August 10, 1998...................................6

                  Unaduited Consolidated Condensed Statements of Cash Flows for the twenty-eight weeks ended August 9, 1999 and August 10, 1998...................................7

                  Notes to Unaudited Consolidated Condensed Financial Statements.......................8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.......................................................................11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................................18

         Item 4.  Submission of Matters to a Vote of Security Holders.................................19

         Item 6.  Exhibits and Reports on Form 8-K....................................................20

         Signature....................................................................................21

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED  CONDENSED FINANCIAL STATEMENTS

                                                                       AUGUST 9,    JANUARY 25,
ASSETS                                                                   1999          1999
                                                                      -----------   -----------
                                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                          $    11,000   $   121,000
   Current portion of notes and other receivables                         676,000     2,496,000
   Receivable from officer                                                341,000            --
   Inventories                                                            999,000       842,000
   Deferred income taxes, net                                             274,000       274,000
   Prepaid expenses                                                       375,000       159,000
                                                                      -----------   -----------
   Total current assets                                                 2,676,000     3,892,000
                                                                      -----------   -----------
Property, buildings and equipment, at cost, less accumulated
   depreciation                                                        33,611,000    29,490,000
                                                                      -----------   -----------
Real property and equipment under capitalized leases, at cost, less
   accumulated amortization                                             1,913,000     2,100,000
                                                                      -----------   -----------
Other assets:
   Notes receivable, net of current portion                             3,494,000     3,491,000
   Deposits and other                                                     377,000       344,000
                                                                      -----------   -----------
   Total other assets                                                   3,871,000     3,835,000
                                                                      -----------   -----------
Goodwill, less accumulated amortization                                 4,078,000     4,069,000
Other intangible assets, less accumulated amortization                    707,000       773,000
                                                                      -----------   -----------
   Total intangible assets                                              4,785,000     4,842,000
                                                                      -----------   -----------
Total assets                                                          $46,856,000   $44,159,000
                                                                      ===========   ===========


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY                     AUGUST 9,     JANUARY 25,
                                                           1999           1999
                                                       ------------    ------------
                                                       (unaudited)
Current liabilities:
   Accounts payable - trade                            $  4,663,000    $  3,622,000
   Payroll and related taxes                              1,957,000       1,918,000
   Sales and property taxes                               1,162,000         869,000
   Rent, licenses and other                                 675,000         705,000
   Current maturities of obligations under capital
     leases and long-term debt                            2,328,000       1,329,000
                                                       ------------    ------------
       Total current liabilities                         10,785,000       8,443,000
                                                       ------------    ------------
   Deferred income taxes, net                               379,000         379,000
   Capitalized lease obligations, net of current
    maturities                                            1,965,000       2,049,000
   Long-term debt, net of current maturities             12,725,000      13,925,000
   Preferred stock, $.001 par value; authorized
     1,500,000 shares; none issued or outstanding                --              --
   Common stock, $.001 par value; authorized
     18,500,000 shares; issued and outstanding
     2,950,000 and 2,950,000 shares                           3,000           3,000
   Additional paid-in capital                            16,351,000      16,351,000
   Retained earnings                                      4,797,000       3,199,000
   Treasury stock, at cost, 25,591 and 31,000 shares       (149,000)       (190,000)
                                                       ------------    ------------
       Total stockholders' equity                        21,002,000      19,363,000
                                                       ------------    ------------
Total liabilities and stockholders' equity             $ 46,856,000    $ 44,159,000
                                                       ============    ============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     TWELVE WEEKS ENDED           TWENTY-EIGHT WEEKS ENDED
                                                ----------------------------    ----------------------------
                                                  AUGUST 9,      AUGUST 10,       AUGUST 9,      AUGUST 10,
                                                    1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------
Total revenues                                  $ 22,836,000    $ 20,751,000    $ 54,371,000    $ 46,249,000

Costs and expenses
   Food costs                                      7,461,000       6,858,000      17,933,000      15,393,000
   Labor costs                                     7,807,000       6,749,000      18,045,000      14,493,000
   Occupancy and other expenses                    4,494,000       4,194,000      10,727,000       9,244,000
   General and administrative expenses               983,000       1,027,000       2,491,000       2,161,000
   Depreciation and amortization                     848,000         691,000       1,880,000       1,500,000
                                                ------------    ------------    ------------    ------------
   Total costs and expenses                       21,593,000      19,519,000      51,076,000      42,791,000
                                                ------------    ------------    ------------    ------------
Income from operations                             1,243,000       1,232,000       3,295,000       3,458,000
   Interest expense                                 (281,000)        (55,000)       (652,000)       (121,000)
   Interest income                                     3,000         161,000          21,000         473,000
   Other Income                                           --          75,000              --         154,000
                                                ------------    ------------    ------------    ------------
Income before income taxes                           965,000       1,413,000       2,664,000       3,964,000

Income tax expense                                   386,000         565,000       1,066,000       1,585,000
                                                ------------    ------------    ------------    ------------
Net income                                      $    579,000    $    848,000    $  1,598,000    $  2,379,000
                                                ============    ============    ============    ============
Net income per common share - basic             $       0.20    $       0.16    $       0.54    $       0.44
                                                ============    ============    ============    ============
Weighted average shares outstanding - basic        2,950,000       5,450,000       2,950,000       5,450,000
                                                ============    ============    ============    ============
Net income per common share - diluted           $       0.20    $       0.16    $       0.54    $       0.43
                                                ============    ============    ============    ============
Weighted average shares outstanding - diluted      2,950,000       5,450,000       2,950,000       5,490,000
                                                ============    ============    ============    ============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        TWENTY-EIGHT WEEKS ENDED
                                                      ---------------------------
                                                       AUGUST 9,       AUGUST 10,
                                                          1999           1998
                                                      -----------    ------------
Cash flows from operating activities:
Net income                                            $ 1,598,000    $  2,379,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                       1,880,000       1,500,000
    Amortization of loan cost                              50,000              --
    Amortization of royalty fee                            23,000         222,000
    Interest income                                            --        (102,000)
    Change in operating assets and liabilities:
          Receivables                                     420,000        (766,000)
          Inventories                                    (157,000)       (248,000)
          Prepaid expenses                                 34,000        (867,000)
          Deposits and other                              (33,000)       (292,000)
          Deferred taxes                                       --         207,000
          Accounts payable                              1,041,000         804,000
          Other accrued liabilities                       301,000        (152,000)
                                                      -----------    ------------
          Net cash provided by operating activities     5,157,000       2,685,000

Cash flows from investing activities:
    Collections on notes receivable                     1,124,000              --
    Loans to officer                                     (341,000)             --
    Issuance of notes receivable                               --      (2,250,000)
    Acquisition of restaurants                                 --      (6,428,000)
    Acquisition of property, buildings and equipment   (5,806,000)     (2,290,000)
                                                      -----------    ------------
          Net cash used in investing activities        (5,023,000)    (10,968,000)

Cash flows from financing activities:
    Payments to extinguish long term debt              (2,837,000)       (540,000)
    Principal payment on capital leases                  (147,000)       (151,000)
    Proceeds from line of credit                        2,700,000              --
    Sale of treasury stock                                 40,000              --
                                                      -----------    ------------
          Net cash used in financing activities          (244,000)       (691,000)
                                                      -----------    ------------
Net decrease in cash and cash equivalents                (110,000)     (8,974,000)

Cash and cash equivalents at beginning of period          121,000      15,387,000
                                                      -----------    ------------
Cash and cash equivalents at end of period            $    11,000    $  6,413,000
                                                      ===========    ============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                            TWENTY-EIGHT WEEKS ENDED
                                                            ------------------------
                                                             AUGUST 9,  AUGUST 10,
                                                               1999        1998
                                                             --------   ----------
Supplemental disclosures of cash flow Information:

Cash paid for interest                                       $109,000   $  146,000
                                                             ========   ==========

Cash paid for income taxes                                   $ 32,000   $2,166,000
                                                             ========   ==========
Non cash investing and financing activities:
    Exchange of receivables from Stacey's Buffet, Inc.
        for three Stacey's Buffet Restaurants                $     --   $1,004,000
    Acquisition of BuddyFreddys assets with debt financing   $     --   $1,200,000


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

The operating results for the 12-week period ended August 9, 1999 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, two Casa Bonita restaurants, six JJ North's Grand Buffet restaurants, three North's Star Buffet restaurants, nine franchised JB's Restaurants, two BuddyFreddys restaurants, two Holiday House restaurants and nine BuddyFreddys Country Buffet restaurants. The operating results for the 12-week period ended August 9, 1999 also include twelve weeks for one closed North's Star Buffet restaurants, nine weeks of operations for one closed North's Star Buffet restaurants which was converted to a JB's Restaurant for the last three weeks of the quarter, ten weeks of operations of a Holiday House that was converted to a BuddyFreddys Country Buffet, and eight, six and one week of operations of three additional BuddyFreddys Country Buffet, respectively. The operating results for the 12-week period ended August 10, 1998 include 12 weeks of operations for each of the Company's 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants, seven JJ North's Grand Buffet restaurants, nine JB's Restaurants, three North Star Buffet restaurants, three Stacey's Buffet restaurants, two BuddyFreddys restaurants and two Maggie's Buffet restaurants. In addition, the Company opened one North's Star Buffet restaurant on August 10, 1998 and has one Stacey's Buffet restaurant closed for remodeling.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) PREVIOUSLY ANNOUNCED JOINT DEVELOPMENT

The Company, in December 1998, announced with DenAmerica, Inc. to convert certain existing Black-eyed Pea restaurants in Florida to BuddyFreddys restaurants. The first BuddyFreddys restaurant jointly developed with DenAmerica opened in April 1999. Two more conversions opened in June and July 1999.

NOTE (C) SUBSEQUENT EVENT

HTB Restaurants, Inc. ("HTB") holds 16 franchises for HomeTown Buffet restaurants. The franchisor, HomeTown Buffet Restaurants, Inc. ("HomeTown"), has asserted that the Company breached its franchise agreements by using proprietary information of the franchisor to open the Company's North's Star Buffet restaurants and issued a notice of termination of the 16 franchise agreements on July 21, 1998. The Company denied any breach and demanded arbitration to contest the Notice of Termination. In a sixteen page Award, the arbitrator ruled that HomeTown was not entitled to terminate the franchise agreements. The arbitrator concluded that the claimed bases for termination set forth in the July 1998 Notice were either not proved by HomeTown or were not a violation of the franchise agreements. The arbitrator, however, found that the franchise agreements placed strict requirements upon HTB to protect HomeTown's proprietary information and to prevent its disclosure, and that there was evidence that HomeTown information had been disclosed. Accordingly, the arbitrator awarded HomeTown damages in the amount of $250,000 and directed HTB to pay all administrative fees and expenses of the American Arbitration Association incurred by both parties, as well as all fees and expenses of the Arbitrator. The Award enjoins HTB and any of its officers, agents, or employees from using HomeTown information in any other similar restaurant business as authorized under the franchise agreements. The Award is a full settlement of all claims submitted to the arbitration.

NOTE (D) RELATED PARTY TRANSACTION

In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are full recourse and bear interest at the prevailing rate set forth in the Company's credit facility with BankBoston. The current rate is approximately seven percent. At the end of the second quarter, the loans totaled $341,000.

NOTE (E) CONTINGENCIES

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

On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company has breached the Business Services Agreement. The Company plans to pursue vigorously its claims against North's and to vigorously defend the counterclaims asserted by North's. The litigation is continuing and is not yet scheduled for trial.

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

                       STAR BUFFET, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto, presented elsewhere in this Report. The addition of restaurants in Florida are the principal reasons for the differences when comparing results of operations for the 12-week period ended August 9, 1999 with the results of operations for the 12-week period ended August 10, 1998. Comparability of future periods may also from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies.

Consolidated net income for the 12-week period ended August 9, 1999 decreased $269,000 or 31.7% to $579,000 or $0.20 per share on a diluted basis as compared with net income of $848,000 for the comparable prior year period. Consolidated net income for the 28-week period ended August 9, 1999 decreased $781,000 or 32.8% to $1,598,000 or $0.54 per share on a diluted basis as compared with net income of $2,379,000 for the comparable prior year period. Net income was impacted by higher interest costs from borrowings associated with increased capital expenditures and the Company's repurchase of 2,500,000 shares of common stock in the third and fourth quarters of last year.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Form 10-K, for the fiscal year ended January 25, 1999, and other filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 9, 1999 and August 10, 1998.

                                           TWELVE WEEKS ENDED         TWENTY-EIGHT WEEKS ENDED
                                        -------------------------     -------------------------
                                        AUGUST 9,      AUGUST 10,     AUGUST 9,      AUGUST 10,
                                          1999           1998           1999           1998
                                        ---------      ----------     ---------      ----------
Total revenues                            100.0%         100.0%         100.0%         100.0%
                                         ------         ------         ------         ------
Costs and expenses
   Food costs                              32.7           33.1           33.0           33.3
   Labor costs                             34.2           32.5           33.2           31.3
   Occupancy and other expenses            19.7           20.2           19.7           20.0
   General and administrative
     expenses                               4.3            5.0            4.6            4.7
   Depreciation and amortization            3.7            3.3            3.4            3.2
                                         ------         ------         ------         ------
     Total costs and expenses              94.6           94.1           93.9           92.5
                                         ------         ------         ------         ------
Income from operations                      5.4            5.9            6.1            7.5
   Interest expense                        (1.2)          (0.3)          (1.2)          (0.2)
   Interest income                          --             0.8            --             1.0
    Other Income                            --             0.4            --             0.3
                                         ------         ------         ------         ------
    Income before income taxes              4.2            6.8            4.9            8.6

Income tax expense                         (1.7)          (2.7)          (2.0)          (3.5)
                                         ------         ------         ------         ------
Net income                                  2.5%           4.1%           2.9%           5.1%
                                         ======         ======         ======         ======
Effective income tax rate                  40.0%          40.0%          40.0%          40.0%
                                         ======         ======         ======         ======


Total revenues increased $2,085,000 or 10.0% from $20.8 million in the 12 weeks ended August 10, 1998 to $22.8 million in the 12 weeks ended August 9, 1999. The increase in revenues reflects additional restaurants in operation in the quarter, primarily in the Florida division. Total revenues increased $8.2 million or 17.6% from $46.2 million in the 28 weeks ended August 10, 1998 to $54.4 million in the 28 weeks ended August 9, 1999. The increase in revenues reflects additional restaurants in operation in the quarter, primarily in the Florida division.

Food costs as a percentage of total revenues decreased from 33.1% during the 12-week period ended August 10, 1998 to 32.7% during the 12 weeks ended August 9, 1999, and from 33.3% during the 28-week period ended August 10, 1998 to 33.0% during the 28 weeks ended August 9, 1999. The decrease as a percentage of total revenues was primarily attributable to lower food costs in the converted Florida Buffets Division stores.

Labor costs as a percentage of total revenues increased from 32.5% during the 12-week period ended August 10, 1998 to 34.2% during the 12-week period ended August 9, 1999, and from 31.3% during the 28-week period ended August 10, 1998 to 33.2% during the 28 weeks ended August 9, 1999. The increase as a percentage of total revenues was primarily attributable to increases in benefits and workers compensation from the prior year.

Occupancy and other expenses as a percentage of total revenues decreased from 20.2% during the 12-week period ended August 10, 1998 to 19.7% during the 12-week period ended August 9, 1999, and from 20.0% during the 28-week period ended August 10, 1998 to 19.7% during the 28-week period ended August 9, 1999. The decrease as a percentage of total revenues primarily reflects increased revenues in the Florida Buffets Division restaurants.

General and administrative costs as a percentage of total revenues decreased from 5.0% during the 12-week period ended August 10, 1998 to 4.3% during the 12-week period ended August 9, 1999, and from 4.7% during the 28-week period ended August 10, 1998 to 4.6% during the 28-week period ended August 9, 1999. The decrease as a percentage of total revenues was primarily attributable to increased revenues in the Florida Buffets Division restaurants.

Interest expense as a percentage of total revenues increased from 0.3% during the 12-week period ended August 10, 1998 to 1.2% during the 12-week period ended August 9, 1999, and from 0.2% during the 28-week period ended August 10, 1998 to 1.2% during the 28-week period ended August 9, 1999. The increase as a percentage of total revenues was primarily attributable to the repurchase of the Company's common stock and conversions of restaurants.

Interest income of $3,000 and $21,000 for the 12 and 28-week periods ended August 9, 1999, respectively, was generated by the Company's cash and outstanding notes receivable balances during the period. Management has suspended the interest accrual on the notes receivable from North's Restaurants, Inc. ("North's") pending the resolution of the Company's dispute with North's. Interest income of $161,000 and $473,000 for the 12 and 28-week periods ended August 10, 1998, respectively, was generated by interest earned on the Company's cash and cash equivalents and outstanding notes receivable balances during the period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company historically financed operations through a combination of cash on hand, cash provided from operations and, prior to the Company's initial public offering in September 1997, borrowings available to its predecessor under bank lines of credit. As of August 9, 1999, the Company had $11,000 in cash. Cash and cash equivalents decreased by $110,000 during the 28 weeks ended August 9, 1999. Total cash provided by operations was approximately $5.2 million. A note receivable paid in full provided cash of approximately $1.1 million. The Company used approximately $5.8 million on capital improvements and approximately $244,000 to extinguish long term debt.

The Company opened one BuddyFreddys Country Buffet restaurant, converted one Holiday House Restaurant to a BuddyFreddys Country Buffet and converted two joint development restaurants to BuddyFreddys restaurants during the second quarter of fiscal 2000. In addition, one closed North's Star Buffet restaurant was re-opened as a JB's Restaurant.

The Company intends to expand its operations through the opening of new restaurants and the acquisition of regional buffet chains. In addition, the Company may expand through the purchase of existing restaurant sites which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than new unit openings. Management estimates the cost of acquiring and converting a property to one of the existing concepts to be approximately $150,000 to $650,000. These costs consist primarily of exterior and interior modifications, signage, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by BankBoston, N.A. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of common stock and acquisitions. The Term Loan Facility balance was $11.9 million as of September 17, 1999. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $4.9 million on September 17, 1999.

The Company believes that available cash, cash flow from operations and amounts available under the Term Loan Facility and Revolving Credit Facility will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future. If the Company requires additional funds to support its working capital requirements or for other purposes, including acquisitions, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

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

The Company has investigated the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems. Based on this investigation, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company has a few remaining non-compliant restaurants and home office personal computers that will be upgraded in the next 3 months.

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

To date, the Company has expensed incremental costs of approximately $107,000 to assess and remediate potential Year 2000 problems. The total remaining incremental cost is estimated to be $93,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

SEGMENT AND RELATED REPORTING

The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on the brand similarities and geographic location.

The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Grand Buffet restaurants and four North's Star Buffet Restaurants. The Florida Buffets Division includes four BuddyFreddys restaurants, eleven BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten franchised JB's Restaurants.

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

        28 WEEKS ENDED                HOMETOWN     CASA     NORTH'S     FLORIDA
        AUGUST 9, 1999                 BUFFET     BONITA      STAR       BUFFET        JB'S       OTHER        TOTAL
        --------------                --------    ------    -------     -------       ------     -------      -------
                                                                 (Dollars in Thousands)
Revenues                              $23,344     $6,975     $6,347     $ 12,161      $5,544     $    --      $54,371
Interest income                            --         --          6           --          --          15           21
Interest expense                           86         --          4           11           5         546          652
Deprecation & amortization                985         82        236          454         111          12        1,880
Income (loss) before income taxes       2,684      1,495         36          (85)        373      (1,839)       2,664
Total assets                           21,298      1,518      6,776       12,622       2,218       2,424       46,856

        28 WEEKS ENDED
        AUGUST 10, 1998
        ---------------

Revenues                              $22,569     $7,398     $5,724     $  5,145      $5,413     $    --      $46,249
Interest income                            --         --        169           26          --         277          472
Interest expense                           96         --         --           19           6          --          121
Deprecation & amortization                943         67        259          102         129          --        1,500
Income (loss) before income taxes       2,527      1,671        467         (607)        351        (446)       3,963
Total assets                           20,078      1,291      4,262        2,185       3,201      13,759       44,776

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

On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company has breached the Business Services Agreement. The Company plans to pursue vigorously its claims against North's and to vigorously defend the counterclaims asserted by North's. The litigation is continuing and is not yet scheduled for trial.

HTB Restaurants, Inc. ("HTB") holds 16 franchises for HomeTown Buffet restaurants. The franchisor, HomeTown Buffet Restaurants, Inc. ("HomeTown"), has asserted that the Company breached its franchise agreements by using proprietary information of the franchisor to open the Company's North's Star Buffet restaurants and issued a notice of termination of the 16 franchise agreements on July 21, 1998. The Company denied any breach and demanded arbitration to contest the Notice of Termination. In a sixteen page Award, the arbitrator ruled that HomeTown was not entitled to terminate the franchise agreements. The arbitrator concluded that the claimed bases for termination set forth in the July 1998 Notice were either not proved by HomeTown or were not a violation of the franchise agreements. The arbitrator, however, found that the franchise agreements placed strict requirements upon HTB to protect HomeTown's proprietary information and to prevent its disclosure, and that there was evidence that HomeTown information had been disclosed. Accordingly, the arbitrator awarded HomeTown damages in the amount of $250,000 and directed HTB to pay all administrative fees and expenses of the American Arbitration Association incurred by both parties, as well as all fees and expenses of the Arbitrator. The Award enjoins HTB and any of its officers, agents, or employees from using HomeTown information in any other similar restaurant business as authorized under the franchise agreements. The Award is a full settlement of all claims submitted to the arbitration.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 28, 1999. Of the 2,950,000 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 2,759,320 common shares, representing 93.5% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following matters were voted upon at the stockholders' meeting:

         1. Each of the five nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2000 or until their successors are elected and qualified:

          Name                               Number of Votes Cast
          ----                         ----------------------------------
                                          For          Authority Withheld
                                       ---------       ------------------
         Robert E. Wheaton             2,756,520             2,800

         Jack M. Lloyd                 2,756,440             2,880

         Thomas G. Schadt              2,456,440             2,880

         Phillip "Buddy" Johnson       2,756,440             2,880

         Craig B. Wheaton              2,756,140             3,180

         2. A proposal to amend the Certificate of Incorporation to require the approval of holders of 66-2/3% of the voting power of the then outstanding shares of any class or series of capital stock of the Company entitled to vote, voting together as a single class and/or the approval of 66-2/3% of the directors of the Company for certain corporate transactions was defeated by the following vote:

                  Votes Cast                Number of Shares
                  ----------                ----------------
                  For                            1,259,531

                  Against                          970,630

                  Abstain                            2,100

                  Broker Non-Votes                 527,059

         3. The ratification of the selection of KPMG LLP as independent public accountants of the Company for the current fiscal year was approved by the following vote:

                  Votes Cast                Number of Shares
                  ----------                ----------------
                  For                            2,759,320

                  Against                                0

                  Abstain                                0

                  Broker Non-Votes                       0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are attached to this report:

         Exhibit           Description
         Number            of Exhibit
         -------           -----------

          11               Calculation of Earnings per Share
          27.1             Financial Data Schedule (EDGAR version only)

         The Company did not file any current reports on Form 8-K during the twelve weeks ended August 9, 1999.

         There were no other items to be reported under Part II of this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       STAR BUFFET, INC. AND SUBSIDIARIES

September 23, 1999                     By: /s/ Robert E. Wheaton
                                           -------------------------------------
                                           Robert E. Wheaton
                                           President and Chief Executive Officer

                                 EXHIBIT INDEX


         Exhibit           Description
         Number            of Exhibit
         -------           -----------

          11               Calculation of Earnings per Share
          27.1             Financial Data Schedule (EDGAR version only)