Form 10-Q
period 1999-11-01
STAR BUFFET INC
filed 1999-12-16
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: NOVEMBER 1, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 0-6054


                                STAR BUFFET, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                              84-1430786
---------------------------------       ------------------------------------
  (State or other jurisdiction          (IRS Employer Identification Number)
of incorporation or organization)


                               440 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
                            ------------------------
               (Address of principal executive offices) (Zip Code)


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

                                                      Yes  X   No
                                                         -----   -----

There were 2,950,000 shares of the issuer's common stock, par value $.001 per share, outstanding as of December 10, 1999.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I     FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed Financial Statements:

                  Consolidated Condensed Balance Sheets as of November 1, 1999 (unaudited)
                      and January 25, 1999........................................................................3

                  Unaudited Consolidated Condensed Statements of Income for the twelve and forty weeks ended November 1, 1999 and November 2, 1998.....................................5

                  Unaudited Consolidated Condensed Statements of Cash Flows for the forty weeks ended November 1, 1999 and November 2, 1998...........................................6

                  Notes to Unaudited Consolidated Condensed Financial Statements..................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................................10

PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................17

         Item 6.  Exhibits and Reports on Form 8-K...............................................................18

         Signature...............................................................................................19


                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I:  FINANCIAL INFORMATION


ITEM 1:  CONSOLIDATED  CONDENSED FINANCIAL STATEMENTS

                                                                                     NOVEMBER 1,         JANUARY 25,
ASSETS                                                                                  1999                 1999
                                                                                  ----------------      ---------------
                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                                      $       260,000       $       121,000
   Current portion of notes and other receivables                                         993,000             2,496,000
   Receivable from officer                                                                522,000                     -
   Inventories                                                                          1,047,000               842,000
   Deferred income taxes, net                                                             194,000               274,000
   Prepaid expenses                                                                       783,000               159,000
                                                                                  ---------------       ---------------
   Total current assets                                                                 3,799,000             3,892,000
                                                                                  ---------------       ---------------

Property, buildings and equipment, at cost, less accumulated
   depreciation                                                                        34,776,000            29,490,000
                                                                                  ---------------       ---------------

Real property and equipment under capitalized leases, at cost, less
   accumulated amortization                                                             1,832,000             2,100,000
                                                                                  ---------------       ---------------

Other assets:
   Notes receivable, net of current portion                                             3,494,000             3,491,000
   Deposits and other                                                                     261,000               344,000
                                                                                  ---------------       ---------------

   Total other assets                                                                   3,755,000             3,835,000
                                                                                  ---------------       ---------------

Goodwill, less accumulated amortization                                                 4,054,000             4,069,000
Other intangible assets, less accumulated amortization                                    711,000               773,000
                                                                                  ---------------       ---------------

   Total intangible assets                                                              4,765,000             4,842,000
                                                                                  ---------------       ---------------
Total assets                                                                      $    48,927,000       $    44,159,000
                                                                                  ===============       ===============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                        STAR BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                 NOVEMBER 1,           JANUARY 25,
                                                                                        1999                   1999
                                                                                  ----------------      ----------------
                                                                                      (unaudited)
Current liabilities:
   Accounts payable - trade                                                       $     4,650,000       $     3,622,000
   Payroll and related taxes                                                            1,639,000             1,918,000
   Sales and property taxes                                                               832,000               869,000
   Rent, licenses and other                                                               506,000               705,000
   Current maturities of obligations under capital leases and long-term
     debt                                                                               2,088,000             1,329,000
                                                                                  ---------------       ---------------

       Total current liabilities                                                        9,715,000             8,443,000
                                                                                  ---------------       ---------------

   Deferred income taxes, net                                                             379,000               379,000
   Capitalized lease obligations, net of current maturities                             1,906,000             2,049,000
   Long-term debt, net of current maturities                                           15,900,000            13,925,000

   Preferred stock, $.001 par value; authorized 1,500,000 shares; none                          -                     -
     issued or outstanding
   Common stock, $.001 par value; authorized 18,500,000 shares; issued and                  3,000                 3,000
     outstanding 2,950,000 and 2,950,000 shares
   Additional paid-in capital                                                          16,351,000            16,351,000
   Retained earnings                                                                    4,814,000             3,199,000
   Treasury stock, at cost, 24,012 and 31,000 shares                                     (141,000)             (190,000)
                                                                                  ---------------       ---------------
       Total stockholders' equity                                                      21,027,000            19,363,000
                                                                                  ---------------       ---------------
Total liabilities and stockholders' equity                                        $    48,927,000       $    44,159,000
                                                                                  ===============       ===============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              TWELVE WEEKS ENDED                         FORTY WEEKS ENDED
                                                    -------------------------------------      ------------------------------------
                                                      NOVEMBER 1,           NOVEMBER 2,          NOVEMBER 1,          NOVEMBER 2,
                                                         1999                  1998                 1999                 1998
                                                    ---------------       ---------------      ---------------      ---------------
Total revenues                                          $21,347,000          $ 18,996,000         $ 75,718,000         $ 65,245,000

Costs and expenses
   Food costs                                             7,053,000             6,299,000           24,985,000           21,693,000
   Labor costs                                            7,393,000             6,178,000           25,438,000           20,671,000
   Occupancy and other expenses                           4,582,000             4,011,000           15,309,000           13,255,000
   General and administrative expenses                    1,211,000               876,000            3,702,000            3,036,000
   Depreciation and amortization                            918,000               797,000            2,798,000            2,297,000
                                                    ---------------       ---------------      ---------------      ---------------

   Total costs and expenses                              21,157,000            18,161,000           72,232,000           60,952,000
                                                    ---------------       ---------------      ---------------      ---------------

Income from operations                                      190,000               835,000            3,486,000            4,293,000

   Interest expense                                        (341,000)             (177,000)            (994,000)            (298,000)
   Interest income                                            9,000               145,000               30,000              618,000
   Other Income                                             170,000                77,000              170,000              231,000
                                                    ---------------       ---------------      ---------------      ---------------

Income before income taxes                                   28,000               880,000            2,692,000            4,844,000

Income tax expense                                           11,000               352,000            1,077,000            1,938,000
                                                    ---------------       ---------------      ---------------      ---------------

Net income                                          $        17,000       $       528,000      $     1,615,000      $     2,906,000
                                                    ===============       ===============      ===============      ===============

Net income per common share - basic                           $0.01                 $0.13                $0.55                $0.57
                                                    ===============       ===============      ===============      ===============

Weighted average shares outstanding - basic               2,950,000             4,164,000            2,950,000            5,064,000
                                                    ===============       ===============      ===============      ===============

Net income per common share - diluted                         $0.01                 $0.13                $0.55                $0.57
                                                    ===============       ===============      ===============      ===============

Weighted average shares outstanding - diluted             2,950,000             4,164,000            2,950,000            5,064,000
                                                    ===============       ===============      ===============      ===============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                      STAR BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 FORTY WEEKS ENDED
                                                                                   --------------------------------------------
                                                                                   NOVEMBER 1, 1999            NOVEMBER 2, 1998
                                                                                   ----------------            ----------------
Cash flows from operating activities:
Net income                                                                         $     1,615,000             $     2,906,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                        2,797,000                   2,297,000
    Amortization of loan cost                                                               70,000                           -
    Amortization of royalty fee                                                             23,000                     334,000
    Interest income                                                                              -                    (102,000)
    Change in operating assets and liabilities:
          Receivables                                                                      103,000                    (492,000)
          Inventories                                                                     (205,000)                   (293,000)
          Prepaid expenses                                                                (375,000)                   (937,000)
          Deposits and other                                                               (83,000)                   (834,000)
          Deferred taxes                                                                         -                     207,000
          Accounts payable                                                               1,028,000                   1,341,000
          Other accrued liabilities                                                       (435,000)                   (869,000)
                                                                                   ---------------             ---------------
          Net cash provided by operating activities                                      4,538,000                   3,558,000

Cash flows from investing activities:
  Collections on notes receivable                                                        1,124,000                           -
  Loans to officer                                                                        (522,000)                          -
  Issuance of notes receivable                                                                   -                  (2,694,000)
  Acquisition of restaurants                                                                     -                  (6,634,000)
  Acquisition of property, buildings and equipment                                      (7,778,000)                 (4,132,000)
                                                                                   ---------------             ---------------
          Net cash used in investing activities                                         (7,176,000)                (13,460,000)

Cash flows from financing activities:
  Payments to extinguish long term debt                                                 (3,500,000)                 (8,212,000)
  Principal payment on capital leases                                                     (242,000)                   (194,000)
  Proceeds from line of credit                                                           6,500,000                           -
  Sale of treasury stock                                                                    49,000                           -
  Proceeds from issuance of long-term debt                                                       -                  10,800,000
  Loan costs                                                                               (30,000)                   (410,000)
  Retirement of stock                                                                            -                  (5,000,000)
                                                                                   ---------------             ---------------
          Net cash used in financing activities                                          2,777,000                  (3,016,000)
                                                                                   ---------------             ---------------

Net increase/(decrease) in cash and cash equivalents                                       139,000                 (12,918,000)

Cash and cash equivalents at beginning of period                                           121,000                  15,387,000
                                                                                   ---------------             ---------------
Cash and cash equivalents at end of period                                         $       260,000             $     2,469,000
                                                                                   ===============             ===============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                    FORTY WEEKS ENDED
                                                                       -----------------------------------------
                                                                       NOVEMBER 1, 1999         NOVEMBER 2, 1998
                                                                       ----------------         ----------------
Supplemental disclosures of cash flow Information:

CASH PAID FOR INTEREST                                                   $   1,029,000           $      318,000
                                                                         =============           ==============

CASH PAID FOR INCOME TAXES                                               $      51,000           $    2,616,000
                                                                         =============           ==============

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Exchange of deposit for principal payment                            $     166,000           $            -
    Exchange of receivables from Stacey's Buffet, Inc.
        for three Stacey's Buffet Restaurants                            $           -           $    1,004,000
    Acquisition of BuddyFreddys assets with debt financing               $           -           $    1,200,000
    Acquisition of 2,000,000 of common stock with debt
        financing                                                        $           -           $    7,500,000


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

The operating results for the 12-week period ended November 1, 1999 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, two Casa Bonita restaurants, six JJ North's Country Buffet restaurants, two North's Star Buffet restaurants, ten franchised JB's Restaurants, three BuddyFreddys restaurants, two Holiday House restaurants and ten BuddyFreddys Country Buffet restaurants. The operating results for the 12-week period ended November 1, 1999 also include ten weeks of operations for one North's Star Buffet restaurant, twelve weeks of operations for one closed North's Star Buffet restaurant which was converted to a JB's Restaurant on the last day of the quarter, eight weeks of operations of a newly acquired and remodeled BuddyFreddys Country Buffet, and nine weeks of operations of two additional BuddyFreddys Country Buffet, one of which was closed for remodeling and one due to road construction. In addition, the Company acquired a non-operating property during the last week of the quarter with the intention of opening the property as a BuddyFreddys Country Buffet during Fiscal 2001. The operating results for the 12-week period ended November 2, 1998 include 12 weeks of operations for each of the Company's 16 franchised HomeTown Buffet restaurants, nine JB's Restaurants, six JJ North's Grand Buffet restaurants, five North Star Buffet restaurants, five Stacey's Buffet restaurants, three BuddyFreddys restaurants, two Casa Bonita restaurants and two Maggie's Buffet restaurants. In addition, during such period the Company had three of the five Stacey's and one of the two Maggie's Buffet restaurants closed for remodeling.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) SUBSEQUENT EVENT

The Company has been notified by The Nasdaq Stock Market that it is currently in noncompliance regarding the minimum market value of public float potentially resulting in the delisting of its shares from the Nasdaq National Market in February 2000. Should this occur, the Company plans to apply for a listing of its shares on the Nasdaq SmallCap Market.

NOTE (C) SUBSEQUENT EVENT

The Company's Board of Directors has authorized the repurchase in the open market, in private transactions or through alternative repurchase transactions deemed appropriate by the Board of Directors, of up to 500,000 shares of the Company's common stock.

NOTE (D) RELATED PARTY TRANSACTION

In connection with the company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured and bear interest at the prevailing rate set forth in the Company's credit facility with BankBoston. The current rate is approximately seven percent. At the end of the third quarter ended November 1, 1999, the loans totaled $522,000.

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

                       STAR BUFFET, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto, presented elsewhere in this Report. The addition of restaurants in Florida are the principal reasons for the differences when comparing results of operations for the 12-week period ended November 1, 1999 with the results of operations for the 12-week period ended November 2, 1998. Comparability of future periods may also from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies.

Consolidated net income for the 12-week period ended November 1, 1999 decreased $511,000 or 96.8% to $17,000 or $0.01 per share on a diluted basis as compared with net income of $528,000 for the comparable prior year period. Consolidated net income for the 40-week period ended November 1, 1999 decreased $1,291,000 or 44.4% to $1,615,000 or $0.55 per share on a diluted basis as compared with net income of $2,906,000 for the comparable prior year period. Net income was adversely impacted by legal costs associated with the completion of an arbitration case and by higher interest costs from borrowings associated with increased capital expenditures and the Company's repurchase of 2,500,000 shares of common stock in the third and fourth quarters of last year.

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

For the forty weeks ended November 1, 1999, other income represents an insurance settlement for loss of income on a unit in Florida that was closed due to fire damage. For the forty weeks ended November 2, 1998, other income represents management fee income resulting from the Company's management agreement related to one JJ North's Grand Buffet restaurant which was converted to a Company unit on January 12, 1999.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 1, 1999 and November 2, 1998.

                                            TWELVE WEEKS ENDED              FORTY WEEKS ENDED
                                       NOVEMBER 1,     NOVEMBER 2,     NOVEMBER 1,     NOVEMBER 2,
                                          1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
Total revenues                            100.0%          100.0%          100.0%          100.0%
                                          ------          ------          ------          ------

Costs and expenses
   Food costs                              33.0            33.2            33.0            33.2
   Labor  costs                            34.6            32.5            33.6            31.7
   Occupancy and other expenses            21.5            21.1            20.2            20.3
   General and administrative
   expenses                                 5.7             4.6             4.9             4.7
   Depreciation and amortization            4.3             4.2             3.7             3.5
                                          ------          ------          ------          ------
     Total costs and expenses              99.1            95.6            95.4            93.4
                                          ------          ------          ------          ------

Income from operations                      0.9             4.4             4.6             6.6

   Interest expense                        (1.6)           (0.9)           (1.3)           (0.5)
   Interest income                          0.0             0.8             0.0             0.9
   Other Income                             0.8             0.4             0.2             0.4
                                          ------          ------          ------          ------
   Income before income taxes               0.1             4.7             3.5             7.4

Income tax expense                          0.0            (1.9)           (1.4)           (3.0)
                                          ------          ------          ------          ------

Net income                                  0.1%            2.8%            2.1%            4.4%
                                          ======          ======          =======         ======

Effective income tax rate                  40.0%           40.0%           40.0%           40.0%
                                          ======          ======          =======         ======


Total revenues increased $2,351,000 or 12.4% from $19.0 million in the 12 weeks ended November 2, 1998 to $21.3 million in the 12 weeks ended November 1, 1999. The increase in revenues reflects additional restaurants in operation in the quarter, primarily in the Florida division. Total revenues increased $10.5 million or 16.1% from $65.2 million in the 40 weeks ended November 2, 1998 to $75.7 million in the 40 weeks ended November 1, 1999. The increase in revenues reflects additional restaurants in operation in the quarter, primarily in the Florida division.

Food costs as a percentage of total revenues decreased from 33.2% during both the 12 and 40-week periods ended November 2, 1998 to 33.0% during the 12 and 40 weeks ended November 1, 1999. The decrease as a percentage of total revenues was primarily attributable to lower food costs in the converted Florida Buffets Division stores.

Labor costs as a percentage of total revenues increased from 32.5% during the 12-week period ended November 2, 1998 to 34.6% during the 12-week period ended November 1, 1999, and from 31.7% during the 40-week period ended November 2, 1998 to 33.6% during the 40 weeks ended November 1, 1999. The increase as a percentage of total revenues was primarily attributable to increases in hourly labor, benefits and workers compensation from the prior year.

Occupancy and other expenses as a percentage of total revenues increased from 21.1% during the 12-week period ended November 2, 1998 to 21.5% during the 12-week period ended November 1, 1999, and decreased from 20.3% during the 40-week period ended November 2, 1998 to 20.2% during the 40-week period ended November 1, 1999. The increase as a percentage of total revenues during the 12 weeks ended November 1, 1999 primarily reflects increases in utilities and supplies.

General and administrative costs as a percentage of total revenues increased from 4.6% during the 12-week period ended November 2, 1998 to 5.7% during the 12-week period ended November 1, 1999, and from 4.7% during the 40-week period ended November 2, 1998 to 4.9% during the 40-week period ended November 1, 1999. The increase as a percentage of total revenues was primarily attributable to legal costs associated with the completion of an arbitration case.

Interest expense as a percentage of total revenues increased from 0.9% during the 12-week period ended November 2, 1998 to 1.6% during the 12-week period ended November 1, 1999, and from 0.5% during the 40-week period ended November 2, 1998 to 1.3% during the 40-week period ended November 1, 1999. The increase as a percentage of total revenues was primarily attributable to the repurchase of the Company's common stock and conversions of restaurants.

Interest income of $9,000 and $30,000 for the 12 and 40-week periods ended November 1, 1999, respectively, was generated by the Company's cash and outstanding notes receivable balances during the period. Management has suspended the interest accrual on the notes receivable from North's Restaurants, Inc. ("North's") pending the resolution of the Company's dispute with North's. Interest income of $145,000 and $618,000 for the 12 and 40-week periods ended November 2, 1998, respectively, was generated by interest earned on the Company's cash and cash equivalents and outstanding notes receivable balances during the period.

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

As of November 1, 1999, the Company had $260,000 in cash. Cash and cash equivalents increased by $139,000 during the 40 weeks ended November 1, 1999. Total cash provided by operations was approximately $4.5 million. A note receivable paid in full provided cash of approximately $1.1 million. The Company used approximately $7.8 million on capital improvements and approximately $3.5 million to extinguish long term debt.

The Company opened one BuddyFreddys Country Buffet restaurant, closed two BuddyFreddys Country Buffets, one for remodeling and one due to road construction, and closed a North's Star Buffet during the third quarter of fiscal 2000. In addition, one closed North's Star Buffet restaurant was re-opened as a JB's Restaurant and a non-operating property was acquired to convert to a BuddyFreddys Country Buffet.

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

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by BankBoston, N.A. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of common stock and acquisitions. The Term Loan Facility balance was $11,275,000 as of December 10, 1999. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $6.5 million on December 10, 1999.

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

The Company has investigated the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems. Based on this investigation, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company has a few remaining non-compliant restaurants and home office personal computers that will be upgraded in the next 10 days.

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

The Company does not have a completed contingency plan to address operational difficulties in the event the Company's Year 2000 evaluation and remediation efforts to date prove to be unsuccessful.

To date, the Company has expensed incremental costs of approximately $75,000 to assess and remediate potential Year 2000 problems. The total remaining incremental cost is estimated to be $55,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows.

SEGMENT AND RELATED REPORTING

The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on the brand similarities and geographic location.

The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Country Buffet restaurants and three North's Star Buffet Restaurants, one of which was closed on October 16, 1999. The Florida Buffets Division includes three BuddyFreddys restaurants, twelve BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten franchised JB's Restaurants.

The accounting policies of the reportable segments are the same as those described in Note A. The Company evaluates the performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets presented in the consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain incomes and expenses in the consolidated statements of income are not included in the reportable segments.

                                             (Dollars in Thousands)
           40 WEEKS ENDED               HOMETOWN      CASA       NORTH'S     FLORIDA
           NOVEMBER 1, 1999              BUFFET      BONITA       STAR        BUFFET       JB'S        OTHER        TOTAL
           ----------------             --------     -------     -------     -------       ----        -----        -----
Revenues                               $ 32,539      $ 9,346     $ 8,811     $ 16,944    $  8,078     $    --     $ 75,718
Interest income                              --           --           6           --          --          24           30
Interest expense                            125           --           5           11           6         847          994
Deprecation & amortization                1,409          119         339          734         179          18        2,798
Income (loss) before income taxes         3,522        1,838          (5)        (294)        575      (2,944)       2,692
Total assets                             21,387        1,562       4,668       15,723       4,453       1,134       48,927

           40 WEEKS ENDED
           NOVEMBER 2, 1998
           ----------------
Revenues                               $ 31,510      $ 9,757   $   8,553     $  7,556    $  7,869     $    --     $ 65,245
Interest income                              --           --         215           92          --         311          618
Interest expense                            145           --           5           29           8         111          298
Deprecation & amortization                1,348          100         459          199         184           7        2,297
Income (loss) before income taxes         3,376        2,015         560         (678)        534        (963)       4,844
Total assets                             20,990        1,390       6,513        3,915       1,760       8,641       43,209


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are attached to this report:

         Exhibit           Description
         Number            of Exhibit
         -------           -----------
         11                Calculation of Earnings per Share
         27.1              Financial Data Schedule (EDGAR version only)


         The Company did not file any current reports on Form 8-K during the twelve weeks ended November 1, 1999.

         There were no other items to be reported under Part II of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STAR BUFFET, INC. AND SUBSIDIARIES


December 16, 1999                      By:  /s/ Robert E. Wheaton
                                          ------------------------
                                           Robert E. Wheaton
                                           President and
                                           Chief Executive Officer