Form 10-K
period 2000-01-31
STAR BUFFET INC
filed 2000-05-03
CIK 1043156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-6054

                            ------------------------

                               STAR BUFFET, INC.

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                     84-1430786
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  420 LAWNDALE DRIVE, SALT LAKE CITY,                         84115
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 17, 2000, was $4,297,000.

    The number of shares outstanding of the registrant's common stock was 2,950,000 shares as of April 17, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2000, are incorporated by reference into Part III of this Report.

    The Exhibit Index is contained in Part IV herein on Page E-1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      STAR BUFFET, INC., AND SUBSIDIARIES
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                                                                        PAGE
                                                                                      --------
                                            PART I

ITEM 1.                 BUSINESS....................................................      1

ITEM 2.                 PROPERTIES..................................................     12

ITEM 3.                 LEGAL PROCEEDINGS...........................................     13

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     13

                                           PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.........................................     14

ITEM 6.                 SELECTED FINANCIAL DATA.....................................     14

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................     16

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     20

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        AND FINANCIAL DISCLOSURE....................................     20

                                           PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     20

ITEM 11.                EXECUTIVE COMPENSATION......................................     20

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT..................................................     20

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     20

                                           PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                        8-K.........................................................     21

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Star Buffet, Inc., a Delaware corporation ("Star" and collectively with its subsidiaries, the "Company") is engaged in the restaurant industry. As of January 31, 2000, the Company owned and operated 17 BuddyFreddys restaurants, 16 franchised HomeTown Buffet restaurants, 11 franchised JB's restaurants, six JJ North's Grand Buffet restaurants, two North's Star Buffet restaurants, two Holiday House restaurants and two Mexican-themed restaurants operated under the Casa Bonita name. As of January 31, 2000, two of the 17 BuddyFreddys restaurants were closed, one for remodeling and one due to road construction. The Company's restaurants are located in nine western states, Oklahoma and Florida and are focused upon providing customers with a wide variety of fresh, high quality food at moderate prices primarily in the buffet format.

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

RECENT DEVELOPMENTS

    On February 24, 1998, the Company acquired twelve JB's Restaurants from JB's Restaurants, Inc., a wholly-owned subsidiary of CKE, for $4,265,000, subject to adjustments. At the time of acquisition, the Company prepaid royalty fees for one year in the amount of $485,000. The Company continues to operate 11 restaurants under a franchise agreement with JB's Family Restaurants, Inc, which is a wholly-owned subsidiary of Santa Barbara Restaurant Group, Inc. During fiscal 1999, the Company completed three conversions of JB's restaurants to North's Star Buffet restaurants--the Company's small-format buffet concept. In February 1999, two of the three restaurants were closed because of unacceptable margins. During fiscal 2000, these two closed restaurants were converted back to JB's Restaurants.

    On April 1, 1998, as part of the Company's plan to expand its presence in Florida, the Company acquired two family-dining restaurants which operate under the brand name of BuddyFreddys. The purchase price was approximately $1.6 million, subject to adjustments. These restaurants, which the Company believes have very strong brand recognition in central Florida, were acquired to serve as a platform for additional restaurant acquisitions in that state. Subsequent to the purchase of BuddyFreddys, the Company acquired additional restaurants for conversion to the BuddyFreddys concept. Seven conversions to the BuddyFreddys concept occurred as of the end of fiscal 1999. As part of the plan to expand its presence in Florida, the Company purchased three Holiday House restaurants in January 1999. Holiday House is a 30-year-old small-format buffet brand. The regional brand is strong in central Florida. During fiscal 2000, the Company acquired and remodeled four additional restaurants. One Holiday House restaurant was converted to the BuddyFreddys concept during the second quarter. Additionally, one restaurant was in the conversion process at the end of the fiscal year. Another was closed due to road construction. The Company anticipates that it will continue to expand the BuddyFreddys concept in the Florida market by acquiring additional units after the operating margins of this division improve to acceptable levels.

    On September 10, 1998, the Company entered into a stock repurchase authorized by its Board of Directors to purchase two million shares of the Company's Common Stock held by CKE Restaurants, Inc. ("CKE") for a purchase price of $5 million in cash and a $7.5 million 90 day promissory note secured by treasury stock. The Company's Board of Directors also authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. During the third quarter of fiscal 1999, the Company completed the purchase of two million shares from CKE and in the fourth quarter of fiscal 1999 repurchased 500,000 additional shares in the open market. On December 7, 1999, the Company announced that its Board of Directors again authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. As of April 17, 2000, no additional shares have been purchased.

    On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by BankBoston, N.A. The credit facility consists of a $13 million, 5-year loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $11,275,000 as of January 31, 2000. Principal payments under the Term Loan Facility are due in quarterly installments, beginning November 1999 and continuing until the final maturity in October 2003. Borrowings under the Revolving Credit Facility are being utilized for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $5.7 million on January 31, 2000. As of April 17, 2000, the Term Loan Facility balance was $10,650,000 and the Revolving Credit Facility balance was $4,350,000.

    On February 16, 2000, the Company moved from the Nasdaq National Market to the Nasdaq Smallcap Market effective February 17, 2000. The move was due to noncompliance regarding the minimum market value of public float.

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

    CUSTOMER FOCUS. The Company believes that its ability to deliver high quality food to customers with superior service in clean and friendly environments has been central to its success at improving customer perceptions and sales at its buffet restaurants. The key elements of management's focus include:

    - HIGH QUALITY FOOD. The Company seeks to differentiate itself by providing higher quality and better tasting food than its competitors. In addition, each brand maintains its own unique recipes that cater to regional taste profiles of its customers. Management limits the number of items prepared each day and frequently rotates selected specialty items to maintain customer interest while ensuring that the Company's signature items are offered at the highest possible quality.

    - SUPERIOR SERVICE. The Company provides a level of customer service which it believes has helped it establish a higher level of customer satisfaction than its competitors. Restaurant managers are encouraged to visit each customer's table during meal periods to ensure guest satisfaction. To help insure superior service levels, the Company utilizes a number of methods to monitor guest satisfaction including independent mystery shopper survey and a formalized customer comment card program.

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

    MANAGEMENT PRACTICES. The Company's management team has implemented a series of management practices that have improved the operations of acquired restaurants. The key elements of these management practices are:

    - PERFORMANCE MEASUREMENTS. The Company has developed food, labor and customer service management practices and reporting mechanisms that allow management to effectively monitor restaurant-level operations, benchmark restaurant performance statistics and communicate best-practices across its restaurant operations. Through the use of its restaurant-level incentive and bonus programs oriented toward motivating employees, as well as its traditional recognition programs, the Company seeks to motivate its employees and foster an environment where employees are encouraged to share their ideas and cost saving suggestions with management.

    - COST CONTROL. The Company has been able to maintain a lean corporate management structure by expanding the number of restaurants supervised by field managers, having corporate personnel oversee multiple administrative functions and appropriate outsourcing of certain functions when cost effective. The Company's corporate infrastructure provides purchasing, information systems, finance, accounting and payroll so that restaurant managers can focus on restaurant operations and guest satisfaction.

    - BRAND IDENTITY. The Company's strategy is to separately manage each of its restaurant brands to create a unique presence in the marketplace. Although each of the companies' and its brands is positioned somewhat differently in the market, the Company utilizes many of the same marketing techniques such as local store marketing representatives, radio advertising and promotional mailers to increase customer awareness and loyalty.

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

    RESTAURANT CONVERSIONS. In recent years, a number of chains in the family dining and budget steakhouse segments of the restaurant industry have experienced operational difficulties and declining performance. Management believes that these difficulties are the result of increasing competition for these concepts from the rapid growth of lower priced casual dining chains and casual steakhouses which offer superior product quality and service at only moderately higher prices. Many of these family dining restaurants and budget steakhouses occupy desirable locations and provide opportunities to acquire desirable restaurant locations at attractive prices. Management believes that these locations can be acquired and converted at lower prices or leased at rates lower than those available when compared to the cost of new construction.

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

    HTB entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee. The royalty fee is based on the aggregate gross sales of all the Company's HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor's requirements.

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

    OPERATIONS. The HomeTown Buffet restaurants are supervised directly by a Vice President of HomeTown Buffet Operations, who reports to the Company's President. Each HomeTown Buffet restaurant has a general manager and at least three co-managers or assistant managers. Managers are required to attend formal training sessions in management and operations of the restaurant. In addition, each restaurant manager is required to comply with specific franchisor-provided guidelines to assure uniformity of operations and consistent high quality of products. The Company has a performance based incentive program covering its general and assistant managers in addition to a competitive base salary.

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

NORTH'S STAR DIVISION

    GENERAL. The North's Star Division consists of six JJ North's Grand Buffet restaurants and two North's Star Buffet restaurants. The Company's six JJ North's Grand Buffet Restaurants are located in Idaho (3), Washington (2), and Oregon (1). The restaurants are approximately 6,500 to 9,000 square feet and seat approximately 210 to 320 customers. The Company's two North's Star Buffet restaurants are located in Utah and Arizona. The restaurants are approximately 4,800 to 9,000 square feet and seat approximately 150 to 320 customers.

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

    Both JJ North's Grand Buffet and North's Star Buffet restaurants seek to differentiate themselves from other buffet and cafeteria restaurants by the quality and variety of their food offerings. The restaurants feature a "scatter bar" buffet system with separate food islands in an "all-you-can-eat" format. Menus emphasize traditional American "home cooking" and include soups, salads, entrees, vegetables, non-alcoholic beverages and desserts. Customers can choose from multiple entree choices, including fried and baked chicken and fish, roast beef, turkey and ham. Additional entrees, such as lasagna, barbecued ribs and other regional or seasonal dishes, are featured on particular days of the week. In addition to entrees, each meal period includes freshly-prepared soups, assorted vegetable and potato dishes, hot bread and an extensive salad bar. Dessert selections include pudding, assorted cobblers, cakes, cookies and soft-serve frozen dairy desserts and various sundae toppings.

    OPERATIONS. The North's Star Division restaurants are supervised by a Vice President of Operations who reports to the Company's President. Each restaurant has a general manager and up to three assistant managers and typically employs between 40 and 100 hourly employees (made up of a mix of part-time and full-time workers) depending on restaurant size and traffic.

FLORIDA BUFFETS DIVISION

    GENERAL. The Company, through several transactions, has acquired nineteen properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (15), BuddyFreddys (2) and Holiday House (2). Two of the 15 BuddyFreddys Country Buffet restaurants are closed, one for remodeling and one due to road construction, and are expected to open in the second quarter of fiscal year 2001. BuddyFreddys restaurants average approximately 10,000 square feet with seating for approximately 350 guests. Holiday House restaurants average approximately 5,500 square feet with seating for approximately 170 guests.

    CONCEPT AND MENU. The 15 BuddyFreddys Country Buffet restaurants offer a buffet menu specializing in local dishes and southern-style cooking. Each location also offers a small gift shop selling a variety of BuddyFreddys apparel, snacks and specialty merchandise. The two BuddyFreddys differ from BuddyFreddys Country Buffets in that they offer a full a la carte menu in addition to the "all-you-can-eat" buffet. The two Holiday House restaurants also operate in a buffet format and specialize in offering the customer a wide variety of meat entrees including ham, roast beef, turkey and its signature leg of lamb. The average check price for BuddyFreddys and Holiday House is approximately $6.60.

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

JB'S RESTAURANTS

    GENERAL. The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit") has a franchise agreement with JB's Family Restaurants, Inc., a wholly-owned subsidiary of Santa Barbara Restaurant Group, Inc., under which Summit, as a franchisee, currently operates 11 JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. Summit has entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee.

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

EMPLOYEES

    As of April 17, 1999, the Company employed approximately 3,200 persons, of whom approximately 3,025 were restaurant employees, and approximately 175 were restaurant management, supervisory and corporate personnel. Restaurant employees include both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the Company's directors and executive officers:

NAME                                          AGE      POSITION
----                                        --------   --------
Robert E. Wheaton.........................     48      Chief Executive Officer, President and
                                                       Chairman
Ronald E. Dowdy...........................     43      Group Controller, Treasurer and Secretary
Jack M. Lloyd.............................     49      Director
Thomas G. Schadt..........................     58      Director
Phillip "Buddy" Johnson...................     47      Director
Craig B. Wheaton..........................     42      Director

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

    JACK M. LLOYD has served as a director of the Company since the completion of the Company's initial public offering in September 1997. Mr. Lloyd has served as Chairman of the Board of DenAmerica Corp. since July 9, 1996 and as President, Chief Executive Officer and a director of DenAmerica Corp. since March 29, 1996. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp. ("DRC") from 1987 until the March 1996 merger of DRC and DenAmerica and as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980's. Mr. Lloyd also currently serves as a director of Action Performance Companies, Inc. DenAmerica Corp. changed its name to Phoenix Restaurant Group on June 29, 1999.

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

BUSINESS RISKS

    GROWTH VIA ACQUISITIONS. The Company intends to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on the ability of the Company to acquire additional buffet restaurants or to convert acquired sites into buffet restaurants, both within existing and new markets. The success of the Company's growth strategy is dependent upon numerous factors, many of which are beyond the Company's control, including the availability of suitable acquisition opportunities, the availability of appropriate financing and general economic conditions. The Company must compete with other restaurant operators for acquisition opportunities and with other restaurant operators, retail stores, companies and developers for desirable site locations. Many of these entities have substantially greater financial and other resources than the Company. There can be no assurance that the Company will be able to identify, negotiate and consummate acquisitions of additional buffet restaurants or that acquired restaurants or converted restaurants can be operated profitably and successfully integrated into the Company's operations. Many of its acquired restaurants will be located in geographic markets in which the Company has limited or no operating experience. In addition, the Company's acquisition strategy includes the identification of companies or properties that are viewed as underperforming by the Company. This element of the Company's strategy increases the risks involved with the Company's acquisitions.

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

    From February 1998 to January 2000, the Company has acquired 32 restaurants in seven states, including 19 units in Florida. As a result of the acquisitions, the Company is more complex and diverse, and the integration of the recent acquisitions has presented difficult challenges for the Company's management due to the increased time and resources required in management effort. In order to improve profitability, the Company will need to successfully integrate and streamline restaurant functions. There can be no assurance that integration will be successfully accomplished. The difficulties of such integration have been increased by the necessity of coordinating geographically separate organizations. The integration of certain operations following the acquisitions required the dedication of management resources which has temporarily distracted attention from the day-to-day business of the Company. The failure to effectively integrate the operations of the Company or to improve the results of operations of the acquired restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON AND RESTRICTIONS RESULTING FROM FRANCHISORS. The Company owns and operates 27 out of its 56 restaurants pursuant to the terms of franchise agreements. The Company operates its 16 HomeTown Buffet Restaurants through its wholly-owned subsidiary, HTB Restaurants, Inc., which is a party to a Franchise Agreement with the HomeTown Franchisor for each such restaurant. The Company operates its 11 JB's Restaurants through its wholly-owned subsidiary, Summit, which is a party to a Franchise Agreement with JB's Family
Restaurant, Inc. ("JB's") for each such restaurant. The performance of the Company's HomeTown Buffet restaurant operations and JB's restaurant operations is directly related to the success of the HomeTown Buffet restaurant system and the JB's restaurant system, respectively, including the management and financial condition of HomeTown and JB's as well as restaurants operated by HomeTown and JB's and their respective franchisees. The inability of such restaurants to compete effectively would have a material adverse effect on the Company's operations. The success of the Company's HomeTown Buffet and JB's restaurants depends in part on the effectiveness of the HomeTown Franchisor's and JB's marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has no control. For example, adverse publicity involving HomeTown, JB's or one or more HomeTown Buffet or JB's restaurants operated by the franchisors or their other franchisees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    FLUCTUATIONS IN QUARTERLY RESULTS. The Company has in the past experienced, and expects to continue to experience, significant fluctuations in restaurant revenues and results of operations from quarter to quarter. In particular, the Company's quarterly results can vary as a result of acquisitions, costs incurred to integrate newly acquired entities, and seasonal patterns. A large number of the Company's restaurants are located in areas which are susceptible to severe winter weather conditions or tropical storm patterns which may have a negative impact on customer traffic and restaurant revenues. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future seasonal and quarterly fluctuations will not have a material adverse effect on the Company's business, results of operation and financial condition.

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

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located in Salt Lake City, Utah, and other executive offices are located in Scottsdale, Arizona.

    The Company's restaurants are primarily freestanding locations. As of January 31, 2000 most of the Company's restaurant facilities were leased. The leases expire on dates ranging from 2000 to 2014 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and most call for additional rent based upon revenue volume. Most leases require the Company to maintain the property and pay for the cost of insurance and taxes.

    The following is a summary of the Company's restaurant properties as of January 31, 2000:

                                                 HOMETOWN      CASA     NORTH'S    FLORIDA
                                                  BUFFET      BONITA      STAR     BUFFETS      JB'S      TOTAL
                                                 ---------   --------   --------   --------   --------   --------
Owned..........................................      --         --          1          4          3          8
Leased.........................................      16          2          7         15          8         48

    As of January 31, 2000, the Company's restaurants are located in the following states:

                                                                      NUMBER OF RESTAURANTS
                                                 ----------------------------------------------------------------
                                                 HOMETOWN      CASA     NORTH'S    FLORIDA
STATE                                             BUFFET      BONITA      STAR     BUFFETS      JB'S      TOTAL
-----                                            ---------   --------   --------   --------   --------   --------
Arizona........................................       8         --          1         --          1         10
Colorado.......................................       2          1         --         --         --          3
Florida........................................      --         --         --         19         --         19
Idaho..........................................      --         --          3         --         --          3
Montana........................................      --         --         --         --          4          4
New Mexico.....................................       2         --         --         --          1          3
Oklahoma.......................................      --          1         --         --         --          1
Oregon.........................................      --         --          1         --         --          1
Utah...........................................       3         --          1         --          4          8
Washington.....................................      --         --          2         --         --          2
Wyoming........................................       1         --         --         --          1          2
                                                    ---        ---        ---        ---        ---        ---
  Total........................................      16          2          8         19         11         56
                                                    ===        ===        ===        ===        ===        ===

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

    On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company has breached the Business Services Agreement. The Company plans to pursue vigorously its claims against North's and to vigorously defend the counterclaims asserted by North's. The litigation is continuing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock which began trading on September 30, 1997 after the completion of the Company's Initial Public Offering, is listed on the NASDAQ smallcap market under the symbol "STRZ". As of April 17, 2000, there were approximately 550 record holders of the Company's Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

                                                 2000                           1999                            1998
                                      ---------------------------   -----------------------------   -----------------------------
FISCAL YEAR                               HIGH           LOW            HIGH             LOW            HIGH             LOW
-----------                           ------------   ------------   -------------   -------------   -------------   -------------
First Quarter.......................  $ 6 1/8        $ 4            $ 17 1/4        $ 11 7/8          --              --
Second Quarter......................    6 15/16        4 7/8          15 7/8           6 7/8          --              --
Third Quarter.......................    5 1/2          3 1/16          8 3/8           3 5/8        $ 16 1/2        $ 13 1/4
Fourth Quarter......................    4 5/8          3 3/16          7 5/16          5 3/8          13 5/8          11 3/8

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The operating results for the 53-week period ended January 31, 2000 included 53 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, nine franchised JB's restaurants, six JJ North's Grand Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two North's Star Buffet restaurants, two Casa Bonita restaurants and two Holiday House restaurants. The results also included 3 weeks of operations for 2 North's Star Buffet restaurants that were converted back to JB's Restaurants operating for 28 and 13 weeks respectively in fiscal 2000; 17 weeks of operations for one Holiday House that was converted to a BuddyFreddys Country Buffet restaurant operating for 34 weeks; and 46, 45, 40, 32, 25, 21 and 14 weeks respectively for seven BuddyFreddys Country Buffet restaurants. In addition, two restaurants were closed at the end of the fiscal year--one due to impassable road construction, the other is a recent acquisition awaiting conversion to a BuddyFreddys Country Buffet restaurant. During the first period of fiscal 2001, an additional closed restaurant was acquired and will be converted to a BuddyFreddys Country Buffet restaurant.

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

                            SELECTED FINANCIAL DATA
          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RESTAURANT DATA)

                                                       SUCCESSOR COMPANY                        PREDECESSOR COMPANY
                                     -----------------------------------------------------   -------------------------
                                     FIFTY-THREE   FIFTY-TWO     FIFTY-TWO     TWENTY-EIGHT   THIRTY       FIFTY-TWO
                                     WEEKS ENDED   WEEKS ENDED   WEEKS ENDED   WEEKS ENDED   WEEKS ENDED   WEEKS ENDED
                                     JAN. 31,      JAN. 25,      JAN. 26,      JAN. 27,      JULY 15,      DEC. 18,
                                       2000          1999          1998          1997          1996          1995
                                     -----------   -----------   -----------   -----------   -----------   -----------
CONSOLIDATED STATEMENTS OF EARNINGS
  DATA:
Total revenues.....................    $99,066       $85,409       $54,659       $23,632       $23,207       $36,741
Costs and expenses:
  Food costs.......................     32,644        28,578        18,024         8,371         8,569        13,769
  Labor costs......................     33,650        27,983        17,301         7,565         6,810        10,878
  Occupancy and other expenses.....     20,434        17,806        10,829         4,732         5,030         8,954
  General and administrative.......      5,148         4,272         2,291         1,062         1,193         1,666
  Depreciation and amortization....      3,733         3,048         2,109           988           914         1,232
                                       -------       -------       -------       -------       -------       -------
    Total costs and expenses.......     95,609        81,687        50,554        22,718        22,516        36,499
                                       -------       -------       -------       -------       -------       -------
Income from operations.............      3,457         3,722         4,105           914           691           242
Interest expense...................     (1,419)         (597)         (200)         (106)         (145)         (192)
Other Income.......................        213           933           593            --            --            --
                                       -------       -------       -------       -------       -------       -------
Income before income taxes.........      2,251         4,058         4,498           808           546            50
Income taxes.......................        826         1,623         1,799           338           216            22
                                       -------       -------       -------       -------       -------       -------
Net Income.........................    $ 1,425       $ 2,435       $ 2,699       $   470       $   330       $    28
                                       =======       =======       =======       =======       =======       =======
Net Income per common share--
  diluted..........................    $  0.48       $  0.53       $  0.76       $  0.18
                                       =======       =======       =======       =======
Weighted average shares
  outstanding--diluted.............      2,950         4,601         3,528         2,600

BALANCE SHEET DATA:
Total assets.......................    $49,000       $44,159       $40,969       $16,783                     $16,283
Total debt including current
  portion..........................     18,948        17,303         2,368         2,609                      11,150
Stockholders' equity...............    $20,038       $19,363       $32,537       $ 9,742                     $ 1,806

OTHER DATA:
Operating units (1)
  HomeTown Buffet..................         16            16            16            16            16            16
  Casa Bonita......................          2             2             2             2            --            --
  North's Star Division............          8            11             7            --            --            --
  Florida Buffets Division.........         17            12            --            --            --            --
  JB's Restaurants.................         11             9            --            --            --            --
  Non-Operating....................          2             2            --            --            --            --
                                       -------       -------       -------       -------       -------       -------
Total..............................         56            52            25            18            16            16
                                       =======       =======       =======       =======       =======       =======

------------------------------

(1) At the end of the respective periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis should be read in conjunction with the condensed combined financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 53-week period ended January 31, 2000 ("fiscal 2000") included 53 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, nine franchised JB's restaurants, six JJ North's Grand Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two North's Star Buffet restaurants, two Casa Bonita restaurants and two Holiday House restaurants. The results also included 3 weeks of operations for 2 North's Star Buffet restaurants that were converted back to JB's Restaurants operating for 28 and 13 weeks respectively in fiscal 2000; 17 weeks of operations for one Holiday House that was converted to a BuddyFreddys Country Buffet restaurant operating for 34 weeks; and 46, 45, 40, 32, 25, 21 and 14 weeks respectively for seven BuddyFreddys Country Buffet restaurants.

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

RESULTS OF OPERATIONS

    The following table summarizes the Company's results of operations as a percentage of total revenues for the fifty-two weeks ended January 26, 1998 ("fiscal 1998"), fifty-two weeks ended January 25, 1999 ("fiscal 1999") and fifty-three weeks ended January 31, 2000 ("fiscal 2000").

                                                           FIFTY-THREE     FIFTY-TWO      FIFTY-TWO
                                                           WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                           JANUARY 31,    JANUARY 25,    JANUARY 26,
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
TOTAL REVENUES...........................................      100.0%         100.0%         100.0%
                                                              ------         ------         ------
Costs and expenses:
  Food costs.............................................       32.9           33.5           33.0
  Labor costs............................................       34.0           32.8           31.6
  Occupancy and other expenses...........................       20.6           20.7           19.8
  General and administrative expenses....................        5.2            5.0            4.2
  Depreciation and amortization..........................        3.8            3.6            3.9
                                                              ------         ------         ------
TOTAL COSTS AND EXPENSES.................................       96.5           95.6           92.5
                                                              ------         ------         ------
INCOME FROM OPERATIONS...................................        3.5            4.4            7.5
  Interest expense.......................................       (1.4)          (0.7)          (0.4)
  Other income...........................................        0.2            1.1            1.1
                                                              ------         ------         ------
  Income before income taxes.............................        2.3            4.8            8.2
INCOME TAX EXPENSE.......................................       (0.8)          (1.9)          (3.3)
                                                              ------         ------         ------
NET INCOME...............................................        1.5%           2.9%           4.9%
                                                              ======         ======         ======

COMPARISON OF FISCAL 1999 TO FISCAL 2000

    Total revenues increased $13.7 million or 16.0% from $85.4 million in fiscal 1999 to $99.1 million in fiscal 2000. The increase was primarily attributable to an increase in the number of restaurants open and operating in fiscal 2000 and an additional week of operating results in fiscal 2000.

    Food costs as a percent of total revenues decreased from 33.5% in fiscal 1999 to 32.9% in fiscal 2000. The decrease is primarily attributable to improvement in the Florida Division.

    Labor costs as a percent of total revenues increased from 32.8% in fiscal 1999 to 34.0% in fiscal 2000. The increase was primarily attributable to higher management and benefit costs.

    Occupancy and other expenses as a percent of total revenues decreased from 20.7% in fiscal 1999 to 20.6% in fiscal 2000. The decrease is primarily attributable to the increase in revenues.

    General and administrative expenses as a percentage of total revenues increased from 5.0% in fiscal 1999 to 5.2% in fiscal 2000. The increase is primarily attributable to increases in legal expenses.

    Depreciation and amortization as a percent of total revenues increased from 3.6% in fiscal 1999 to 3.8% in fiscal 2000. The increase is primarily attributable to the acquisition and conversion of restaurants in Florida.

    Interest expense as a percent of total revenues increased from 0.7% in fiscal 1999 to 1.4% in fiscal 2000. The increase is primarily attributable to the Term Loan Facility and Revolving Credit Facility financed by BankBoston, N.A. as discussed in Item 1.

    Other income as a percent of total revenues decreased from 1.1% in fiscal 1999 to 0.2% in fiscal 2000. The decrease is primarily attributable to the termination of management contracts with North's Restaurants, Inc.

    Income taxes decreased from 40.0% of earnings before taxes in fiscal 1999 to 36.7% of earnings before taxes in fiscal 2000.

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

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    The Company, prior to the reorganization, historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 31, 2000, the Company had $1,039,000 in cash, and as of January 25, 1999, the Company had $154,000 in cash and cash equivalents. During fiscal 2000, the Company used approximately $8.2 million to fund the acquisition of 6 restaurants and fund capital improvements to existing and acquired restaurants. During fiscal 1999, the Company used approximately $15.0 million to fund the acquisition of 27 restaurants and fund capital improvements to existing and acquired restaurants. In addition, the Company used approximately $3.5 million to fund loans related to acquired restaurants. Also during fiscal 1999, the Company repurchased 2 million shares of its common stock from CKE for a purchase price equal to $5.0 million in cash and a 90 day promissory note in the amount of $7.5 million on September 10, 1998. The Company used $7.5 million of the proceeds from its bank financing arrangement with BankBoston, N.A. to discharge all of its obligation to CKE on the 90 day promissory note.

    Cash provided by operations was approximately $6.9 million for fiscal 2000 and approximately $6.6 million for fiscal 1999.

    The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost. Management estimates the cost of acquiring and converting leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new table, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

    On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and will provide capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $10,650,000 as of April 17, 2000. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $4,350,000 on April 17, 2000.

    The Company believes that available cash, cash flow from operations and amounts available under the Term Loan Facility and Revolving Credit Facility will be sufficient to satisfy its working capital, and capital expenditure requirements for the foreseeable future. If the Company requires additional funds to support its working capital requirements or for other purposes, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions of other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

IMPACT OF INFLATION

    Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company's operations. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies. During fiscal 2000 and fiscal 1999, however, management has emphasized cost controls rather than price increases, given the competitive pressure within the quick-service restaurant industry.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2000. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                              PAGE NUMBER
                                                              -----------
Independent Auditors' Report................................      F-1
Consolidated Balance Sheets--as of January 31, 2000 and
  January 25, 1999..........................................      F-2
Consolidated Statements of Income--for the 53-weeks ended
  January 31, 2000, 52-weeks ended January 25, 1999 and
  52-weeks ended January 26, 1998...........................      F-4
Consolidated Statements of Stockholders' Equity--for the
  53-weeks ended January 31, 2000, 52-weeks ended
  January 25, 1999 and 52-weeks ended January 26, 1998......      F-5
Consolidated Statements of Cash Flows--for the 53-weeks
  ended January 31, 2000, 52-weeks ended January 25, 1999
  and 52-weeks ended January 26, 1998.......................      F-6
Notes to Consolidated Financial Statements..................      F-7

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

       None.

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Star Buffet, Inc.:

    We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and subsidiaries as of January 31, 2000 and January 25, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the 53-week period ended January 31, 2000, and the 52-week periods ended January 25, 1999 and January 26, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of Star Buffet, Inc. and subsidiaries as of January 31, 2000 and January 25, 1999, and the results of their operations and their cash flows, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, Utah
April 7, 2000

                       STAR BUFFET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 31,    JANUARY 25,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,039,000    $   154,000
  Current portion of notes and other receivables............    2,061,000      3,096,000
  Inventories...............................................    1,050,000        842,000
  Deferred income taxes, net................................      221,000        274,000
  Prepaid expenses..........................................       84,000        159,000
                                                              -----------    -----------
Total current assets:.......................................    4,455,000      4,525,000

Property, buildings and equipment, at cost, less accumulated
  depreciation..............................................   34,367,000     29,490,000
Real property and equipment under capitalized leases, at
  cost, less accumulated amortization.......................    1,792,000      2,100,000
Notes receivable, net of current portion....................    3,494,000      3,491,000
Deposits and other..........................................      262,000        344,000
Goodwill, less accumulated amortization.....................    4,034,000      4,069,000
Other intangible assets, less accumulated amortization......      596,000        773,000
                                                              -----------    -----------
Total assets................................................  $49,000,000    $44,792,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 31,    JANUARY 25,
                                                                  2000           1999
                                                              ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade....................................  $ 5,164,000    $ 4,255,000
  Payroll and related taxes.................................    2,633,000      1,918,000
  Sales and property taxes..................................    1,136,000        869,000
  Rent, licenses and other..................................      549,000        705,000
  Current maturities of obligations under capital leases
    and long-term debt......................................    2,744,000      1,329,000
                                                              -----------    -----------
Total current liabilities...................................   12,226,000      9,076,000

Deferred income taxes, net..................................      532,000        379,000
Capitalized lease obligations, net of current maturities....    1,854,000      2,049,000
Long-term debt, net of current maturities...................   14,350,000     13,925,000
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 1,500,000
    shares; none issued or outstanding......................           --             --
  Common stock, $.001 par value; authorized 18,500,000
    shares; issued and outstanding 2,950,000 shares in 2000
    and 2,950,00 shares in 1999.............................        3,000          3,000
  Additional paid-in capital................................   16,351,000     16,351,000
  Officer's note receivable.................................     (813,000)            --
  Retained earnings.........................................    4,593,000      3,199,000
  Treasury stock, at cost, 15,698 shares in 2000 and 31,000
    shares in 1999..........................................      (96,000)      (190,000)
                                                              -----------    -----------
Total stockholders' equity..................................   20,038,000     19,363,000

Total liabilities and stockholders' equity..................  $49,000,000    $44,792,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                      FIFTY-THREE          FIFTY-TWO           FIFTY-TWO
                                                      WEEKS ENDED         WEEKS ENDED         WEEKS ENDED
                                                   JANUARY 31, 2000    JANUARY 25, 1999    JANUARY 26, 1998
                                                   -----------------   -----------------   -----------------
Total revenues...................................     $99,066,000         $85,409,000         $54,659,000
                                                      -----------         -----------         -----------
Costs and expenses
  Food costs.....................................      32,644,000          28,578,000          18,024,000
  Labor costs....................................      33,650,000          27,983,000          17,301,000
  Occupancy and other expenses...................      20,434,000          17,806,000          10,829,000
  General and administrative expenses............       5,148,000           4,272,000           2,291,000
  Depreciation and amortization..................       3,733,000           3,048,000           2,109,000
                                                      -----------         -----------         -----------
Total costs and expenses.........................      95,609,000          81,687,000          50,554,000
                                                      -----------         -----------         -----------
Income from operations...........................       3,457,000           3,722,000           4,105,000
Interest expense.................................      (1,419,000)           (597,000)           (200,000)
Interest income..................................          43,000             666,000             321,000
Other income.....................................         170,000             267,000             272,000
                                                      -----------         -----------         -----------
Income before income taxes.......................       2,251,000           4,058,000           4,498,000
Income tax expense...............................         826,000           1,623,000           1,799,000
                                                      -----------         -----------         -----------
Net income.......................................     $ 1,425,000         $ 2,435,000         $ 2,699,000
                                                      ===========         ===========         ===========
Net income per common share--basic...............     $      0.48         $      0.53         $      0.77
                                                      ===========         ===========         ===========
Weighted average shares outstanding--basic.......       2,950,000           4,601,000           3,515,000
                                                      ===========         ===========         ===========
Net income per common share--diluted.............     $      0.48         $      0.53         $      0.76
                                                      ===========         ===========         ===========
Weighted average shares outstanding--diluted.....       2,950,000           4,601,000           3,528,000
                                                      ===========         ===========         ===========

          See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    COMMON STOCK         ADDITIONAL    OFFICER'S                                  TOTAL
                                ---------------------     PAID-IN         NOTE       RETAINED     TREASURY    SHAREHOLDERS'
                                  SHARES      AMOUNT      CAPITAL      RECEIVABLE    EARNINGS       STOCK        EQUITY
                                ----------   --------   ------------   ----------   -----------   ---------   -------------
Balance at January 27, 1997...   2,600,000   $ 2,000    $  9,270,000   $      --    $   470,000   $      --   $  9,742,000
Net activity with principal
  stockholder.................          --        --      (8,272,000)         --     (2,405,000)         --    (10,677,000)
Issuance of common stock......   2,850,000     3,000      30,770,000          --             --          --     30,773,000
Net income....................          --        --              --          --      2,699,000          --      2,699,000
                                ----------   -------    ------------   ---------    -----------   ---------   ------------
Balance at January 26, 1998...   5,450,000     5,000      31,768,000          --        764,000          --     32,537,000
Redemption and retirement of
  stock From principal
  stockholder.................  (2,000,000)   (2,000)    (12,498,000)         --             --          --    (12,500,000)
Purchase and retirement of
  stock.......................    (500,000)     (500)     (2,919,000)         --             --          --     (2,919,000)
Purchase of treasury stock....          --        --              --          --             --    (190,000)      (190,000)
Net income....................          --        --              --          --      2,435,000          --      2,435,000
                                ----------   -------    ------------   ---------    -----------   ---------   ------------
Balance at January 25, 1999...   2,950,000     3,000      16,351,000          --      3,199,000    (190,000)    19,363,000
Officer's note receivable.....          --        --              --    (813,000)            --          --       (813,000)
Sale of treasury stock........          --        --              --          --        (31,000)     94,000         63,000
Net income....................          --        --              --          --      1,425,000          --      1,425,000
                                ----------   -------    ------------   ---------    -----------   ---------   ------------
Balance at January 31, 2000...   2,950,000   $ 3,000    $ 16,351,000   $(813,000)   $ 4,593,000   $ (96,000)  $ 20,038,000
                                ==========   =======    ============   =========    ===========   =========   ============

          See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       FIFTY-THREE     FIFTY-TWO      FIFTY-TWO
                                                       WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                       JANUARY 31,    JANUARY 25,    JANUARY 26,
                                                           2000           1999           1998
                                                       ------------   ------------   ------------
Cash flows from operating activities:
Net income...........................................  $ 1,425,000    $  2,435,000   $  2,699,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization......................    3,733,000       3,048,000      2,109,000
  Provision for losses on other assets...............           --              --         75,000
  Amortization of loan cost..........................       99,000              --        (78,000)
  Amortization of royalty fee........................       23,000         460,000             --
  Change in operating assets and liabilities:
    Receivables......................................      (89,000)     (1,280,000)      (393,000)
    Inventories......................................     (208,000)       (349,000)      (109,000)
    Prepaid expenses.................................       52,000        (414,000)      (154,000)
    Deposits.........................................      (57,000)        576,000        183,000
    Deferred income taxes............................      206,000         422,000       (331,000)
    Accounts payable-trade...........................      909,000       2,043,000        (14,000)
    Other accrued liabilities........................      826,000        (360,000)     1,377,000
                                                       -----------    ------------   ------------
Net cash provided by operating activities............    6,919,000       6,581,000      5,364,000
Cash flows used in investing activities:
  Increase (decrease) in notes receivable............    1,121,000      (3,468,000)    (3,400,000)
  Deposits on future acquisitions....................           --              --     (1,936,000)
  Acquisition of property, buildings and equipment...   (8,156,000)    (14,979,000)    (5,562,000)
  Deferred organization and franchise costs..........           --              --        (67,000)
  Purchase of short-term investments.................      (27,000)             --        180,000
  Loans to officers..................................     (813,000)             --             --
                                                       -----------    ------------   ------------
Net cash used in investing activities................   (7,875,000)    (18,447,000)   (10,785,000)
Cash flows from financing activities:
  Proceeds from issuance of common stock.............           --              --     30,773,000
  Payments to extinguish debt........................   (4,300,000)     (8,424,000)            --
  Proceeds from issuance of long-term debt...........    6,500,000      14,500,000             --
  Capitalized loan costs.............................      (33,000)       (437,000)            --
  Redemption of common stock.........................           --      (7,919,000)            --
  Sale of treasury stock.............................       63,000              --             --
  Purchase of treasury stock.........................           --        (190,000)            --
  Net activity with principle shareholder............           --              --    (10,677,000)
  Principal payment on capital leases................     (389,000)       (297,000)      (241,000)
                                                       -----------    ------------   ------------
Net cash provided by (used in) financing
  activities.........................................    1,841,000      (2,767,000)    19,855,000
                                                       -----------    ------------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................      885,000     (14,633,000)    14,434,000
Cash and cash equivalents at beginning of period.....      154,000      14,787,000        353,000
                                                       -----------    ------------   ------------
Cash and cash equivalents at end of period...........  $ 1,039,000    $    154,000   $ 14,787,000
                                                       ===========    ============   ============

          See accompanying notes to consolidated financial statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ORGANIZATION AND NATURE OF OPERATIONS

    The Company was formed by CKE Restaurants, Inc. ("CKE") in July 1997 in connection with the reorganization of CKE's buffet-style restaurant business. Pursuant to a contribution agreement among the Company and CKE and certain respective subsidiaries, CKE transferred to Summit the net assets of its two Casa Bonita Mexican theme restaurants, and Summit transferred substantially all of its assets and liabilities (primarily those relating to the JB's Restaurant system and Galaxy Diner restaurants, but excluding 16 HomeTown Buffet restaurants operated by HTB) to a newly formed subsidiary of CKE. All of the parties to the foregoing transactions (the "Formation Transactions") were, upon completion thereof, direct or indirect wholly owned subsidiaries of CKE, and such Formation Transactions were accounted for as a reorganization among companies under common control. Furthermore, the results of operations include seven JJ North's Grand Buffet Restaurants operated by the Company only from September 30, 1997 (the date of acquisition by the Company). In connection with the transfer of assets the Company has recorded a $600,000 receivable from CKE for monies owed for liabilities assumed at the transfer date. The receivable, previously in cash and cash equivalents, has been reclassified to the other receivables for all presented periods.

    The operating results for the 53-week period ended January 31, 2000 included 53 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, nine franchised JB's restaurants, six JJ North's Grand Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two North's Star Buffet restaurants, two Casa Bonita restaurants and two Holiday House restaurants. The results also included 3 weeks of operations for 2 North's Star Buffet restaurants that were converted back to JB's Restaurants operating for 28 and 13 weeks respectively in fiscal 2000; 17 weeks of operations for one Holiday House that was converted to a BuddyFreddys Country Buffet restaurant operating for 34 weeks; and 46, 45, 40, 32, 25, 21 and 14 weeks respectively for seven BuddyFreddys Country Buffet restaurants. In addition, two restaurants were closed at the end of the fiscal year--one due to road construction, the other is a recent acquisition awaiting conversion to a BuddyFreddys Country Buffet restaurant. During the first period of fiscal 2001, an additional closed restaurant was acquired and will be converted to a BuddyFreddys Country Buffet restaurant.

    The operating results for the 52-week period ended January 25, 1999 include 52 weeks of operations for the 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and six JJ North's Grand Buffet restaurants. The results also include 48 weeks of operations for nine franchised JB's Restaurants; 50 weeks for three Staceys Buffets that were converted to BuddyFreddys Country Buffet; 48 weeks for two Maggies Buffets that were converted to BuddyFreddys Country Buffet; 43 weeks for two BuddyFreddys; 8

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) weeks for one BuddyFreddys Country Buffet; 3 weeks of operations for one BuddyFreddys Country Buffet; 50 weeks for one North's Star Buffet; 48 weeks for one North's Star Buffet; 36 weeks for one North's Star Buffet; 31 weeks for one North's Star Buffet; 24 weeks for one North's Star Buffet; and 3 weeks for three Holiday House restaurants.

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

INVENTORIES

    Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at cost, determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment and real property under capitalized leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives: buildings and leasehold improvements--lesser of lease life or 40 years; furniture, fixtures and equipment--five to eight years; capitalized leases--lesser of lease life or 20 years. Lease renewal option periods are included in determining leasehold improvement useful lives when, in management's opinion, such renewal options will be exercised.

    Repairs and maintenance are charged to operations as incurred. Remodeling costs are generally capitalized.

GOODWILL

    Goodwill represents costs in excess of fair value of net assets acquired and is amortized on the straight-line basis over 40 years. The Company periodically reviews goodwill for recoverability in connection with its review of impairment of long-lived assets.

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Accumulated amortization of goodwill totaled $203,000 at January 31, 2000 and $93,000 at January 25, 1999.

OTHER INTANGIBLE ASSETS

    Other intangible assets are comprised of franchise fees and loan costs. Franchise fees are amortized using the straight-line method over the remaining terms of the franchise agreements, which range typically from eight to 16 years. Loan costs are amortized using the straight-line method over 5 years.

    Accumulated amortization of these other intangible assets totaled $283,000 at January 31, 2000 and $161,000 at January 25, 1999.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company determines that an impairment write down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. In fiscal 1999 the Company determined a $72,000 impairment write down was necessary for one location in the North's Star segment. The write down is included in depreciation and amortization for fiscal 1999 in the consolidated statement of income.

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

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses include certain expenses directly related to the Company and other corporate overhead. Allocations of expenses were made by Summit to HTB prior to September 22, 1997 and by CKE to Star Buffet after September 22, 1997 for certain corporate services and overhead incurred by the Company. Total corporate allocations included in general and administrative expenses in the accompanying consolidated statements of income amounted to approximately $0, $274,000 and $437,000 for the 53 week period ended
January 31, 2000 and for the 52 week periods ended January 25, 1999 and January 26, 1998, respectively. These allocations were based on, among other things, percentage of revenues, number of stores, number of employees or the amount of capital expenditures in relation to the total of the respective amounts of Summit on a combined basis. Allocations are made on a basis that management of the Company believes to be reasonable; however, such allocations are not necessarily indicative of the expenses which might have been incurred by the Company had they operated on a stand-alone basis. In connection with the initial public offering (described in Note 2), the Company and CKE entered into a CKE Service Agreement pursuant to which CKE was to provide the Company with a

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) number of corporate support services. Such services consisted of accounting and finance, administration, marketing, real estate and purchasing. In August of 1998, the Company began to provide certain of these services internally. In February of 1999, the CKE Service Agreement was terminated.

    The following amounts were paid to CKE for services, $0 for the 53 weeks ended January 31, 2000, $274,000 for the 52 weeks ended January 25, 1999 and $437,000 for the 52 weeks ended January 26, 1998.

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

ADVERTISING EXPENSES

    Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $2,210,000, $1,965,000 and $708,000, for the 53 week period ended January 31, 2000, and the 52 week periods ended January 25, 1999 and January 26, 1998, respectively.

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

EARNINGS PER SHARE

    Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the numerators and denominators used to calculated diluted earnings per share:

                                                           FIFTY-THREE     FIFTY-TWO      FIFTY-TWO
                                                           WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                           JANUARY 31,    JANUARY 25,    JANUARY 26,
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
Weighted average common shares outstanding...............   2,950,000      4,601,000      3,515,000
Dilutive effect of stock options.........................          --             --         13,000
                                                            ---------      ---------      ---------
Common shares assuming dilution..........................   2,950,000      4,601,000      3,528,000
                                                            =========      =========      =========

    Average shares used in the fifty-three weeks ended January 31, 2000, fifty-two weeks ended January 25, 1999 and the fifty-two weeks ended
January 26, 1998 diluted earnings per share computations exclude stock options to purchase 743,000 shares, 500,000 shares and 608,000 shares of common stock, respectively, due to their antidilutive effect.

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SEGMENT REPORTING

    In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments. The Company's reportable segments are based on brand similarities.

COMPREHENSIVE INCOME

    In fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 did not impact the Company's consolidated financial statements or related disclosures as the Company does not have any components of other comprehensive income. Therefore, comprehensive income equaled net income for all periods represented.

STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 when recognizing expense for employee stock compensation plans. As such, compensation is only recognized on the date of grant when the current market price of the stock exceeds the exercise price.

RECLASSIFICATIONS

    Certain amounts in fiscal 1999 and 1998 have been reclassified to conform with fiscal 2000 presentation.

NOTE 2--INITIAL PUBLIC OFFERING

    On September 30, 1997, the Company completed an initial public offering (the "IPO") of 3,000,000 shares of Common Stock at an IPO price of $12.00 per share. Of the 3,000,000 share offering, 2,400,000 shares were sold by the Company and 600,000 shares were sold by CKE. On October 7, 1997, the underwriters exercised their over-allotment option and acquired an additional 450,000 shares of Common Stock. The IPO generated total net proceeds to the Company of $30.8 million after commissions and offering expenses.

USE OF PROCEEDS

    Of the net proceeds received from the IPO, the Company paid to CKE $10.7 million, which included a dividend of $9.3 million. These payments in effect reimbursed CKE for its equity in HomeTown Buffet and Casa Bonita at the date of the IPO. The remaining proceeds were loaned to North's Restaurants, Inc. for $3.6 million, acquisition of restaurants $11.9 million, acquisition of furniture, fixtures, and equipment $2.4 million, and real estate loans on two BuddyFreddys properties--BuddyFreddys Brandon, LTD. for $1.1 million at 10.0% interest for one year and BuddyFreddys Plant City, LTD. for $1.3 million at 10.0% interest for one year. The BuddyFreddys Brandon, LTD real estate loan was paid off in April 1999, and the BuddyFreddys Plant City, LTD real estate loan was converted when the Company acquired the property in January 1999.

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 3--ACQUISITIONS

    Concurrent with the IPO, the Company acquired six JJ North's Grand Buffet Restaurants from North's Restaurants, Inc., ("North's"), and completed a management agreement for a seventh restaurant. The total cash consideration paid to North's was approximately $4.5 million for the seven restaurants resulting in $1.3 million of goodwill. The acquisition was accounted for as a purchase. On January 12, 1999, the management agreement was terminated and the seventh restaurant was acquired. In connection with the North's acquisition, the Company has provided a $3.0 million term loan and a $750,000 line of credit to North's. The term loan and line of credit are secured by North's remaining restaurants and bear interest at 8.0% (See note 15).

    On February 13, 1998, the Company acquired the leasehold interests of three restaurants located in Florida for $1,004,000. The Company accounted for the acquisition as a purchase. In addition, the Company acquired leasehold interests of two restaurants in Florida for a purchase price of $463,000. The Company accounted for the acquisition as a purchase.

    On February 24, 1998, the Company acquired twelve JB's Restaurants from JB's Restaurants, Inc., a wholly-owned subsidiary of CKE, for $4,265,000, subject to adjustment. At the time of acquisition, the Company prepaid royalty fees for one year in the amount of $485,000. The Company accounted for the acquisition as a purchase. During fiscal 1999, the Company completed three conversions of JB's restaurants to North's Star Buffet restaurants--the Company's small-format buffet concept. In February 1999, two of the three restaurants were closed due to their failure to meet performance expectations and were converted back to JB's Restaurants. The Company operates the eleven restaurants under a franchise agreement with JB's Family Restaurants, Inc., a wholly-owned subsidiary of Santa Barbara Restaurant Group, Inc.

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

NOTE 4--NOTES RECEIVABLE

    Notes receivable at January 31, 2000 consists of the following:

                                                 JANUARY 31, 2000    JANUARY 25, 1999
                                                 -----------------   -----------------
Notes receivable from North's
  Restaurants, Inc.............................     $3,494,000          $3,491,000
Note receivable from BuddyFreddys of
  Brandon, Ltd.................................             --           1,124,000
                                                    ----------          ----------
                                                     3,494,000           4,615,000
Less current portion...........................             --           1,124,000
                                                    ----------          ----------
                                                    $3,494,000          $3,491,000
                                                    ==========          ==========

                       STAR BUFFET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--NOTES RECEIVABLE (CONTINUED)

    The receivable from North's Restaurants, Inc. includes $3,123,000 for the term note and $371,000 on the line of credit that was converted to a note receivable as a result of a dispute with North's Restaurants, Inc. No line of credit was available as of January 31, 2000. The $3.0 million note receivable stipulates that interest accruing on the loan will be added to the note balance for the first six months. Interest on the aggregate balance was to be payable monthly with monthly principal payments beginning November 1, 1999. The interest on the line of credit was to be payable monthly for the first six months with principal and interest payments due monthly thereafter until the line was repaid. Management has stopped accruing the interest pending resolution of the dispute with North's Restaurants, Inc. (See Note 15). The unrecognized accrued interest was $446,470 at January 31, 2000.

    The note receivable from BuddyFreddys of Brandon, Ltd. was secured by real estate and included interest at 10 percent. It was paid in full in April of 1999.

NOTE 5--PROPERTY AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

    The components of property and equipment and real property under capitalized leases are as follows:

                                                 JANUARY 31, 2000    JANUARY 25, 1999
                                                 -----------------   -----------------
Property and equipment:
  Furniture, fixtures and equipment............    $ 15,659,000         $13,076,000
  Land.........................................       3,374,000           2,382,000
  Buildings and leasehold improvements.........      26,030,000          21,602,000
                                                   ------------         -----------
                                                     45,063,000          37,060,000

  Less accumulated depreciation and
    amortization...............................     (10,696,000)         (7,570,000)
                                                   ------------         -----------
                                                   $ 34,367,000         $29,490,000
                                                   ============         ===========

Real property and equipment under capitalized
  leases.......................................    $  3,193,000         $ 3,193,000
  Less accumulated amortization................      (1,401,000)         (1,093,000)
                                                   ------------         -----------
                                                   $  1,792,000         $ 2,100,000
                                                   ============         ===========

NOTE 6--LONG-TERM DEBT

    On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by BankBoston, N.A. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $11,275,000 as of January 31, 2000. Principal payments under the Term Loan Facility are due in quarterly installments, which began in November 1999 and will continue until the final maturity in October 2003, with interest at the Bank's Base Rate plus 0.00% to 0.75%, or the Eurodollar Rate plus 1.25% to 2.00% at the Company's option. Borrowings under the Revolving Credit Facility bear interest at approximately 7.5% to 8.5% and will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 6--LONG-TERM DEBT (CONTINUED)
Facility become due in October 2003. The Revolving Credit Facility balance was $5.7 million on January 31, 2000. The secured Term Loan Facility and Revolving Credit Facility are collateralized by tangible and intangible personal property of the Company and require the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, and meet other financial covenants. The Revolving Credit Facility includes an annual commitment fee of $30,000 per year plus a percentage of .375% to 0.50% of any unused balance.

    Long term debt matures in fiscal years ending after January 31, 2000 as follows:

FISCAL YEAR
-----------
2001.......................    2,625,000
2002.......................    3,125,000
2003.......................    3,625,000
2004.......................    7,600,000
                             -----------
Total......................  $16,975,000
                             ===========

NOTE 7--LEASES

    The Company occupies certain restaurants under long-term leases expiring at various dates through 2014. Most restaurant leases have renewal options for terms of 5 to 20 years, and substantially all require payment of real estate taxes and insurance. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales.

    Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 2000 are as follows:

FISCAL YEAR                                            CAPITAL      OPERATING
-----------                                           ----------   -----------
2001................................................     272,000     4,344,000
2002................................................     272,000     4,082,000
2003................................................     272,000     4,036,000
2004................................................     248,000     3,806,000
2005................................................     235,000     3,618,000
Thereafter..........................................   1,812,000    17,662,000
                                                      ----------   -----------
  Total minimum lease payments:.....................   3,111,000   $37,548,000
                                                                   ===========
Less amount representing interest:..................   1,138,000
                                                      ----------
Present value of minimum lease payments:............   1,973,000
Less current portion................................     119,000
                                                      ----------
Capital lease obligation excluding current
  portion...........................................  $1,854,000
                                                      ==========

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 7--LEASES (CONTINUED)
    Aggregate rents under noncancelable operating leases during fiscal 2000, 1999 and 1998 are as follows:

                                                           FIFTY-THREE     FIFTY-TWO      FIFTY-TWO
                                                           WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                           JANUARY 31,    JANUARY 25,    JANUARY 26,
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
Minimum rentals..........................................   $4,473,000     $3,995,000     $2,779,000
Contingent rentals.......................................      273,000        281,000        114,000
                                                            ----------     ----------     ----------
                                                            $4,746,000     $4,276,000     $2,893,000
                                                            ==========     ==========     ==========

NOTE 8--INCOME TAXES

    Income tax expense (benefit) is comprised of the following:

                                                           FIFTY-THREE     FIFTY-TWO      FIFTY-TWO
                                                           WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                           JANUARY 31,    JANUARY 25,    JANUARY 26,
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
Current:
  Federal................................................    $516,000      $1,009,000     $1,643,000
  State..................................................     104,000         192,000        440,000
                                                             --------      ----------     ----------
                                                              620,000       1,201,000      2,083,000
Deferred:
  Federal................................................     175,000         354,000       (238,000)
  State..................................................      31,000          68,000        (46,000)
                                                             --------      ----------     ----------
                                                              206,000         422,000       (284,000)
                                                             --------      ----------     ----------
                                                             $826,000      $1,623,000     $1,799,000
                                                             ========      ==========     ==========

    A reconciliation of income tax expense at the federal statutory rate to the Company's provision for taxes on income is as follows:

                                                           FIFTY-THREE     FIFTY-TWO      FIFTY-TWO
                                                           WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                           JANUARY 31,    JANUARY 25,    JANUARY 26,
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
Income taxes at statutory rate...........................    $766,000      $1,380,000     $1,529,000
State income taxes.......................................      90,000         172,000        273,000
Other....................................................     (30,000)         79,000        (11,000)
Change in valuation allowance............................          --          (8,000)         8,000
                                                             --------      ----------     ----------
                                                             $826,000      $1,623,000     $1,799,000
                                                             ========      ==========     ==========

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 8--INCOME TAXES (CONTINUED)
    Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

                                                      FIFTY-THREE     FIFTY-TWO
                                                      WEEKS ENDED    WEEKS ENDED
                                                      JANUARY 31,    JANUARY 25,
                                                          2000           1999
                                                      ------------   ------------
Deferred tax assets:
  Leases............................................  $   745,000     $  778,000
  Reserves..........................................      115,000        136,000
  Accrued Vacation..................................      106,000        109,000
  Other.............................................           --         29,000
                                                      -----------     ----------
    Total deferred tax assets.......................      966,000      1,052,000
                                                      -----------     ----------
Deferred tax liabilities:
  Depreciation and amortization.....................   (1,159,000)      (991,000)
  Other.............................................     (118,000)      (166,000)
                                                      -----------     ----------
    Total deferred tax liabilities..................   (1,277,000)    (1,157,000)
                                                      -----------     ----------
Net deferred tax liabilities........................  $  (311,000)    $ (105,000)
                                                      ===========     ==========

    While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing total deferred tax assets at January 31, 2000 based on the Company's current and future pre-tax earnings.

NOTE 9--SEGMENT AND RELATED REPORTING

    The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on brand similarities.

    The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Grand Buffet restaurants and two North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, 15 BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's 11 franchised JB's Restaurants.

    The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before income taxes.

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets presented in the consolidated balance sheet and not in the reportable

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 9--SEGMENT AND RELATED REPORTING (CONTINUED) segments relate to the Company as a whole, and not individual segments. Also certain incomes and expenses in the consolidated statements of income are not included in the reportable segments.

                                  HOMETOWN     CASA     NORTH'S    FLORIDA
53 WEEKS ENDED JANUARY 31, 2000    BUFFET     BONITA      STAR      BUFFET      JB'S      OTHER      TOTAL
-------------------------------   --------   --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Revenues......................    $42,854    $11,618    $11,334    $22,506    $10,754    $    --    $99,066
Interest income...............         --         --          7         --         --         36         43
Interest expense..............       (176)        --         (5)       (11)       (10)    (1,217)    (1,419)
Deprecation & amortization....      1,717        161        449      1,044        257        105      3,733
Income before income taxes....      4,653      1,932        (19)      (553)       559     (4,321)     2,251
Total assets..................     14,130      2,024      8,799     16,771      5,597      1,679     49,000

52 WEEKS ENDED JANUARY 25, 1999
  ----------------------------
Revenues......................    $41,039    $11,835    $11,207    $11,350    $ 9,978    $    --    $85,409
Interest income...............         --         --        197        146         --        323        666
Interest expense..............       (192)        --         (7)       (39)       (11)      (348)      (597)
Deprecation & amortization....      1,811        133        639        171        201         93      3,048
Income before income taxes....      4,261      2,190        304     (1,369)       559     (1,885)     4,058
Total assets..................     14,075      1,673     11,617     12,475      3,233      1,719     44,792

52 WEEKS ENDED JANUARY 26, 1998
  ----------------------------
Revenues......................    $40,435    $11,570    $ 2,654    $    --    $    --    $    --    $54,659
Interest income...............         --         --         83         --         --        238        321
Interest expense..............       (200)        --         --         --         --         --       (200)
Deprecation & amortization....      1,711        305         93         --         --         --      2,109
Income before income taxes....      2,326      1,975        261         --         --        (64)     4,498
Total assets..................     13,877      1,932      8,857         --         --     16,303     40,969

NOTE 10--STOCKHOLDERS EQUITY

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

                       STAR BUFFET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--STOCKHOLDERS EQUITY (CONTINUED)

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

OFFICER'S NOTE RECEIVABLE

    In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton loans solely for the purchase of the Company's common stock. The loans are secured and bear interest at the prevailing rate set forth in the Company's credit facility with BankBoston. The current rate is approximately eight percent. The loans totaled $813,000 as of January 31, 2000.

COMMON STOCK REPURCHASE

    During fiscal 1999, the Company purchased and retired 2,000,000 shares of common stock acquired from CKE and 500,000 shares acquired on the open market for $12,500,000 and $2,919,000, respectively. The Company purchased 31,000 shares of treasury stock in the open market for $190,000. On December 7, 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. As of April 17, 2000, no additional shares have been purchased.

NOTE 11--EMPLOYEE BENEFIT PLANS

401(K) PLAN

    Beginning in May 1998, the Company has a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. The Company incurred approximately $41,000 in costs for fiscal 2000 and approximately $18,000 in costs for fiscal 1999.

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 11--EMPLOYEE BENEFIT PLANS (CONTINUED)
1997 EMPLOYEE STOCK PURCHASE PLAN

    The Company's Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on January 15, 1998, covering 750,000 shares of Common Stock. The Purchase Plan provides participants with incentives to acquire a proprietary interest in, and continue to provide services to, the Company. The Company incurred approximately $12,000 in costs for fiscal 2000 and $0 in fiscal 1999.

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

1997 STOCK INCENTIVE PLAN

    In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which grants options to purchase 750,000 shares of Common Stock. The 1997 Plan provides for "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Board of Directors has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, time when options will be granted, terms of options granted and number of shares which will be subject to options granted under the 1997 Plan.

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 11--EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of the status of the Company's stock options is presented below (shares in thousands):

                                                                FIFTY-TWO                FIFTY-TWO
                                                               WEEKS ENDED              WEEKS ENDED
                                                             JANUARY 31, 2000         JANUARY 25, 1999
                                                          ----------------------   ----------------------
                                                                     WGTD. AVG.               WGTD. AVG.
                                                           SHARES    EXER. PRICE    SHARES    EXER. PRICE
                                                          --------   -----------   --------   -----------
Outstanding at beginning of year........................    500        $12.00         608       $12.00
Granted.................................................    243          5.00          --        12.00
Cancelled...............................................     --            --        (108)       12.00
                                                            ---        ------        ----       ------
Outstanding at end of year..............................    743          9.71         500        12.00
                                                            ===        ======        ====       ======
Options exercisable at year end.........................    626         10.59         339        12.00
                                                            ===        ======        ====       ======

    The Company applies the intrinsic value method in accounting for its Plan and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value method at the grant date for its stock options, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           FIFTY-THREE     FIFTY-TWO      FIFTY-TWO
                                                           WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                           JANUARY 31,    JANUARY 25,    JANUARY 26,
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
Net income as reported...................................   $1,425,000     $2,435,000     $2,699,000
  Earnings per share--basic as reported..................          .48            .53            .77
  Earnings per share--diluted as reported................          .48            .53            .76
Pro forma net income.....................................    1,004,000      1,874,000      2,285,000
  Earnings per share--basic as reported..................          .34            .41            .65
  Earnings per share--diluted as reported................          .34            .41            .65

    For purposes of the preceding pro forma disclosures, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no projected annual dividends, expected volatility of 15%, a risk free interest rate of 5.98% for grants in fiscal 2000 and 5.83% for grants in fiscal 1998 and an expected life of five years for grants in fiscal 2000 and three years for grants in fiscal 1998.

    Since the pro forma compensation expense for stock-based compensation plans is recognized over a three year vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 11--EMPLOYEE BENEFIT PLANS (CONTINUED) management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 12--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           FIFTY-THREE     FIFTY-TWO      FIFTY-TWO
                                                           WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                           JANUARY 31,    JANUARY 25,    JANUARY 26,
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
Cash paid for income taxes...............................   $   60,000     $2,270,000     $1,020,000
Cash paid for interest...................................    1,450,000        407,000             --

Non-cash investing and financing activities are as
  follows:
  Transfer of current assets and current liabilities to
    primary stockholder..................................   $       --     $       --     $  335,000
  Use of deposit to buy out operating equipment leases...           --             --        375,000
  Exchange of receivables for three restaurants..........           --      1,004,000             --
  Acquisition of BuddyFreddys assets.....................           --      1,200,000             --
  Acquisition of 2,000,000 shares of common stock........           --      7,500,000             --
  Acquisition of Holiday House assets....................           --        166,000             --
  Use of deposit to buy assets...........................           --        912,000             --
  Exchange of note receivable for real estate............           --      1,328,000             --
  Exchange of deposit for note payable...................      166,000             --             --

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 14--RELATED PARTY TRANSACTION

    The Company has entered into an agreement with a company whose chief executive officer is a member of the Company's Board of Directors. Under the agreement, the Company operates three of the related party's restaurants as BuddyFreddys Country Buffet restaurants. Revenues and expenses of the restaurants are included in the Company's financial statements. The Company and the related party divide income and losses based on an agreed upon formula. Included in notes and other receivables is $397,000 due from the related party as a result of the agreement.

                       STAR BUFFET, INC. AND SUBSIDIARIES

NOTE 15--COMMITMENTS AND CONTINGENCIES

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

                                                       STAR BUFFET, INC.(Registrant)

May 1, 2000                                            By:            /s/ ROBERT E. WHEATON
                                                            -----------------------------------------
                                                                        Robert E. Wheaton
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ ROBERT E. WHEATON                  President and Chief
     -------------------------------------------         Executive Officer and         May 1, 2000
                  Robert E. Wheaton                      Director

                 /s/ RONALD E. DOWDY
     -------------------------------------------       Group Controller, Treasurer    April 27, 2000
                   Ronald E. Dowdy                       and Secretary

                  /s/ JACK M. LLOYD
     -------------------------------------------       Director                        May 1, 2000
                    Jack M. Lloyd

                /s/ THOMAS G. SCHADT
     -------------------------------------------       Director                       April 28, 2000
                  Thomas G. Schadt

              /s/ PHILLIP BUDDY JOHNSON
     -------------------------------------------       Director                       April 30, 2000
               Phillip "Buddy" Johnson

                /s/ CRAIG B. WHEATON
     -------------------------------------------       Director                       April 30, 2000
                  Craig B. Wheaton

                                 EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------
 3.1                    Certificate of Incorporation*
 3.2                    Bylaws, as amended on September 22, 1997*
 4.1                    Form of Common Stock Certificate**
 10.1                   Star Buffet, Inc. 1997 Stock Incentive Plan (the 1997
                        Plan)**
 10.2                   Form of Stock Option Agreement for the 1997 Plan**
 10.3                   Form of Indemnification Agreement**
 10.4                   Management Services Agreement with CKE**
 10.5                   Form Of Franchise Agreement with HomeTown Buffet, Inc.**
 10.6                   Asset Purchase Agreement with North's Restaurants, Inc.
                        dated July 24, 1997**
 10.6.1                 Amendment No. 1 to Asset Purchase Agreement dated as of
                        September 30, 1997 (incorporated by reference to the
                        Company's filing on Form 8-K on October 17, 1997)
 10.6.2                 Amended and Restated Credit Agreement dated as of
                        September 30, 1997 between the Company and North's
                        Restaurants, Inc. (incorporated by reference to the
                        Company's filing on Form 8-K on October 17, 1997)
 10.7                   Form of Credit Agreement with Stacey's Buffet, Inc.*
 10.8                   Form of Contribution Agreement among CKE Restaurants, Inc.,
                        Summit Family Restaurants Inc. and the Company*
 10.9                   Form of Bill of Sale and Assumption Agreement between Summit
                        Family Restaurants Inc. and Taco Bueno Restaurants, Inc.
                        (formerly known as Casa Bonita Incorporated)*
 10.11                  Form of Bill of Sale and Assumption Agreement between Summit
                        Family Restaurants Inc. and JB's Restaurants, Inc.*
 10.12                  License Agreement with CKE (incorporated by reference to the
                        Company's filing on Form 10-K on April 24, 1998)
 10.13                  Settlement Agreement with HomeTown Buffet, Inc.
                        (incorporated by reference to the Company's filing on Form
                        10-K on April 24, 1998)
 10.14                  Asset Purchase Agreement among Summit Family Restaurants
                        Inc. and JB's Family Restaurants, Inc., dated February 10,
                        1998 (incorporated by reference to the Company's filing on
                        Form 8-K on March 9, 1998)
 10.15                  Stock Repurchase Agreement between Star Buffet, Inc. and CKE
                        Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company's filing on Form 10-K on
                        September 28, 1998)
 10.16                  Credit Agreement (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential
                        treatment under Rule 24b-2 of the Exchange Act.)
                        (incorporated by reference to the Company's filing on
                        Form 10-Q on December 17, 1998)
 11.0                   Computation of Earnings Per Share Income
 21.1                   List of Subsidiaries*
 23.4                   Consent of KPMG LLP
 27.1                   Financial Data Schedules (included only with electronic
                        filing)

------------------------

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).