Form 10-Q
period 2000-05-22
STAR BUFFET INC
filed 2000-07-05
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549
                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: MAY 22, 2000
                                                  ------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 0-6054
                                                 ------
                                STAR BUFFET, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     84-1430786
-----------------------------------                 -----------------------
   (State or other jurisdiction                          (IRS Employer
 of incorporation or organization)                   Identification Number)

                               420 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
                            ------------------------
               (Address of principal executive offices) (Zip Code)

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
                                                      Yes   X      No
                                                          ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF JUNE 26, 2000 THERE WERE 2,950,000 SHARES OF COMMON STOCK, $ .001 PAR VALUE, OUTSTANDING.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                       ----------------------------------

                                      INDEX
                                      -----


                                                                                                          Page
                                                                                                          ----
Part I. Financial Information

   Item 1.   Consolidated Condensed Financial Statements:

     Consolidated Condensed Balance Sheets as of May 22, 2000 and January 31, 2000                           3

     Consolidated Condensed Statements of Income for the sixteen weeks
              ended May 22, 2000 and May 17, 1999                                                            5

     Consolidated Condensed Statements of Cash Flows for the sixteen weeks ended
              May 22, 2000 and May 17, 1999                                                                  6

     Notes to Consolidated Condensed Financial Statements                                                    8

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                         10

Part II.   Other Information

   Item 1. Legal Proceedings                                                                                15

   Item 6. Exhibits and Reports on Form 8-K                                                                 15

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I:  FINANCIAL INFORMATION


ITEM 1:  CONSOLIDATED  CONDENSED FINANCIAL STATEMENTS


                                                                                       May 22,             January 31,
ASSETS                                                                                   2000                  2000
                                                                                  ------------------    -------------------
                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                                      $        87,000       $     1,039,000
   Current portion of notes and other receivables                                       1,411,000             2,061,000
   Inventories                                                                            994,000             1,050,000
   Deferred income taxes, net                                                             221,000               221,000
   Prepaid expenses                                                                       260,000                84,000
                                                                                  ------------------    -------------------

   Total current assets                                                                 2,973,000             4,455,000
                                                                                  ==================    ===================
Property, buildings and equipment, at cost, less accumulated
   depreciation                                                                        34,003,000            34,367,000
                                                                                  ------------------    -------------------
Real property and equipment under capitalized leases, at cost, less
   accumulated amortization                                                             1,787,000             1,792,000
                                                                                  ------------------    -------------------
Other assets:
   Notes receivable, net of current portion                                             3,494,000             3,494,000
   Deposits and other                                                                     272,000               262,000
                                                                                  ------------------    -------------------

   Total other assets                                                                   3,766,000             3,756,000
                                                                                  ------------------    -------------------

Goodwill, less accumulated amortization                                                 3,934,000             4,034,000
Other intangible assets, less accumulated amortization                                    552,000               596,000
                                                                                  ------------------    -------------------

   Total intangible assets                                                              4,486,000             4,630,000
                                                                                  ------------------    -------------------
Total assets                                                                         $ 47,015,000          $ 49,000,000
                                                                                  ==================    ===================



See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)


                                                                                       May 22,             January 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                     2000                  2000
                                                                                  ------------------    -------------------
                                                                                      (unaudited)
Current liabilities:
   Accounts payable - trade                                                       $     5,221,000          $  5,164,000
   Payroll and related taxes                                                            1,940,000             2,633,000
   Sales and property taxes                                                               939,000             1,136,000
   Rent, licenses and other                                                               839,000               549,000
   Current maturities of obligations under capital leases and long-term
     debt                                                                               2,872,000             2,744,000
                                                                                  ------------------    -------------------

       Total current liabilities                                                       11,811,000            12,226,000
                                                                                  ------------------    -------------------

   Deferred income taxes, net                                                             432,000               532,000
   Capitalized lease obligations, net of current maturities                             1,814,000             1,854,000
   Long-term debt, net of current maturities                                           12,125,000            14,350,000

   Preferred stock, $.001 par value; authorized 1,500,000 shares; none
     issued or outstanding                                                                      -                     -
   Common stock, $.001 par value; authorized 18,500,000 shares; issued and
     outstanding 2,950,000 and 2,950,000 shares                                             3,000                 3,000
   Additional paid-in capital                                                          16,351,000            16,351,000
   Officer's note receivable                                                             (850,000)             (813,000)
   Retained earnings                                                                    5,409,000             4,593,000
   Treasury stock, at cost, 11,008 and 15,698 shares                                      (80,000)              (96,000)
                                                                                  ------------------    -------------------
       Total stockholders' equity                                                      20,833,000            20,038,000
                                                                                  ------------------    -------------------

Total liabilities and stockholders' equity                                           $ 47,015,000          $ 49,000,000
                                                                                  ==================    ===================



See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                      Sixteen Weeks Ended
                                                              ---------------------------------------
                                                                    May 22,               May 17,
                                                                     2000                  1999
                                                              ----------------     ------------------
 Total revenues                                                   $31,727,000          $31,535,000

Costs and expenses
   Food costs                                                      10,537,000           10,472,000
   Labor costs                                                     10,383,000           10,238,000
   Occupancy and other expenses                                     6,146,000            6,232,000
   General and administrative expenses                              1,298,000            1,508,000
   Depreciation and amortization                                    1,706,000            1,032,000
                                                              ----------------     ------------------

   Total costs and expenses                                        30,070,000           29,482,000
                                                              ----------------     ------------------

Income from operations                                              1,657,000            2,053,000

   Interest expense                                                  (483,000)            (372,000)
   Interest income                                                     13,000               18,000
   Other income                                                         8,000                    -
                                                              ----------------     ------------------

Income before income taxes                                          1,195,000            1,699,000

Income tax expense                                                    378,000              680,000
                                                              ----------------     ------------------

Net income                                                        $   817,000          $ 1,019,000
                                                              ================     ==================


Net income per common share - basic                               $      0.28          $      0.35
                                                              ================     ==================

Weighted average shares outstanding - basic                         2,950,000            2,950,000


Net income per common share - diluted                             $      0.28          $      0.35

Weighted average shares outstanding - diluted                       2,950,000            2,950,000


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                SIXTEEN WEEKS ENDED
                                                                                                -------------------
                                                                                        May 22, 2000           May 17, 1999
                                                                                   ---------------------    --------------------
 Cash flows from operating activities:
 Net income                                                                        $       817,000          $     1,019,000
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                       1,706,000                1,032,000
     Amortization of loan cost                                                              35,000                   29,000
     Amortization of royalty fee                                                                 -                   23,000
     Change in operating assets and liabilities:
           Receivables                                                                     465,000                  595,000
           Inventories                                                                      56,000                 (190,000)
           Prepaid expenses                                                               (176,000)                 204,000
           Deposits and other                                                              (10,000)                 (33,000)
           Deferred income taxes                                                          (100,000)                       -
           Accounts payable                                                                 57,000                  920,000
           Other accrued liabilities                                                      (600,000)                (379,000)
                                                                                   ---------------------    --------------------
           Net cash provided by operating activities                                     2,250,000                3,220,000

 Cash flows used in investing activities:
   Proceeds from notes receivable                                                                -                1,124,000
   Acquisition of property, buildings and equipment                                     (1,044,000)              (2,102,000)
   Loans to officers                                                                       (37,000)                       -
                                                                                   ---------------------    --------------------
           Net cash used in investing activities                                        (1,081,000)                (978,000)

 Cash flows from financing activities:
    Payments to extinguish long term debt                                               (3,850,000)              (2,837,000)
    Principal payment on capital leases                                                    (37,000)                 (84,000)
    Proceeds from line of credit                                                         1,750,000                  800,000
    Sale of treasury stock                                                                  16,000                   33,000
                                                                                   ---------------------    --------------------
           Net cash used in financing activities                                        (2,121,000)              (2,088,000)
                                                                                   ---------------------    --------------------

 Net increase (decrease) in cash and cash equivalents                                     (952,000)                 154,000

 Cash and cash equivalents at beginning of period                                        1,039,000                  121,000
                                                                                   ---------------------    --------------------

 Cash and cash equivalents at end of period                                        $        87,000          $       275,000
                                                                                   =====================    ====================


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                        SIXTEEN WEEKS ENDED
                                                                                        -------------------
                                                                            MAY 22, 2000                    MAY 17, 1999
                                                                            ------------                    ------------
Supplemental disclosures of cash flow Information:

CASH PAID FOR INTEREST                                                   $     181,000                    $       482,000
                                                                         =============                    ===============

CASH PAID FOR INCOME TAXES                                               $      37,000                    $             -
                                                                         =============                    ===============

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Exchange of receivables from Phoenix Restaurant Group
        for equipment                                                     $    185,000                     $            -


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE (A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 2000 consolidated financial statements to conform to the fiscal 2001 presentation. The accompanying condensed financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

The operating results for the 16-week period ended May 22, 2000 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, eleven BuddyFreddys Country Buffet restaurants, ten franchised JB's Restaurants, six JJ North's Grand Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. The operating results for the 16-week period ended May 22, 2000 also include three BuddyFreddys Country Buffet restaurants that were closed at the end of the period after the Company reached agreement with Phoenix Restaurant Group to terminate a joint venture. Also included in results were operations for one North's Star Buffet restaurant which was closed for remodeling and one franchised JB's Restaurants which was closed following termination of the building lease. One restaurant property acquired in November 1999 for conversion to a BuddyFreddys Country Buffet was opened in June 2000. Also during the quarter, the Company acquired for conversion a restaurant property that is scheduled to open as a BuddyFreddys Country Buffet restaurant during the third quarter of fiscal 2001.

The operating results for the 16-week period ended May 17, 1999 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, two Casa Bonita restaurants, six JJ North's Grand Buffet restaurants, three North's Star Buffet restaurants, nine franchised JB's Restaurants, two BuddyFreddys restaurants, three Holiday House restaurants and eight BuddyFreddys Country Buffet restaurants. The operating results for the 16-week period ended May 17, 1999 also include the operations for two closed North's Star Buffet restaurants, the operations of an additional BuddyFreddys Country Buffet restaurant and the operations of an additional BuddyFreddys restaurant. One BuddyFreddys Country Buffet was closed for conversion during the quarter ended May 17, 1999.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) RELATED PARTY TRANSACTION

In connection with the company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured and bear interest at the prevailing rate set forth in the Company's credit facility with Fleet National Bank. The current rate is approximately eight percent. At the end of the first quarter ended May 22, 2000, the loans totaled $850,000.

NOTE (C) CONTINGENCIES

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

                       STAR BUFFET, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto, presented elsewhere in this Report. Comparability of future periods may from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies, and the costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company's results of operations.

Consolidated net income for the 16-week period ended May 22, 2000 decreased $202,000 or 19.8% to $817,000 or $0.28 per share on a diluted basis as compared with net income of $1,019,000 for the comparable prior year period. The decrease in net income is primarily due to pre-tax write offs of approximately $590,000, the majority of which was associated with the cost of terminating a joint venture with Phoenix Restaurant Group. The Company and Phoenix Restaurant Group divide income and losses based on an agreed upon formula. Included in notes and other receivables is $322,000 due from Phoenix Restaurant Group as a result of the agreement.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Form 10-K, for the fiscal year ended January 31, 2000, and other filings with the Securities and Exchange Commission.

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

Other income represents gain from the sell of an investment.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 16 weeks ended May 22, 2000 and May 17, 1999.


                                                                             SIXTEEN WEEKS ENDED
                                                                             -------------------
                                                                       May 22,                  May 17,
                                                                        2000                     1999
                                                                -------------------- ---- ------------------
                 Total revenues                                            100.0%                   100.0%
                                                                 --------------------     -------------------
                 Costs and expenses
                    Food costs                                              33.2                     33.2
                    Labor  costs                                            32.7                     32.4
                    Occupancy and other expenses                            19.4                     19.8
                    General and administrative expenses                      4.1                      4.8
                    Depreciation and amortization                            5.4                      3.3
                                                                --------------------     -------------------
                      Total costs and expenses                              94.8                     93.5
                                                                --------------------     -------------------

                 Income from operations                                      5.2                      6.5

                    Interest expense                                        (1.5)                    (1.2)
                    Interest income                                          0.1                      0.1
                     Other Income                                            -                        -
                                                                --------------------     -------------------
                     Income before income taxes                              3.8                      5.4

                 Income tax expense                                          1.2                      2.2
                                                                --------------------     -------------------

                 Net income                                                  2.6%                     3.2%
                                                                ====================     ===================

                 Effective income tax rate                                  31.6%                    40.0%
                                                                ====================     ===================

Total revenues increased $192,000 or 0.6% from $31.5 million in the 16 weeks ended May 17, 1999 to $31.7 million in the 16 weeks ended May 22, 2000. The increase in revenues was primarily attributable to higher same store sales increases in the HomeTown Buffet and Casa Bonita divisions.

Food costs as a percentage of total revenues remained flat at 33.2% during the 16-week period ended May 17, 1999 and May 22, 2000.

Labor costs as a percentage of total revenues increased from 32.4% during the 16-week period ended May 17, 1999 to 32.7% during the 16-week period ended May 22, 2000. The increase as a percentage of total revenues was primarily attributable to increases in benefits and workers compensation from the prior year.

Occupancy and other expenses as a percentage of total revenues decreased from 19.8% during the 16-week period ended May 17, 1999 to 19.4% during the 16-week period ended May 22, 2000. The decrease as a percentage of total revenues was primarily attributable to a decrease in advertising expenditures.

General and administrative costs as a percentage of total revenues decreased from 4.8% during the 16-week period ended May 17, 1999 to 4.1% during the 16-week period ended May 22, 2000. The decrease as a percentage of total revenues was primarily attributable to lower legal expenses in the current year.

Depreciation and amortization as a percentage of total revenues increased from 3.3% during the 16-week period ended May 17, 1999 to 5.4% during the 16-week period ended May 22, 2000. The increase as a percentage of total revenues was primarily attributable to the pre-tax write-offs of approximately $590,000, the majority of which was associated with the cost of terminating a joint venture with Phoenix Restaurant Group.

Interest expense as a percentage of total revenues increased from 1.2% during the 16-week period ended May 17, 1999 to 1.5% during the 16-week period ended May 22, 2000. The increase as a percentage of total revenues was primarily attributable to the higher debt balances and interests rates.

Interest income of $13,000 for the 16-week period ended May 22, 2000 was generated by the Company's cash and outstanding notes receivable balances during the period. Interest income of $18,000 for the 16-week period ended May 17, 1999 was generated by the Company's cash and outstanding notes receivable balances during the period. Management has suspended the interest accrual on the notes receivable from North's Restaurants, Inc. ("North's") pending the resolution of the Company's dispute with North's.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment and construction could affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Recent legislation increasing the federal minimum wage has resulted in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its customers or if it were able to do so, it could do so in a short period of time.

LIQUIDITY AND CAPITAL RESOURCES

The Company, historically financed operations through a combination of cash on hand, cash provided from operations and, prior to the Company's initial public offering in September 1997, borrowings available to its predecessor under bank lines of credit.

As of May 22, 2000, the Company had $87,000 in cash. Cash and cash equivalents decreased by $952,000 during the 16 weeks ended May 22, 2000. Total cash provided by operations was approximately $2.3 million. The Company used approximately $1.0 million on capital improvements and approximately $2.1 million to extinguish long term debt.

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

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and will provide capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $10,025,000 as of June 26, 2000. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $4,600,000 on June 26, 2000.

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

SEGMENT AND RELATED REPORTING

The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on the brand similarities.

The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Grand Buffet restaurants and two North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, thirteen BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's eleven franchised JB's Restaurants.

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


                                         (Dollars in Thousands)
              16 WEEKS ENDED              HOMETOWN        CASA       NORTH'S     FLORIDA
                                                          ----
               MAY 22, 2000                BUFFET        BONITA       STAR        BUFFET       JB'S        OTHER        TOTAL
               ------------                ------        ------       ----        ------       ----        -----        -----
Revenues                               $    13,861     $    3,472  $    3,223   $    7,636  $   3,535   $      --    $   31,727
Interest income                                  5             --          --           --         --           8            13
Interest expense                               (45)            --          --           --         (2)       (436)         (483)
Deprecation & amortization                     469             54         274          800        103           6         1,706
Income (loss) before income taxes            1,706            580         (70)        (201)       179        (999)        1,195
Total assets                                13,661          1,974       8,289       16,970      5,717         404        47,015


              16 WEEKS ENDED
               MAY 17, 1999
               -----------
Revenues                               $    13,752     $    3,441  $    3,783   $    7,542  $   3,017   $      --    $   31,535
Interest income                                 --             --           6           --         --          12            18
Interest expense                               (49)            --          (3)         (11)        (3)       (306)         (372)
Deprecation & amortization                     560             45         132          225         63           7         1,032
Income (loss) before income taxes            1,716            589          68          242        165      (1,081)        1,699
Total assets                                14,659          1,680      11,422       12,883      3,086         (98)       43,632

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


                                              STAR BUFFET, INC. AND SUBSIDIARIES


         July 5, 2000                     By: /s/ Robert E. Wheaton
                                              ---------------------
                                              Robert E. Wheaton
                                              President and
                                              Chief Executive Officer