Form 10-Q
period 2000-08-14
STAR BUFFET INC
filed 2000-09-27
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: AUGUST 14, 2000

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

                               420 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
               (Address of principal executive offices) (Zip Code)

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

There were 2,950,000 shares of the issuer's common stock, par value $.001 per share, were outstanding as of September 18, 2000.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets as of August 14, 2000
                   (unaudited) and January 31, 2000................................................  3

                 Unaudited Consolidated Condensed Statements of Income for the
                   twelve and twenty-eight weeks ended August 14, 2000 and
                   August 9, 1999..................................................................  5

                 Unaduited Consolidated Condensed Statements of Cash Flows
                   for the twenty-eight weeks ended August 14, 2000 and August 9, 1999.............  6

                 Notes to Unaudited Consolidated Condensed Financial Statements....................  8

         Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations........................................................... 10

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings................................................................. 16

         Item 4. Submission of Matters to a Vote of Security Holders............................... 17

         Item 6. Exhibits and Reports on Form 8-K.................................................. 18

         Signature................................................................................. 19


                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                             AUGUST 14,         JANUARY 31,
ASSETS                                                                         2000                2000
                                                                            -----------         -----------
                                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                                $ 1,367,000         $ 1,039,000
   Current portion of notes and other receivables                               878,000           2,061,000
   Inventories                                                                  914,000           1,050,000
   Deferred income taxes, net                                                   221,000             221,000
   Prepaid expenses                                                             315,000              84,000
                                                                            -----------         -----------
   Total current assets                                                       3,695,000           4,455,000
                                                                            -----------         -----------
Property, buildings and equipment, at cost, less accumulated
   depreciation                                                              33,770,000          34,367,000
                                                                            -----------         -----------
Real property and equipment under capitalized leases, at cost, less
   accumulated amortization                                                   1,704,000           1,792,000
                                                                            -----------         -----------
Other assets:
   Notes receivable, net of current portion                                   3,494,000           3,494,000
   Deposits and other                                                           285,000             262,000
                                                                            -----------         -----------
   Total other assets                                                         3,779,000           3,756,000
                                                                            -----------         -----------
Goodwill, less accumulated amortization                                       3,910,000           4,034,000
Other intangible assets, less accumulated amortization                          519,000             596,000
                                                                            -----------         -----------
   Total intangible assets                                                    4,429,000           4,630,000
                                                                            -----------         -----------
Total assets                                                                $47,377,000         $49,000,000
                                                                            ===========         ===========


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                      AUGUST 14,            JANUARY 31,
                                                                                             2000                  2000
                                                                                         ------------          ------------
                                                                                          (unaudited)
Current liabilities:
   Accounts payable - trade                                                              $  6,189,000          $  5,164,000
   Payroll and related taxes                                                                1,918,000             2,633,000
   Sales and property taxes                                                                 1,333,000             1,136,000
   Rent, licenses and other                                                                 1,156,000               549,000
   Current maturities of obligations under capital leases and long-term debt                2,999,000             2,744,000
                                                                                         ------------          ------------
       Total current liabilities                                                           13,595,000            12,226,000
                                                                                         ------------          ------------
   Deferred income taxes, net                                                                 432,000               532,000
   Capitalized lease obligations, net of current maturities                                 1,785,000             1,854,000
   Long-term debt, net of current maturities                                               10,025,000            14,350,000
   Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or
     outstanding                                                                                   --                    --
   Common stock, $.001 par value; authorized 8,000,000 and 18,500,000 shares;
     issued and outstanding 2,950,000 and 2,950,000 shares                                      3,000                 3,000
   Additional paid-in capital                                                              16,351,000            16,351,000
   Officer's note receivable                                                                 (850,000)             (813,000)
   Retained earnings                                                                        6,103,000             4,593,000
   Treasury stock, at cost, 6,410 and 15,698 shares                                           (67,000)              (96,000)
                                                                                         ------------          ------------
       Total stockholders' equity                                                          21,540,000            20,038,000
                                                                                         ------------          ------------
Total liabilities and stockholders' equity                                               $ 47,377,000          $ 49,000,000
                                                                                         ============          ============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              TWELVE WEEKS ENDED                       TWENTY-EIGHT WEEKS ENDED
                                                      ----------------------------------          ---------------------------------
                                                       AUGUST 14,             AUGUST 9,            AUGUST 14,            AUGUST 9,
                                                         2000                   1999                  2000                  1999
                                                      ------------          ------------          ------------         ------------
Total revenues                                        $ 22,179,000          $ 22,836,000          $ 53,906,000         $ 54,371,000

Costs and expenses
   Food costs                                            7,065,000             7,461,000            17,602,000           17,933,000
   Labor costs                                           7,561,000             7,807,000            17,944,000           18,045,000
   Occupancy and other expenses                          4,397,000             4,494,000            10,543,000           10,727,000
   General and administrative expenses                     892,000               983,000             2,190,000            2,491,000
   Depreciation and amortization                           836,000               848,000             2,542,000            1,880,000
                                                      ------------          ------------          ------------         ------------
   Total costs and expenses                             20,751,000            21,593,000            50,821,000           51,076,000
                                                      ------------          ------------          ------------         ------------
Income from operations                                   1,428,000             1,243,000             3,085,000            3,295,000

   Interest expense                                       (374,000)             (281,000)             (857,000)            (652,000)
   Interest income                                           9,000                 3,000                21,000               21,000
   Other Income                                                 --                    --                 8,000                   --
                                                      ------------          ------------          ------------         ------------
Income before income taxes                               1,063,000               965,000             2,257,000            2,664,000

Income tax expense                                         369,000               386,000               747,000            1,066,000
                                                      ------------          ------------          ------------         ------------
Net income                                            $    694,000          $    579,000          $  1,510,000         $  1,598,000
                                                      ============          ============          ============         ============
Net income per common share - basic                   $       0.24          $       0.20          $       0.51         $       0.54
                                                      ============          ============          ============         ============
Weighted average shares outstanding - basic              2,950,000             2,950,000             2,950,000            2,950,000
                                                      ============          ============          ============         ============
Net income per common share - diluted                 $       0.24          $       0.20          $       0.51         $       0.54
                                                      ============          ============          ============         ============
Weighted average shares outstanding - diluted            2,950,000             2,950,000             2,950,000            2,950,000
                                                      ============          ============          ============         ============


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      TWENTY-EIGHT WEEKS ENDED
                                                               ------------------------------------
                                                               AUGUST 14, 2000       AUGUST 9, 1999
                                                               ---------------       --------------
Cash flows from operating activities:
Net income                                                       $ 1,510,000          $ 1,598,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                  2,569,000            1,880,000
    Amortization of loan cost                                         36,000               50,000
    Amortization of royalty fee                                           --               23,000
    Change in operating assets and liabilities:
          Receivables                                                998,000              420,000
          Inventories                                                136,000             (157,000)
          Prepaid expenses                                          (231,000)              34,000
          Deposits and other                                         (23,000)             (33,000)
          Deferred income taxes                                     (100,000)                  --
          Accounts payable                                         1,025,000            1,041,000
          Other accrued liabilities                                   89,000              301,000
                                                                 -----------          -----------
          Net cash provided by operating activities                6,009,000            5,157,000

Cash flows from investing activities:
  Proceeds from notes receivable                                          --            1,124,000
  Acquisition of property, buildings and equipment                (1,534,000)          (5,806,000)
  Loans to officer                                                   (37,000)            (341,000)
                                                                 -----------          -----------
          Net cash used in investing activities                   (1,571,000)          (5,023,000)

Cash flows from financing activities:
   Payments to extinguish long term debt                          (6,050,000)          (2,837,000)
   Principal payment on capital leases                               (64,000)            (147,000)
   Proceeds from line of credit                                    1,975,000            2,700,000
   Sale of treasury stock                                             29,000               40,000
                                                                 -----------          -----------
          Net cash used in financing activities                   (4,110,000)            (244,000)
                                                                 -----------          -----------
Net increase (decrease) in cash and cash equivalents                 328,000             (110,000)

Cash and cash equivalents at beginning of period                   1,039,000              121,000
                                                                 -----------          -----------
Cash and cash equivalents at end of period                       $ 1,367,000          $    11,000
                                                                 ===========          ===========


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                             TWENTY-EIGHT WEEKS ENDED
                                                          -------------------------------
                                                          AUGUST 14, 2000  AUGUST 9, 1999
                                                          ---------------  --------------
Supplemental disclosures of cash flow Information:

CASH PAID FOR INTEREST                                      $508,000         $109,000
                                                            ========         ========
CASH PAID FOR INCOME TAXES                                  $ 37,000         $ 32,000
                                                            ========         ========
NON CASH INVESTING AND FINANCING ACTIVITIES:

    Exchange of receivables from Phoenix Restaurant
        Group for equipment                                 $185,000         $     --



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

The operating results for the 12-week period ended August 14, 2000 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, eleven BuddyFreddys Country Buffet restaurants, ten franchised JB's Restaurants, six JJ North's Grand Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. One restaurant property acquired in November 1999 for conversion to a BuddyFreddys Country Buffet was opened in June 2000.

The operating results for the 12-week period ended August 9, 1999 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, thirteen BuddyFreddys Country Buffet restaurants, ten franchised JB's Restaurants, six JJ North's Grand Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and two North's Star Buffet restaurants. One other North's Star Buffet restaurant was closed during the quarter.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) RELATED PARTY TRANSACTION

In connection with the company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured and bear interest at the prevailing rate set forth in the Company's credit facility with Fleet National Bank. The current rate is approximately 8.8 percent. At the end of the second quarter ended August 14, 2000, the loans totaled $850,000.

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

Consolidated net income for the 12-week period ended August 14, 2000 increased $115,000 or 19.9% to $694,000 or $0.24 per share on a diluted basis as compared with net income of $579,000 for the comparable prior year period. Consolidated net income for the 28-week period ended August 14, 2000 decreased $88,000 or 5.5% to $1,510,000 or $0.51 per share on a diluted basis as compared with net income of $1,598,000 for the comparable prior year period. The decrease in net income is primarily due to pre-tax write offs in the first quarter of approximately $590,000, the majority of which was associated with the cost of terminating a joint venture with Phoenix Restaurant Group. The Company and Phoenix Restaurant Group divide income and losses based on an agreed upon formula. Included in notes and other receivables is $322,000 due from Phoenix Restaurant Group as a result of the agreement.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 14, 2000 and August 9, 1999.

                                                   TWELVE WEEKS ENDED           TWENTY-EIGHT WEEKS ENDED
                                               --------------------------      --------------------------
                                               AUGUST 14,      AUGUST 9,       AUGUST 14,       AUGUST 9,
                                                  2000           1999            2000             1999
                                               ----------      ---------       ----------       ---------
Total revenues                                   100.0%          100.0%          100.0%          100.0%
                                                 -----           -----           -----           -----
Costs and expenses
   Food costs                                     31.9            32.7            32.6            33.0
   Labor costs                                    34.1            34.2            33.3            33.2
   Occupancy and other expenses                   19.8            19.7            19.6            19.7
   General and administrative expenses             4.0             4.3             4.1             4.6
   Depreciation and amortization                   3.8             3.7             4.7             3.4
                                                 -----           -----           -----           -----
     Total costs and expenses                     93.6            94.6            94.3            93.9
                                                 -----           -----           -----           -----
Income from operations                             6.4             5.4             5.7             6.1

   Interest expense                               (1.7)           (1.2)           (1.6)           (1.2)
   Interest income                                 0.1            --               0.1            --
   Other income                                   --              --              --              --
                                                 -----           -----           -----           -----
   Income before income taxes                      4.8             4.2             4.2             4.9

Income tax expense                                (1.7)           (1.7)           (1.4)           (2.0)
                                                 -----           -----           -----           -----
Net income                                         3.1%            2.5%            2.8%            2.9%
                                                 =====           =====           =====           =====
Effective income tax rate                         34.7%           40.0%           33.1%           40.0%
                                                 =====           =====           =====           =====


Total revenues decreased $657,000 or 2.9% from $22.8 million in the 12 weeks ended August 9, 1999 to $22.2 million in the 12 weeks ended August 14, 2000. Total revenues decreased $465,000 or 0.9% from $54.4 million in the 28 weeks ended August 9, 1999 to $53.9 million in the 28 weeks ended August 14, 2000. The decrease in revenues is primarily due to the closure of three restaurants related to the termination of a joint venture with Phoenix Restaurant Group.

Food costs as a percentage of total revenues decreased from 32.7% during the 12-week period ended August 9, 1999 to 31.9% during the 12 weeks ended August 14, 2000, and from 33.0% during the 28-week period ended August 9, 1999 to 32.6% during the 28 weeks ended August 14, 2000. The decrease as a percentage of total revenues was primarily attributable to lower food costs in the converted Florida Buffets Division stores and the Casa Bonita Division stores.

Labor costs as a percentage of total revenues decreased from 34.2% during the 12-week period ended August 9, 1999 to 34.1% during the 12-week period ended August 14, 2000. The decrease as a percentage of total revenues was primarily attributable to lower labor costs in the converted Florida Buffet Division stores. Labor costs as a percentage of total revenues increased from 33.2% during the

28-week period ended August 9, 1999 to 33.3% during the 28-week period ended August 14, 2000. The increase as a percentage of total revenues was primarily attributable to increases in benefits and workers compensation from the prior year.

Occupancy and other expenses as a percentage of total revenues increased from 19.7% during the 12-week period ended August 9, 1999 to 19.8% during the 12-week period ended August 14, 2000. The increase as a percentage of total revenues primarily reflects decreased revenues. Occupancy and other expenses as a percentage of total revenues decreased from 19.7% during the 28-week period ended August 9, 1999 to 19.6% during the 12-week period ended August 14, 2000. The decrease as a percentage of total revenues primarily reflects lower occupancy expenses in the North's Star Division restaurants.

General and administrative costs as a percentage of total revenues decreased from 4.3% during the 12-week period ended August 9, 1999 to 4.0% during the 12-week period ended August 14, 2000, and from 4.6% during the 28-week period ended August 9, 1999 to 4.1% during the 28-week period ended August 14, 2000. The decrease as a percentage of total revenues primarily reflects better controls of administrative expenses.

Interest expense as a percentage of total revenues increased from 1.2% during the 12-week period ended August 9, 1999 to 1.7% during the 12-week period ended August 14, 2000, and from 1.2% during the 28-week period ended August 9, 1999 to 1.6% during the 28-week period ended August 14, 2000. The increase as a percentage of total revenues was primarily attributable to increasing interest rates on the Company's credit facility.

Interest income of $9,000 and $21,000 for the 12 and 28-week periods ended August 14, 2000, and interest income of $3,000 and $21,000 for the 12 and 28-week periods ended August 9, 1999, respectively, was generated by the Company's cash and outstanding notes receivable balances during the period. Management has suspended the interest accrual on the notes receivable from North's Restaurants, Inc. ("North's") pending the resolution of the Company's dispute with North's.

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

As of August 14, 2000, the Company had $1,367,000 in cash. Cash and cash equivalents increased by $328,000 during the 28 weeks ended August 14, 2000. Total cash provided by operations was approximately $6.0 million. The Company used approximately $1.5 million on capital improvements and approximately $4.1 million to extinguish long term debt.

The Company intends only limited unit expansion, primarily through the acquisition of regional buffet chains or through the purchase of existing restaurants, which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost. Management estimates the cost of acquiring and converting leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new table, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and will provide capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $9,400,000 as of September 18, 2000. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility will be used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $3,800,000 on September 18, 2000.

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

The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Grand Buffet restaurants and one North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, twelve BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten franchised JB's Restaurants.

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

                             (Dollars in Thousands)
    28 WEEKS ENDED                   HOMETOWN        CASA       NORTH'S        FLORIDA
    AUGUST 14, 2000                   BUFFET        BONITA       STAR          BUFFET          JB'S          OTHER         TOTAL
    ---------------                  --------       ------      -------        -------         -----         -----         -----
Revenues                             $ 23,402       $7,040      $  5,413       $ 11,846       $ 6,205       $    --       $ 53,906
Interest income                             5           --            --             --            --            16             21
Interest expense                          (79)          --            --             --            (4)         (774)          (857)
Deprecation & amortization                827           99           370          1,049           183            14          2,542
Income (loss) before income taxes       2,684        1,436            (9)          (418)          378        (1,814)         2,257

Total assets                           13,446        2,140         8,410         16,725         5,483         1,173         47,377

    28 WEEKS ENDED
    AUGUST 9, 1999
    --------------
Revenues                             $ 23,344       $6,975      $  6,347       $ 12,161       $ 5,544       $    --       $ 54,371
Interest income                            --           --             6             --            --            15             21
Interest expense                          (86)          --            (4)           (11)           (5)         (546)          (652)
Deprecation & amortization                985           82           236            454           111            12          1,880
Income (loss) before income taxes       2,684        1,495            36            (85)          373        (1,839)         2,664

Total assets                           14,248        1,772        11,089         16,372         3,282            93         46,856


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 26, 2000. Of the 2,950,000 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 2,479,885 common shares, representing 84.06% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following matters were voted upon at the stockholders' meeting:

     1. Each of the five nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2001 or until their successors are elected and qualified:

                   Name                           Number of Votes Cast
                   ----                      ----------------------------------
                                                For          Authority Withheld
                                             ---------       ------------------
          Robert E. Wheaton                  2,433,805            46,080

          Jack M. Lloyd                      2,455,579            24,306

          Thomas G. Schadt                   2,454,435            25,450

          Phillip "Buddy" Johnson            2,434,949            44,936

          Craig B. Wheaton                   2,454,435            25,450


     2. A proposal to reduce the number of authorized shares of common stock from 18,500,000 to 8,000,000 shares was approved by the following vote:


          Votes Cast              Number of Shares
          ----------              ----------------
          For                         2,472,241

          Against                         7,304

          Abstain                           340

          Broker Non-Votes              470,115


     3. The ratification of the selection of KPMG LLP as independent public accountants of the Company for the current fiscal year was approved by the following vote:

          Votes Cast              Number of Shares
          ----------              ----------------
          For                         2,479,055

          Against                           430

          Abstain                           400

          Broker Non-Votes              470,115


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


                                       STAR BUFFET, INC. AND SUBSIDIARIES


September 27, 2000                     By: /s/ Robert E. Wheaton
                                           ------------------------
                                           Robert E. Wheaton
                                           President and
                                           Chief Executive Officer