Form 10-Q
period 2000-11-06
STAR BUFFET INC
filed 2000-12-21
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: NOVEMBER 6, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 0-6054
                                                 ------

                                STAR BUFFET, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                           DELAWARE                                                     84-1430786
---------------------------------------------------------------         -----------------------------------
 (State or other jurisdiction of incorporation or organization)         (IRS Employer Identification Number)

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

                                                     Yes      X      No
                                                         ----------     --------

There were 2,950,000 shares of the issuer's common stock, par value $.001 per share, outstanding as of December 14, 2000.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               Page
                                                                                                               ----

PART I     FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of November 6, 2000 (unaudited)
                      and January 31, 2000........................................................................3

                  Unaudited Condensed Consolidated Statements of Income for the twelve and forty weeks ended November 6, 2000 and November 1, 1999.....................................5

                  Unaudited Condensed Consolidated Statements of Cash Flows for the forty weeks ended November 6, 2000 and November 1, 1999...........................................6

                  Notes to Unaudited Condensed Consolidated Financial Statements..................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................................10

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................16

PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................17

         Item 6.  Exhibits and Reports on Form 8-K...............................................................18

         Signature...............................................................................................19

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I:  FINANCIAL INFORMATION


ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     NOVEMBER 6,           JANUARY 31,
ASSETS                                                                                  2000                   2000
                                                                                  ------------------    -------------------
                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                                      $     1,250,000       $     1,039,000
   Current portion of notes and other receivables                                       1,036,000             2,061,000
   Inventories                                                                            930,000             1,050,000
   Deferred income taxes, net                                                             221,000               221,000
   Prepaid expenses                                                                       574,000                84,000
                                                                                  ------------------    -------------------

   Total current assets                                                                 4,011,000             4,455,000
                                                                                  ------------------    -------------------

Property, buildings and equipment, at cost, less accumulated
   depreciation                                                                        33,635,000            34,367,000
                                                                                  ------------------    -------------------

Real property and equipment under capitalized leases, at cost, less
   accumulated amortization                                                             1,665,000             1,792,000
                                                                                  ------------------    -------------------

Other assets:
   Notes receivable, net of current portion                                             3,494,000             3,494,000
   Deposits and other                                                                     286,000               262,000
                                                                                  ------------------    -------------------

   Total other assets                                                                   3,780,000             3,756,000
                                                                                  ------------------    -------------------

Goodwill, less accumulated amortization                                                 3,886,000             4,034,000
Other intangible assets, less accumulated amortization                                    492,000               596,000
                                                                                  ------------------    -------------------

   Total intangible assets                                                              4,378,000             4,630,000
                                                                                  ------------------    -------------------
Total assets                                                                         $ 47,469,000          $ 49,000,000
                                                                                  ==================    ===================


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



LIABILITIES AND STOCKHOLDERS' EQUITY                                                       NOVEMBER 6,            JANUARY 31,
                                                                                              2000                   2000
                                                                                        ------------------     ------------------
                                                                                            (unaudited)

Current liabilities:
   Accounts payable - trade                                                             $     4,909,000           $  5,164,000
   Payroll and related taxes                                                                  1,600,000              2,633,000
   Sales and property taxes                                                                   1,499,000              1,136,000
   Rent, licenses and other                                                                   1,166,000                549,000
   Current maturities of obligations under capital leases and long-term debt                  3,252,000              2,744,000
                                                                                        ------------------     ------------------

       Total current liabilities                                                             12,426,000             12,226,000
                                                                                        ------------------     ------------------

   Deferred income taxes, net                                                                   432,000                532,000
   Capitalized lease obligations, net of current maturities                                   1,754,000              1,854,000
   Long-term debt, net of current maturities                                                 11,325,000             14,350,000

   Preferred stock, $.001 par value; authorized 1,500,000 shares; none
     issued or outstanding                                                                            -                      -
   Common stock, $.001 par value; authorized 8,000,000 and 18,500,000;
     shares issued and outstanding 2,950,000 and 2,950,000 shares                                 3,000                  3,000
   Additional paid-in capital                                                                16,351,000             16,351,000
   Officer's note receivable                                                                   (918,000)              (813,000)
   Retained earnings                                                                          6,152,000              4,593,000
   Treasury stock, at cost, 3,685 and 15,698 shares                                             (56,000)               (96,000)
                                                                                        ------------------     ------------------
       Total stockholders' equity                                                            21,532,000             20,038,000
                                                                                        ------------------     ------------------

Total liabilities and stockholders' equity                                              $    47,469,000           $ 49,000,000
                                                                                        ==================     ==================





See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             TWELVE WEEKS ENDED                        FORTY WEEKS ENDED
                                                   ---------------------------------------    -------------------------------------
                                                     NOVEMBER 6,           NOVEMBER 1,          NOVEMBER 6,          NOVEMBER 1,
                                                        2000                  1999                 2000                 1999
                                                   -----------------     -----------------    ----------------     ----------------
Total revenues                                       $  20,049,000         $  21,347,000        $  73,954,000        $  75,718,000

Costs and expenses
   Food costs                                            6,529,000             7,053,000           24,131,000           24,985,000
   Labor costs                                           6,984,000             7,393,000           24,928,000           25,438,000
   Occupancy and other expenses                          4,353,000             4,582,000           14,897,000           15,309,000
   General and administrative expenses                     954,000             1,211,000            3,144,000            3,702,000
   Depreciation and amortization                           847,000               918,000            3,388,000            2,798,000
                                                   -----------------     -----------------    ----------------     ----------------

   Total costs and expenses                             19,667,000            21,157,000           70,488,000           72,232,000
                                                   -----------------     -----------------    ----------------     ----------------

Income from operations                                     382,000               190,000            3,466,000            3,486,000

   Interest expense                                       (311,000)             (341,000)          (1,168,000)            (994,000)
   Interest income                                           9,000                 9,000               31,000               30,000
   Other Income                                                  -               170,000                8,000              170,000
                                                   -----------------     -----------------    ----------------     ----------------

Income before income taxes                                  80,000                28,000            2,337,000            2,692,000

Income tax expense                                          31,000                11,000              778,000            1,077,000
                                                   -----------------     -----------------    ----------------     ----------------

Net income                                           $      49,000         $      17,000        $   1,559,000        $   1,615,000
                                                   =================     =================    ================     ================

Net income per common share - basic
                                                             $0.02                 $0.01                $0.53                $0.55
                                                   =================     =================    ================     ================

Weighted average shares outstanding - basic              2,950,000             2,950,000            2,950,000            2,950,000
                                                   =================     =================    ================     ================

Net income per common share - diluted
                                                             $0.02                 $0.01                $0.53                $0.55
                                                   =================     =================    ================     ================

Weighted average shares outstanding - diluted            2,950,000             2,950,000            2,950,000            2,950,000
                                                   =================     =================    ================     ================

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FORTY WEEKS ENDED
                                                                                         -----------------
                                                                             NOVEMBER 6, 2000           NOVEMBER 1, 1999
                                                                         ------------------------    -----------------------
Cash flows from operating activities:
Net income                                                               $       1,559,000           $       1,615,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                3,388,000                   2,798,000
    Amortization of deferred loan cost                                              90,000                      70,000
    Amortization of royalty fee                                                          -                      23,000
    Change in operating assets and liabilities:
          Receivables                                                              840,000                     103,000
          Inventories                                                              120,000                    (205,000)
          Prepaid expenses                                                        (490,000)                   (375,000)
          Deposits and other                                                       (24,000)                    (83,000)
          Accounts payable                                                        (255,000)                  1,028,000
          Other accrued liabilities                                               (158,000)                   (436,000)
                                                                         ------------------------    -----------------------
          Net cash provided by operating activities                              5,070,000                   4,538,000

Cash flows from investing activities:
  Collections on notes receivable                                                        -                   1,124,000
  Loans to officer                                                                (105,000)                   (522,000)
  Acquisition of property, buildings and equipment                              (2,177,000)                 (7,778,000)
                                                                         ------------------------    -----------------------
          Net cash used in investing activities                                 (2,282,000)                 (7,176,000)

Cash flows from financing activities:
   Payments to extinguish long term debt                                        (7,200,000)                 (3,500,000)
   Principal payment on capital leases                                             (92,000)                   (242,000)
   Proceeds from line of credit                                                  4,675,000                   6,500,000
   Sale of treasury stock                                                           40,000                      49,000
   Loan costs                                                                            -                     (30,000)
                                                                         ------------------------    -----------------------
          Net cash provided by (used in) financing activities                   (2,577,000)                  2,777,000
                                                                         ------------------------    -----------------------

Net increase/(decrease) in cash and cash equivalents                               211,000                     139,000

Cash and cash equivalents at beginning of period                                 1,039,000                     121,000
                                                                         ------------------------    -----------------------

Cash and cash equivalents at end of period                               $       1,250,000           $         260,000
                                                                         ========================    =======================

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                    FORTY WEEKS ENDED
                                                                                    -----------------
                                                                         NOVEMBER 6, 2000         NOVEMBER 1, 1999
                                                                         ----------------         ----------------

Supplemental disclosures of cash flow Information:

CASH PAID FOR INTEREST                                                   $     812,000           $        1,029,000
                                                                         =============           ==================

CASH PAID FOR INCOME TAXES                                               $      37,000           $           51,000
                                                                         =============           ==================

NON CASH INVESTING AND FINANCING ACTIVITIES:

    Exchange of deposit for principal payment                             $          -           $         166,000
    Exchange of receivables from Phoenix Restaurant
        Group for equipment                                               $    185,000           $                -




See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The operating results for the 12-week period ended November 6, 2000 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, thirteen BuddyFreddys Country Buffet restaurants, ten franchised JB's Restaurants, six JJ North's Grand Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and two North's Star Buffet restaurant. One of the two North's Star Buffet restaurants is currently closed for remodeling.

The operating results for the 12-week period ended November 1, 1999 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, fifteen BuddyFreddys Country Buffet restaurants, eleven franchised JB's Restaurants, six JJ North's Grand Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and two North's Star Buffet restaurants.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) RELATED PARTY TRANSACTION

In connection with the company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured and bear interest at the prevailing rate set forth in the Company's credit facility with Fleet National Bank. The current rate is approximately 8.5 percent. At the end of the third quarter ended November 6, 2000, the loans totaled $918,000.

NOTE (C) CONTINGENCIES

On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company has breached the Business Services Agreement. The litigation is continuing.

In September, 2000, the United States District Court, District of Utah, denied the Company's four motions for summary judgment in Case No. 2-98-CV-893. However, the Court in another ruling did grant judgment on the Company's original claim in the amount of $4,478,457.14 subject to certain defenses asserted by North's. The case is currently scheduled to be heard in January 2001.

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

Consolidated net income for the 12-week period ended November 6, 2000 increased $32,000 or 188% to $49,000 or $0.02 per share on a diluted basis as compared with net income of $17,000 for the comparable prior year period. Consolidated net income for the 40-week period ended November 6, 2000 decreased $56,000 or 3.5% to $1,559,000 or $0.53 per share on a diluted basis as compared with net income of $1,615,000 for the comparable prior year period. The decrease in net income is primarily due to pre-tax write offs in the first quarter of approximately $590,000, the majority of which was associated with the cost of terminating a joint venture with Phoenix Restaurant Group. Included in notes and other receivables is $322,000 due from Phoenix Restaurant Group as a result of the agreement.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 6, 2000 and November 1, 1999.


                                                    TWELVE WEEKS ENDED                           FORTY WEEKS ENDED
                                             NOVEMBER 6,            NOVEMBER 1,          NOVEMBER 6,            NOVEMBER 1,
                                                 2000                  1999                 2000                   1999
                                         -------------------    ------------------    ------------------     ------------------

  Total revenues                                 100.0%                100.0%                 100.0%               100.0%
                                         -------------------    ------------------     ------------------    ------------------

  Costs and expenses
     Food costs                                   32.6                  33.0                   32.6                 33.0
     Labor  costs                                 34.8                  34.6                   33.7                 33.6
     Occupancy and other expenses                 21.7                  21.5                   20.1                 20.2
     General and administrative                    4.8                   5.7                    4.3                  4.9
     expenses
     Depreciation and amortization                 4.2                   4.3                    4.6                  3.7
                                         -------------------    ------------------    ------------------    ------------------
       Total costs and expenses                   98.1                  99.1                   95.3                 95.4
                                         -------------------    ------------------    ------------------    ------------------

  Income from operations                           1.9                   0.9                    4.7                  4.6

     Interest expense                             (1.6)                 (1.6)                  (1.6)                (1.3)
     Interest income                               0.1                   0.0                    0.1                  0.0
     Other Income                                  0.0                   0.8                    0.0                  0.2
                                         -------------------    ------------------    ------------------    ------------------
     Income before income taxes                    0.4                   0.1                    3.2                  3.5

  Income tax expense                              (0.2)                  0.0                   (1.1)                (1.4)
                                         -------------------    ------------------    ------------------    ------------------

  Net income                                       0.2%                  0.1%                   2.1%                 2.1%
                                         ===================    ==================    ==================    ==================

  Effective income tax rate                       38.8%                 40.0%                  33.3%                40.0%
                                         ===================    ==================    ==================    ==================


Total revenues decreased $1,298,000 or 6.1% from $21.3 million in the 12 weeks ended November 1, 1999 to $20.0 million in the 12 weeks ended November 6, 2000. The decrease in sales is from fewer stores in operation and declines in comparable same store sales. Total revenues decreased $1,764,000 or 2.3% from $75.7 million in the 40 weeks ended November 1, 1999 to $73.9 million in the 40 weeks ended November 6, 2000. The decrease in revenues is primarily due to the closure of three restaurants related to the termination of a joint venture with Phoenix Restaurant Group and declines in comparable same store sales.

Food costs as a percentage of total revenues decreased from 33.0% during both the 12 and 40-week periods ended November 1, 1999 to 32.6% during the 12 and 40 weeks ended November 6, 2000. The decrease as a percentage of total revenues was primarily attributable to lower food costs in the Casa Bonita and North's Star Division stores in the 12 week period. The decrease as a percentage of total revenues was primarily attributable to lower food costs in the Casa Bonita and Florida Division stores in the 40 week period.

Labor costs as a percentage of total revenues increased from 34.6% during the 12-week period ended November 1, 1999 to 34.8% during the 12-week period ended November 6, 2000, and from 33.6% during the 40-week period ended November 1, 1999 to 33.7% during the 40 weeks ended November 6, 2000. The increase as a percentage of total revenues was primarily attributable to increases in hourly labor, benefits and workers compensation from the prior year.

Occupancy and other expenses as a percentage of total revenues increased from 21.5% during the 12-week period ended November 1, 1999 to 21.7% during the 12-week period ended November 6, 2000, and decreased from 20.2% during the 40-week period ended November 1, 1999 to 20.1% during the 40-week period ended November 6, 2000. The increase as a percentage of total revenues during the 12 weeks ended November 6, 2000 primarily reflects increases in fixed rent costs.

General and administrative costs as a percentage of total revenues decreased from 5.7% during the 12-week period ended November 1, 1999 to 4.8% during the 12-week period ended November 6, 2000, and from 4.9% during the 40-week period ended November 1, 1999 to 4.3% during the 40-week period ended November 6, 2000. Although legal costs continued to remain at high levels, the decrease in general and administrative costs as a percentage of total revenues primarily reflects lower legal expenses associated with the completion of an arbitration case last year.

Interest expense as a percentage of total revenues remained at 1.6% during the 12-week periods ended November 1, 1999 and November 6, 2000, and increased from 1.3% during the 40-week period ended November 1, 1999 to 1.6% during the 40-week period ended November 6, 2000. The increase as a percentage of total revenues was primarily attributable to increasing interest rates on the Company's credit facility, which offset the lower outstanding balance on the credit line.

Interest income of $9,000 and $31,000 for the 12 and 40-week periods ended November 6, 2000, and interest income of $9,000 and $30,000 for the 12 and 40-week periods ended November 1, 1999, was generated by the Company's cash and outstanding notes receivable balances during the period. Management had previously suspended the interest accrual on the notes receivable from North's Restaurants, Inc. ("North's") pending the resolution of the Company's dispute with North's.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed operations through a combination of cash on hand, cash provided from operations and, prior to the Company's initial public offering in September 1997, borrowings available to its predecessor under bank lines of credit.

As of November 6, 2000, the Company had $1,250,000 in cash. Cash and cash equivalents increased by $211,000 during the 40 weeks ended November 6, 2000. Total cash provided by operations was approximately $5.1 million. The Company used approximately $2.2 million on capital improvements and approximately $2.6 million on payments to reduce long term debt and capital leases.

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

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and will provide capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility outstanding balance was $8,650,000 as of December 14, 2000. Principal payments under the Term Loan Facility are due in quarterly installments, beginning in November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility are to be used for the Company's new unit development acquisitions and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility outstanding balance was $5,800,000 on December 14, 2000.

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

The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Grand Buffet restaurants and two North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, thirteen BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten franchised JB's Restaurants. One of the two North's Star Buffet restaurants is currently closed for remodeling.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets presented in the consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain corporate incomes and expenses in the consolidated statements of income are not included in the reportable segments.

                                                     (Dollars in Thousands)
           40 WEEKS ENDED                   HOMETOWN         CASA          NORTH'S     FLORIDA
           NOVEMBER 6, 2000                  BUFFET         BONITA          STAR        BUFFET       JB'S        OTHER      TOTAL
-          ----------------                  ------         ------          ----        ------       ----        -----      -----

Revenues                               $      32,497   $    9,281   $      7,591  $   15,937  $    8,648   $      --  $   73,954
Interest income                                    5            1             --          --          --          25          31
Interest expense                                (112)          --             --          --          (6)     (1,050)     (1,168)
Deprecation & amortization                     1,175          144            468       1,322         258          21       3,388
Income (loss) before income taxes              3,462        1,757             78        (850)        526      (2,636)      2,337

Total assets                                  13,554        2,085          8,338      16,802       5,479       1,211      47,469

           40 WEEKS ENDED
          NOVEMBER 1, 1999

Revenues                               $      32,539   $    9,346   $      8,811  $   16,944  $    8,078   $      --  $   75,718
Interest income                                   --           --              6          --          --          24          30
Interest expense                                (125)          --             (5)        (11)         (6)       (847)       (994)
Deprecation & amortization                     1,409          119            339         734         179          18       2,798
Income (loss) before income taxes              3,522        1,838             (5)       (294)        575      (2,944)      2,692

Total assets                                  14,567        2,037          9,026      17,158       5,572         567      48,927

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $14,450,000 remained outstanding as of December 14, 2000. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 8.5% in fiscal
2001). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $145,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at December 14, 2000. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

COMMODITY PRICE RISK

The Company purchases certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically the Company uses these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing, menu mix or changing our product delivery strategy. However, increases in commodity prices could result in lower operating margins for our restaurant concepts.

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company has breached the Business Services Agreement. The litigation is continuing.

In September, 2000, the United States District Court, District of Utah, denied the Company's four motions for summary judgment in Case No. 2-98-CV-893. However, the Court in another ruling did grant judgment on the Company's original claim in the amount of $4,478,457.14 subject to certain defenses asserted by North's. The case is currently scheduled to be heard in January 2001.

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


                                     STAR BUFFET, INC. AND SUBSIDIARIES


December 21, 2000                    By:  /s/ Robert E. Wheaton
                                          ---------------------
                                              Robert E. Wheaton
                                              President and
                                              Chief Executive Officer