Form 10-K
period 2001-01-29
STAR BUFFET INC
filed 2001-04-30
CIK 1043156

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-6054

STAR BUFFET, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1430786 (IRS Employer Identification No.)
420 Lawndale Drive Salt Lake City, Utah (Address of Principal Executive Offices)	84115 (Zip Code)

Registrant's Telephone Number, Including Area Code: (801) 463-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class):
 Common Stock $.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 16, 2001, was $3,062,000.

   The number of shares outstanding of the registrant's common stock was 2,950,000 shares as of April 16, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 29, 2001, are incorporated by reference into Part III of this Report.

   The Exhibit Index is contained in Part IV herein on Page E-1.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 29, 2001

i

PART I

Item 1. Business

Overview

    Star Buffet, Inc., a Delaware corporation ("Star" and collectively with its subsidiaries, the "Company") is engaged in the restaurant industry. As of January 29, 2001, the Company owned and operated 16 franchised HomeTown Buffet restaurants, 15 BuddyFreddys restaurants, ten JB's restaurants, six JJ North's Country Buffet restaurants, two North's Star Buffet restaurants, two Holiday House restaurants and two Mexican-themed restaurants operated under the Casa Bonita name. As of January 29, 2001, one of the 15 BuddyFreddys restaurants and one of the two North's Star Buffet restaurants were closed for remodeling and repositioning. The Company's restaurants are located in nine western states, Oklahoma and Florida and are focused upon providing customers with a wide variety of fresh, high quality food at moderate prices.

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

Business

    The Company's objective is to become a leading operator of regional buffet restaurant brands through the acquisition of established regional concepts and subsequent development of additional restaurants within existing or new markets. The Company believes that certain uniformly applied business practices can be used successfully to improve the financial performance of its past and future acquisitions. Key elements of the Company's business practices as are follows:

    Customer Focus.  The Company believes that its ability to deliver high quality food to customers with superior service in clean and friendly environments has been central to its success at improving customer perceptions and sales at its buffet restaurants. The key elements of management's focus include:

  •
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

  •
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

  •
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

  •
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

  •
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

    Brand Management.  The Company's strategy is to separately manage each of its restaurant brands to create a unique presence in the marketplace. Although each of the companies' and its brands is positioned somewhat differently in the market, the Company utilizes many of the same marketing techniques such as local store marketing, radio advertising and promotional mailers to increase customer awareness and loyalty.

Growth Strategy

    The Company's objective is to become a leading operator of regional buffet restaurant brands through (i) acquisitions of existing buffet restaurant chains which management believes can benefit from the Company's management practices, (ii) the acquisitions of exiting restaurant properties that can be converted to buffet brands operated or under development by the Company and (iii) minority investments in or strategic alliances with other restaurant chains. The Company's growth strategy is designed to capitalize on the opportunities management perceives in the fragmented buffet segment of the restaurant industry.

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

    The Company focuses on three primary target audiences in its advertising and promotional programs for its Casa Bonita restaurants: (i) local customers; (ii) tourists; and (iii) groups and parties. The Company markets over a broad regional territory to attract tourists by placing advertisements in tourist and special event guides and by otherwise promoting each Casa Bonita restaurant as a major destination attraction. With its large dining areas and private rooms, the Company also promotes Casa Bonita as an ideal setting for banquets, private parties and other group events.

    Operations.  The two Casa Bonita restaurants are supervised by a Vice President of Operations who reports directly to the Company's President. Each Casa Bonita restaurant has a general manager and at least three assistant managers. Each restaurant employs between 150 and 270 hourly employees (made up of a mix of part-time and full-time workers) depending on restaurants size and traffic.

North's Star Division

    General.  The North's Star Division consists of six JJ North's Country Buffet restaurants and two North's Star Buffet restaurants. The Company's six JJ North's Country Buffet Restaurants are located in Idaho (3), Washington (2), and Oregon (1). The restaurants are approximately 6,500 to 9,000 square feet and seat approximately 210 to 320 customers. The Company's two North's Star Buffet restaurants are located in Utah and Arizona. As of January 29, 2001, one North's Star Buffet was closed for remodeling and repositioning. The restaurants are approximately 4,800 to 9,000 square feet and seat approximately 150 to 320 customers.

    Concept and Menu.  Both JJ North's Country Buffet and North's Star Buffet restaurants offer fixed price lunch, dinner and weekend breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. Prices are approximately $5.59 for lunch and approximately $7.99 for dinner, and may vary depending on restaurant location. The average check for JJ North's Country Buffet is $6.10. The average check in North's Star Buffet is $5.90. The restaurants offer reduced prices to children under age 12 and to senior citizens.

    Both JJ North's Country Buffet and North's Star Buffet restaurants seek to differentiate themselves from other buffet and cafeteria restaurants by the quality and variety of their food offerings. The restaurants feature a "scatter bar" buffet system with separate food islands in an "all-you-can-eat" format. Menus emphasize traditional American "home cooking" and include soups, salads, entrees, vegetables, non-alcoholic beverages and desserts. Customers can choose from multiple entree choices, including fried and baked chicken and fish, roast beef, turkey and ham. Additional entrees, such as lasagna, barbecued ribs and other regional or seasonal dishes, are featured on particular days of the week. In addition to entrees, each meal period includes freshly-prepared soups, assorted vegetable and potato dishes, hot bread and an extensive salad bar. Dessert selections include pudding, assorted cobblers, cakes, cookies and soft-serve frozen dairy desserts and various sundae toppings.

Florida Buffets Division

    General.  The Company, through several transactions, has acquired seventeen properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (13), BuddyFreddys (2) and Holiday House (2). Two of the 13 BuddyFreddys Country Buffet restaurants are closed for remodeling and repositioning. BuddyFreddys restaurants average approximately 10,000 square feet with seating for approximately 350 guests. Holiday House restaurants average approximately 5,500 square feet with seating for approximately 170 guests.

    Concept and Menu.  The 13 BuddyFreddys Country Buffet restaurants offer a buffet menu specializing in local dishes and southern-style cooking. Each location also offers a small gift shop selling a variety of BuddyFreddys apparel, snacks and specialty merchandise. The two BuddyFreddys differ from BuddyFreddys Country Buffets in that they offer a full a la carte menu in addition to the "all-you-can-eat" buffet. The two Holiday House restaurants also operate in a buffet format and specialize in offering the customer a wide variety of meat entrees including ham, roast beef, turkey and its signature leg of lamb. The average check price for BuddyFreddys and Holiday House is approximately $6.60.

JB's Restaurants

    General.  The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit") operates 10 JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. In connection with the acquisition of certain JB's Restaurants in 1998 from CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location which required among other items, the payment of royalty fees.

    Subsequent to the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the annual renewable franchise agreement expired and to date, the Company has elected not to renew these franchise agreements, but instead has entered into negotiations to acquire a long-term license agreement to utilize the JB's Restaurant name. To date, the negotiations have not been finalized with respect to a license agreement.

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

Licenses, Trademarks and Service Marks

    The Company owns the trademarks and service marks for Casa Bonita, BuddyFreddys and Holiday House and has a license agreement with CKE for use of the "Star" name and design. The Company has an agreement with North's Restaurants, Inc. for a royalty-free, transferable license to use the intangible property of JJ North's and is negotiating to acquire a license to operate restaurants under the JB's name. The Company utilizes the HomeTown Buffet mark pursuant to various franchise agreements.

Seasonality

    The Company's business is moderately seasonal in nature with the first and second fiscal quarters being the highest volume periods. The Company's lowest volume periods typically occur during the third and fourth fiscal quarters.

Employees

    As of April 16, 2001, the Company employed approximately 2,800 persons, of whom approximately 2,640 were restaurant employees, and approximately 160 were restaurant management, supervisory and corporate personnel. Restaurant employees include both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

    The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
Robert E. Wheaton	49	Chief Executive Officer, President and Chairman
Ronald E. Dowdy	44	Group Controller, Treasurer and Secretary
Jack M. Lloyd	50	Director
Thomas G. Schadt	59	Director
Phillip "Buddy" Johnson	48	Director
Craig B. Wheaton	43	Director

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

    Jack M. Lloyd has served as a director of the Company since the completion of the Company's initial public offering in September 1997. Mr. Lloyd served as Chairman of the Board of DenAmerica Corp. from July 1996 until September 2000 and as President, Chief Executive Officer and a director of DenAmerica Corp. from March 1996, until September 2000. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp. ("DRC") from 1987 until the March 1996 merger of DRC and DenAmerica and as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980's. Mr. Lloyd also currently serves as a director of Action Performance Companies, Inc. DenAmerica Corp. changed its name to Phoenix Restaurant Group in June 1999.

    Phillip "Buddy" Johnson has served as a Director of the Company since February 1999 and as President of the BuddyFreddys Division since it was acquired in April 1998 until March 2001. Mr. Johnson is the Director of the Division of Real Estate in the Florida Department of Business and Professional Regulations. From 1980 until 1998, he was the founding Chairman and CEO of BuddyFreddys Enterprises. From 1991 to 1996, Mr. Johnson served as Republican floor leader in the Florida House of Representatives. Mr. Johnson also served on the executive committee of The Foundation for Florida's Future, a non-profit corporation established in 1995 by now Governor Jeb Bush.

    Craig B. Wheaton has served as a director of the Company since February 1999. Mr. Wheaton is a partner in the law firm Kilpatrick Stockton LLP. His main areas of practice include employee benefits, executive compensation and general corporate law. Mr. Wheaton received his B.A. degree, with honors, from the University of Virginia and his J.D. degree from Wake Forest University. Mr. Wheaton was a member of the Tax Council of the North Carolina Bar Association Section on Taxation ("93-'98) and chair of its Employee Benefits Committee ("95-'97). He is a member and former president of the Triangle Benefits Forum. He is a member of the Southern Employee Benefits Conference, the Employee Benefits Committee of the American Bar Association's Section of Taxation, the National Pension Assistance Project's National Lawyers Network, and the National Association of Stock Plan Professionals. Mr. Wheaton is the brother of Robert E. Wheaton, the Company's Chairman, President and Chief Executive Officer.

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

    Acquisitions involve a number of special risks that could adversely affect the Company's business, results of operations and financial condition, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired restaurants, the amortization of acquired intangible assets and the potential loss of key employees. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during expansion could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that any acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. Furthermore, the Company is unable to predict the likelihood of any additional acquisitions being proposed or completed in the near future.

    A strategy of growth through acquisitions requires access to significant capital resources. If the Company determines to make a sizeable acquisition, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. At present, the Company has only limited availability under its credit facilities and such availability will be restricted in the future given scheduled principal repayments. As a result, there can be no assurance that adequate financing under its credit facilities would be available to the Company for any such acquisition.

    From February 1998 to January 2001, the Company has acquired 29 restaurants in seven states, including 17 units in Florida. As a result of the acquisitions, the Company is more complex and diverse, and the integration of the acquisitions has presented difficult challenges for the Company's management due to the increased time and resources required in management effort. In order to improve profitability, the Company will need to successfully integrate and streamline restaurant functions. There can be no assurance that integration will be successfully accomplished. The difficulties of such integration have been increased by the necessity of coordinating geographically separate organizations. The integration of certain operations following the acquisitions required the dedication of management resources which has temporarily distracted attention from the day-to-day business of the Company. The failure to effectively integrate the operations of the Company or to improve the results of operations of the acquired restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

    Dependence Upon and Restrictions Resulting from Franchisors.  The Company owns and operates 16 out of its 53 restaurants pursuant to the terms of franchise agreements. The Company operates its 16 HomeTown Buffet Restaurants through its wholly-owned subsidiary, HTB Restaurants, Inc., which is a party to a Franchise Agreement with the HomeTown Franchisor for each such restaurant.

    The performance of the Company's HomeTown Buffet restaurant operations is directly related to the success of the HomeTown Buffet restaurant system, including the management and financial condition of HomeTown as well as restaurants operated by HomeTown and their franchisees. The inability of such restaurants to compete effectively would have a material adverse effect on the Company's operations. The success of the Company's HomeTown Buffet restaurants depends in part on the effectiveness of the HomeTown Franchisor's marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has no control. For example, adverse publicity involving HomeTown restaurants operated by the franchisor or their other franchisees could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's operations with respect to its HomeTown restaurants are subject to certain restrictions imposed by policies and procedures of HomeTown as in effect from time to time. These restrictions limit the Company's ability to modify the menu items and decor of its restaurants and may have the effect of limiting the Company's ability to pursue its business plan. Furthermore, the Franchise Agreement with the HomeTown franchisor imposes substantial restrictions on the Company's ability to operate certain restaurant formats and to open additional restaurants in certain geographical areas.

    The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit") operates 10 JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. In connection with the acquisition of certain JB's Restaurants in 1998 from CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location which required among other items, the payment of royalty fees. Subsequent to the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the annual renewable franchise agreement expired and to date, the Company has elected not to renew these franchise agreements, but instead has entered into negotiations to acquire a long-term license agreement to utilize the JB's Restaurant name. To date, the negotiations have not been finalized with respect to a license agreement.

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

    Restaurant Industry.  Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service businesses such as the Company's can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses such as the Company's to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. The Company's profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor, employee benefits and utility costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing buffet-style restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's business, financial condition and results of operations in particular. Changes in economic conditions affecting the Company's guests could reduce traffic in some or all of the Company's restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will depend in part on the ability of the Company's management to anticipate, identify and respond to changing conditions. There can be no assurance that management will be successful in this regard.

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

    Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline. Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 16, 2001, 2,950,000 shares of Common Stock were outstanding and 683,000 shares were issuable upon exercise of outstanding options at exercise prices ranging from $5.00 to $12.00. The company cannot predict the effect, if any, that sales of shares of the Company's common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company's common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

    Control by One Principal Stockholder.  Robert E. Wheaton, our Chairman, Chief Executive Officer and President, currently beneficially owns approximately 42.6% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 42.6% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors.

Item 2. Properties

    The Company's corporate headquarters are located in Salt Lake City, Utah, and other executive offices are located in Scottsdale, Arizona.

    The Company's restaurants are primarily freestanding locations. As of January 29, 2001 most of the Company's restaurant facilities were leased. The leases expire on dates ranging from 2001 to 2014 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and most call for additional rent based upon revenue volume. Most leases require the Company to maintain the property and pay for the cost of insurance and taxes.

    The following is a summary of the Company's restaurant properties as of January 29, 2001:

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	—	—	1	5	3	9
Leased	16	2	7	12	7	44

    As of January 29, 2001, the Company's restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	17	—	17
Idaho	—	—	3	—	—	3
Montana	—	—	—	—	3	3
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	1	—	4	8
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	8	17	10	53

Item 3. Legal Proceedings

    On November 12, 1998, North's Restaurants, Inc. ("North's") filed a Demand for Arbitration against the Company with the American Arbitration Association, Irvine, California (District No. 949-251-9840), alleging breach of contract in connection with the Company's failure to perform under a Business Services Agreement between North's and the Company dated July 24, 1997. On June 22, 1999, the parties agreed to dismiss the Arbitration Proceeding without prejudice since the issues related to the Business Service Agreement were being litigated in the Utah action described below.

    On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to Star Buffet pursuant to the Assignment Agreement dated September 30, 1997 between Star Buffet and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's have agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000.00, and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note. The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's have agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserve all rights, claims and defenses with respect to the extent and validity of such existing liens.

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

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    The Company's Common is listed on the NASDAQ smallcap market under the symbol "STRZ". As of April 16, 2001, there were approximately 550 record holders of the Company's Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

Fiscal Year	2001				2000				1999
	High		Low		High		Low		High		Low
First Quarter	$3	7/8	$2	1/2	$6	1/8	$4		$17	1/4	$11	7/8
Second Quarter	3	5/8	2	3/8	6	15/16	4	7/8	15	7/8	6	7/8
Third Quarter	3	9/16	2	13/16	5	1/2	3	1/16	8	3/8	3	5/8
Fourth Quarter	3	1/16	2	7/16	4	5/8	3	3/16	7	5/16	5	3/8

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

Item 6. Selected Financial Data

    The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The operating results for the 52-week period ended January 29, 2001 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, ten BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. The results also include 14 weeks for one North's Star Buffet restaurant which was closed for remodeling and 15 weeks for one JB's restaurant which closed when the lease terminated. In addition, results include 49, 31, 18, 12 and 12 weeks respectively for five BuddyFreddys Country Buffet restaurants. Two restaurants were closed at the end of the fiscal year for remodeling and repositioning. During the first quarter of fiscal 2002, an additional restaurant was closed for remodeling and repositioning.

    The operating results for the 53-week period ended January 31, 2000 included 53 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, nine franchised JB's restaurants, six JJ North's Country Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two North's Star Buffet restaurants, two Casa Bonita restaurants and two Holiday House restaurants. The results also included 3 weeks of operations for 2 North's Star Buffet restaurants that were converted back to JB's Restaurants operating for 28 and 13 weeks respectively in fiscal 2000; 17 weeks of operations for one Holiday House that was converted to a BuddyFreddys Country Buffet restaurant operating for 34 weeks; and 46, 45, 40, 32, 25, 21 and 14 weeks respectively for seven BuddyFreddys Country Buffet restaurants. In addition, two restaurants were closed at the end of the fiscal year—one due to impassable road construction, the other is a recent acquisition awaiting conversion to a BuddyFreddys Country Buffet restaurant.

    The operating results for the 52-week period ended January 25, 1999 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and six JJ North's Country Buffet restaurants. The results also included 48 weeks of operations for the nine franchised JB's Restaurants operated by the Company; 50 weeks for three Stacey's Buffets that were converted to BuddyFreddys Country Buffet; 48 weeks for two Maggies Buffets that were converted; 43 weeks for two BuddyFreddys; 8 weeks for one BuddyFreddys Country Buffet; 3 weeks of operations for one BuddyFreddys Country Buffet; 50 weeks for one North's Star Buffet; 48 weeks for one North's Star Buffet; 36 weeks for one North's Star Buffet; 31 weeks for one North's Star Buffet; 24 weeks for one North's Star Buffet; and 3 weeks for three Holiday House restaurants.

    The 52-week period ended January 26, 1998 includes the results of operations of 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and seven JJ North's Grand Buffet Restaurants operated by the Company from September 30, 1997, (the date of JJ North's acquisition).

    Operating statement data for periods beginning after July 15, 1996 are herein referred to as the Successor Company or Successor. The operating statement data for the 28-weeks ending January 27, 1997 include the results of operations of 16 franchised HomeTown Buffet restaurants and the results of operations of the two Casa Bonita restaurants from October 1, 1996, (the date of the Casa Bonita acquisition). The operating results for the 30-week period ending July 15, 1996 include only the results of operations of HTB Restaurants, Inc., an operator of franchised HomeTown Buffet restaurants, and are referred to herein as the Predecessor Company or Predecessor. Summit Family Restaurants Inc. and its wholly-owned subsidiary HTB was acquired by CKE on July 15, 1996 (the "Summit Acquisition").

SELECTED FINANCIAL DATA
(In thousands except per share amounts and restaurant data)

	Successor Company					Predecessor Company
	Fifty-Two Weeks Ended Jan. 29, 2001	Fifty-Two Weeks Ended Jan. 31, 2000	Fifty-Two Weeks Ended Jan. 25, 1999	Fifty-Two Weeks Ended Jan. 26, 1998
					Twenty-Eight Weeks Ended Jan. 27, 1997	Thirty Weeks Ended July 15, 1996
Consolidated Statements of Income Data:
Total revenues	$94,039	$99,066	$85,409	$54,659	$23,632	$23,207
Costs and expenses:
Food costs	30,899	32,644	28,578	18,024	8,371	8,569
Labor costs	32,301	33,650	27,983	17,301	7,565	6,810
Occupancy and other expenses	18,880	20,434	17,806	10,829	4,732	5,030
General and administrative	4,108	5,148	4,272	2,291	1,062	1,193
Depreciation, amortization and impairment of long-lived assets	4,240	3,733	3,048	2,109	988	914

Total costs and expenses	90,428	95,609	81,687	50,554	22,718	22,516

Income from operations	3,611	3,457	3,722	4,105	914	691
Interest expense	(1,556)	(1,419)	(597)	(200)	(106)	(145)
Other Income	52	213	933	593	—	—

Income before income taxes	2,107	2,251	4,058	4,498	808	546
Income tax expense	705	826	1,623	1,799	338	216

Net Income	$1,402	$1,425	$2,435	$2,699	$470	$330

Net Income per common share—diluted	$0.48	$0.48	$0.53	$0.76	$0.18

Weighted average shares outstanding—diluted	2,950	2,950	4,601	3,528	2,600
Balance sheet data:
Total assets	$46,002	$49,000	$44,159	$40,969	$16,783
Total debt including current portion	14,728	18,948	17,303	2,368	2,609
Stockholders' equity	$21,380	$20,038	$19,363	$32,537	$9,742
Other data:
Operating units(1)
HomeTown Buffet	16	16	16	16	16	16
Casa Bonita	2	2	2	2	2	—
North's Star Division	7	8	11	7	—	—
Florida Buffets Division	16	17	12	—	—	—
JB's Restaurants	10	11	9	—	—	—
Non-Operating	2	2	2	—	—	—

Total	53	56	52	25	18	16

(1)
At the end of the respective periods.

    Supplemental Quarterly Financial Data (Unaudited).  Quarterly financial results for the 52 weeks ended January 25, 2001 and the 53 weeks ended January 31, 2000, are summarized below.

    (In Thousands Except Per-Share Data)

	For the 52 Weeks Ended January 29, 2001
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
Revenues	$31,727	$22,179	$20,049	$20,084	$94,039

Income from operations	$1,657	$1,428	$382	$144	$3,611

Income before income taxes	$1,195	$1,063	$80	$(230)	$2,107
Provision for income taxes	378	369	31	(73)	705

Net income	$817	$694	$49	$(157)	$1,402

Earnings per share:
Basic	$0.28	$0.24	$0.02	$(0.05)	$0.48
Diluted	$0.28	$0.24	$0.02	$(0.05)	$0.48

    (In Thousands Except Per-Share Data)

	For the 53 Weeks Ended January 31, 2000
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
Revenues	$31,535	$22,836	$21,347	$23,349	$99,066

Income from operations	$2,053	$1,243	$190	$(27)	$3,457

Income before income taxes	$1,699	$965	$28	$(440)	$2,251
Provision for income taxes	680	386	11	(250)	826

Net income	$1,019	$579	$17	$(190)	$1,425

Earnings per share:
Basic	$0.35	$0.20	$0.01	$(0.06)	$0.48
Diluted	$0.35	$0.20	$0.01	$(0.06)	$0.48

    Amounts indicated may not foot due to quarterly rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week period ended January 29, 2001 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, ten BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. The results also include 14 weeks for one North's Star Buffet restaurant which was closed for remodeling and 15 weeks for one JB's restaurant which closed when the lease terminated. In addition, results include 49, 31, 18, 12 and 12 weeks respectively for five BuddyFreddys Country Buffet restaurants.

    The operating results for the 53-week period ended January 31, 2000 ("fiscal 2000") included 53 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, nine franchised JB's restaurants, six JJ North's Country Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two North's Star Buffet restaurants, two Casa Bonita restaurants and two Holiday House restaurants. The results also included 3 weeks of operations for 2 North's Star Buffet restaurants that were converted back to JB's Restaurants operating for 28 and 13 weeks respectively in fiscal 2000; 17 weeks of operations for one Holiday House that was converted to a BuddyFreddys Country Buffet restaurant operating for 34 weeks; and 46, 45, 40, 32, 25, 21 and 14 weeks respectively for seven BuddyFreddys Country Buffet restaurants.

    The operating results for the 52-week period ended January 25, 1999 ("fiscal 1999") included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and six JJ North's Country Buffet restaurants operated by the Company (one store was converted to a North's Star Buffet restaurant). The results also included 48 weeks of operations for the nine franchised JB's Restaurants operated by the Company; 50 weeks for three Stacey's Buffets that were converted to BuddyFreddys Country Buffet; 48 weeks for two Maggies Buffets that were converted; 43 weeks for two BuddyFreddys; 8 weeks for one BuddyFreddys Country Buffet; 3 weeks of operations for one BuddyFreddys Country Buffet; 50 weeks for one North's Star Buffet; 48 weeks for one North's Star Buffet; 36 weeks for one North's Star Buffet; 31 weeks for one North's Star Buffet; 24 weeks for one North's Star Buffet; and 3 weeks for three Holiday House restaurants.

    The implementation of the Company's acquisition and strategic alliance strategies, and the costs associated with integrating new, under performing, or unprofitable restaurants, acquired or otherwise operated by the Company may affect the comparability of future periods and have a material adverse effect on the Company's results of operations.

Results of Operations

    The following table summarizes the Company's results of operations as a percentage of total revenues for the fifty-two weeks ended January 29, 2001 ("fiscal 2001"), fifty-three weeks ended January 31, 2000 ("fiscal 2000") and fifty-two weeks ended January 25, 1999 ("fiscal 1999").

	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000	Fifty-Two Weeks Ended January 25, 1999
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food costs	32.9	32.9	33.5
Labor costs	34.3	34.0	32.8
Occupancy and other expenses	20.1	20.6	20.7
General and administrative expenses	4.4	5.2	5.0
Depreciation and amortization	3.9	3.8	3.5
Impairment of long-lived assets	0.6	—	0.1

Total costs and expenses	96.2	96.5	95.6

Income from operations	3.8	3.5	4.4
Interest expense	(1.6)	(1.4)	(0.7)
Other income	0.0	0.2	1.1

Income before income taxes	2.2	2.3	4.8
Income tax expense	(0.7)	(0.8)	(1.9)

Net income	1.5%	1.5%	2.9%

Comparison of Fiscal 2000 to Fiscal 2001

    Total revenues decreased $5.0 million or 5.1% from $99.1 million in fiscal 2000 to $94.0 million in fiscal 2001. The decrease was primarily attributable to a decrease in the number of restaurants open and operating in fiscal 2001 and an additional week of operating results in fiscal 2000.

    Food costs as a percent of total revenues remained at 32.9% in fiscal 2000 and fiscal 2001.

    Labor costs as a percent of total revenues increased from 34.0% in fiscal 2000 to 34.3% in fiscal 2001. The increase was primarily attributable to higher management and benefit costs.

    Occupancy and other expenses as a percent of total revenues decreased from 20.6% in fiscal 2000 to 20.1% in fiscal 2001. The decrease is primarily attributable to a decrease in operating units in the North's Star and Florida divisions.

    General and administrative expenses as a percentage of total revenues decreased from 5.2% in fiscal 2000 to 4.4% in fiscal 2001. The decrease is primarily attributable to decreases in legal expenses due to the end of an arbitration case with HomeTown Buffet Restaurants, Inc. in fiscal 2000.

    Depreciation and amortization as a percent of total revenues increased from 3.8% in fiscal 2000 to 3.9% in fiscal 2001. The increase is primarily attributable to decreased revenues.

    Impairment of long-lived assets increased from 0.0% in fiscal 2000 to 0.6% in fiscal 2001. The impairment in fiscal 2001 was a result of closing three stores in Florida and one in Utah.

    Interest expense as a percent of total revenues increased from 1.4% in fiscal 2000 to 1.6% in fiscal 2001. The increase is primarily attributable to higher interest rates on the Term Loan Facility and Revolving Credit Facility financed by Fleet National Bank. as discussed in Item 1.

    Other income as a percent of total revenues decreased from 0.2% in fiscal 2000 to 0.0% in fiscal 2001. The decrease is primarily attributable to an insurance refund in fiscal 2000 for loss of income.

    Income taxes decreased from 36.7% of earnings before taxes in fiscal 2000 to 33.5% of earnings before taxes in fiscal 2001.

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

    General and administrative expenses as a percentage of total revenues increased from 5.0% in fiscal 1999 to 5.2% in fiscal 2000. The increase is primarily attributable to increases in legal expenses in connection with the HomeTown Buffet Restaurants, Inc. arbitration case.

    Depreciation and amortization as a percent of total revenues increased from 3.5% in fiscal 1999 to 3.8% in fiscal 2000. The increase is primarily attributable to the acquisition and conversion of restaurants in Florida.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

    The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 29, 2001, the Company had $1,101,000 in cash, and as of January 31, 2000, the Company had $1,039,000 in cash and cash equivalents. During fiscal 2001, the Company used approximately $2.5 million to fund the acquisition of one restaurant and fund capital improvements to existing and acquired restaurants. During fiscal 2000, the Company used approximately $8.2 million to fund the acquisition of six restaurants and fund capital improvements to existing and acquired restaurants.

    Cash provided by operations was approximately $6.5 million for fiscal 2001 and approximately $6.9 million for fiscal 2000.

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

    On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $6,950,000 as of April 16, 2001. Principal payments under the Term Loan Facility are due in quarterly installments until the final maturity in October 2003. Borrowings under the Revolving Credit Facility have been used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $4,650,000 on April 16, 2001.

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

New Accounting Pronouncement

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133, on January 30, 2001, did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Interest Rate Risk

    The Company's principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $11,600,000 remained outstanding as of April 16, 2001. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 8.7% in fiscal 2001). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $116,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at April 16, 2001. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2001. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

    The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2001.

Item 13. Certain Relationships and Related Transactions

    The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1)  Index to Consolidated Financial Statements:

Page Number
Independent Auditors' Report	F-1
Consolidated Balance Sheets—as of January 29, 2001 and January 31, 2000	F-2
Consolidated Statements of Income—for the 52-weeks ended January 29, 2001, 53-weeks ended January 31, 2000 and 52-weeks ended January 25, 1999	F-3
Consolidated Statements of Stockholders' Equity—for the 52-weeks ended January 29, 2001, 53-weeks ended January 31, 2000 and 52-weeks ended January 25, 1999	F-4
Consolidated Statements of Cash Flows—for the 52-weeks ended January 29, 2001, 53-weeks ended January 31, 2000 and 52-weeks ended January 25, 1999	F-5
Notes to Consolidated Financial Statements	F-6

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

STAR BUFFET, INC. (Registrant)
April 30, 2001	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton President and Chief Executive Officer (principal executive officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. WHEATON Robert E. Wheaton	President and Chief Executive Officer and Director	April 25, 2001
/s/ RONALD E. DOWDY Ronald E. Dowdy	Group Controller, Treasurer and Secretary	April 25, 2001
/s/ JACK M. LLOYD Jack M. Lloyd	Director	April 26, 2001
/s/ THOMAS G. SCHADT Thomas G. Schadt	Director	April 26, 2001

/s/ PHILLIP "BUDDY" JOHNSON Phillip "Buddy" Johnson	Director	April 26, 2001
/s/ CRAIG B. WHEATON Craig B. Wheaton	Director	April 26, 2001

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors

Star Buffet, Inc.:

    We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and subsidiaries as of January 29, 2001 and January 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the 52-week period ended January 29, 2001, the 53-week period ended January 31, 2000, and the 52-week period ended January 25, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material repects, the financial position of Star Buffet, Inc. and subsidiaries as of January 29, 2001 and January 31, 2000, and the results of their operations and their cash flows, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Salt Lake City, Utah
March 16, 2001

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 29, 2001	January 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$1,101,000	$1,039,000
Current portion of notes and other receivables	1,214,000	2,061,000
Inventories	937,000	1,050,000
Deferred income taxes, net	172,000	221,000
Prepaid expenses	215,000	84,000

Total current assets:	3,639,000	4,455,000
Property, buildings and equipment, at cost, less accumulated depreciation	33,131,000	34,367,000
Real property and equipment under capitalized leases, at cost, less accumulated amortization	1,627,000	1,792,000
Notes receivable, net of current portion	2,974,000	3,494,000
Deposits and other	286,000	262,000
Goodwill, less accumulated amortization	3,862,000	4,034,000
Other intangible assets, less accumulated amortization	483,000	596,000

Total assets	$46,002,000	$49,000,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$5,410,000	$5,164,000
Payroll and related taxes	1,738,000	2,633,000
Sales and property taxes	1,077,000	1,136,000
Rent, licenses and other	736,000	549,000
Income tax payable	546,000	—
Current maturities of obligations under capital leases and long-term debt	3,024,000	2,744,000

Total current liabilities	12,531,000	12,226,000
Deferred income taxes, net	387,000	532,000
Capitalized lease obligations, net of current maturities	1,729,000	1,854,000
Long-term debt, net of current maturities	9,975,000	14,350,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares in 2001 and 18,500,000 shares in 2000; issued and outstanding 2,950,000 shares in 2001 and 2,950,000 shares in 2000	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(918,000)	(813,000)
Retained earnings	5,951,000	4,593,000
Treasury stock, at cost, 1,104 shares in 2001 and 15,698 shares in 2000	(7,000)	(96,000)

Total stockholders' equity	21,380,000	20,038,000
Total liabilities and stockholders' equity	$46,002,000	$49,000,000

See accompanying notes to consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000	Fifty-Two Weeks Ended January 25, 1999
Total revenues	$94,039,000	$99,066,000	$85,409,000

Costs and expenses
Food costs	30,899,000	32,644,000	28,578,000
Labor costs	32,301,000	33,650,000	27,983,000
Occupancy and other expenses	18,880,000	20,434,000	17,806,000
General and administrative expenses	4,108,000	5,148,000	4,272,000
Depreciation and amortization	3,650,000	3,733,000	2,976,000
Impairment of long-lived assets	590,000	—	72,000

Total costs and expenses	90,428,000	95,609,000	81,687,000

Income from operations	3,611,000	3,457,000	3,722,000
Interest expense	(1,556,000)	(1,419,000)	(597,000)
Interest income	44,000	43,000	666,000
Other income	8,000	170,000	267,000

Income before income taxes	2,107,000	2,251,000	4,058,000
Income tax expense	705,000	826,000	1,623,000

Net income	$1,402,000	$1,425,000	$2,435,000

Net income per common share—basic	$0.48	$0.48	$0.53

Weighted average shares outstanding—basic	2,950,000	2,950,000	4,601,000

Net income per common share—diluted	$0.48	$0.48	$0.53

Weighted average shares outstanding—diluted	2,950,000	2,950,000	4,601,000

See accompanying notes to consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Officer's Note Receivable	Retained Earnings	Treasury Stock	Total Shareholders' Equity
	Shares	Amount
Balance at January 26, 1998	5,450,000	$5,000	$31,768,000	$—	$764,000	$—	$32,537,000
Redemption and retirement of stock from principal stockholder	(2,000,000)	(2,000)	(12,498,000)	—	—	—	(12,500,000)
Purchase and retirement of stock	(500,000)	(500)	(2,919,000)	—	—	—	(2,919,000)
Purchase of treasury stock	—	—	—	—	—	(190,000)	(190,000)
Net income	—	—	—	—	2,435,000	—	2,435,000

Balance at January 25, 1999	2,950,000	3,000	16,351,000	—	3,199,000	(190,000)	19,363,000
Loan to Officer to purchase stock	—	—	—	(813,000)	—	—	(813,000)
Sale of treasury stock	—	—	—	—	(31,000)	94,000	63,000
Net income	—	—	—	—	1,425,000	—	1,425,000

Balance at January 31, 2000	2,950,000	3,000	16,351,000	(813,000)	4,593,000	(96,000)	20,038,000
Loan to Officer to purchase stock	—	—	—	(105,000)	—	—	(105,000)
Sale of treasury stock	—	—	—	—	(44,000)	89,000	45,000
Net income	—	—	—	—	1,402,000	—	1,402,000

Balance at January 29, 2001	2,950,000	$3,000	$16,351,000	$(918,000)	$5,951,000	$(7,000)	$21,380,000

See accompanying notes to consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fifty-Three Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000	Fifty-Two Weeks Ended January 25, 1999
Cash flows from operating activities:
Net income	$1,402,000	$1,425,000	$2,435,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,650,000	3,733,000	2,976,000
Impairment of long-lived assets	590,000	—	72,000
Amortization of loan cost	118,000	99,000	—
Amortization of royalty fee	—	23,000	460,000
Change in operating assets and liabilities:
Receivables	890,000	(89,000)	(1,280,000)
Inventories	113,000	(208,000)	(349,000)
Prepaid expenses	(131,000)	52,000	(414,000)
Deposits and other	(24,000)	(57,000)	576,000
Deferred income taxes	(96,000)	206,000	422,000
Accounts payable-trade	246,000	909,000	2,043,000
Income tax payable	546,000	—	—
Other accrued liabilities	(767,000)	826,000	(360,000)

Net cash provided by operating activities	6,537,000	6,919,000	6,581,000
Cash flows used in investing activities:
Increase (decrease) in notes receivable	289,000	1,121,000	(3,468,000)
Acquisition of property, buildings and equipment	(2,455,000)	(8,156,000)	(14,979,000)
Purchase of short-term investments	—	(27,000)	—
Loans to officers	(105,000)	(813,000)	—

Net cash used in investing activities	(2,271,000)	(7,875,000)	(18,447,000)
Cash flows from financing activities:
Payments on long-term debt	(9,475,000)	(4,300,000)	(8,424,000)
Proceeds from issuance of long-term debt	5,375,000	6,500,000	14,500,000
Capitalized loan costs	(30,000)	(33,000)	(437,000)
Redemption of common stock	—	—	(7,919,000)
Sale of treasury stock	45,000	63,000	—
Purchase of treasury stock	—	—	(190,000)
Principal payment on capital leases	(119,000)	(389,000)	(297,000)

Net cash provided by (used in) financing activities	(4,204,000)	1,841,000	(2,767,000)

Net increase (decrease) in cash and cash equivalents	62,000	885,000	(14,633,000)
Cash and cash equivalents at beginning of period	1,039,000	154,000	14,787,000

Cash and cash equivalents at end of period	$1,101,000	$1,039,000	$154,000

See accompanying notes to consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

    The accompanying consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company"). The accompanying financial statements include the results of operations and assets and liabilities of the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

Organization and Nature of Operations

    The Company was formed by CKE Restaurants, Inc. ("CKE") in July 1997 in connection with the reorganization of CKE's buffet-style restaurant business. Pursuant to a contribution agreement among the Company and CKE and certain respective subsidiaries, CKE transferred to Summit the net assets of its two Casa Bonita Mexican theme restaurants, and Summit transferred substantially all of its assets and liabilities (primarily those relating to the JB's Restaurant system and Galaxy Diner restaurants, but excluding 16 HomeTown Buffet restaurants operated by HTB) to a newly formed subsidiary of CKE. All of the parties to the foregoing transactions (the "Formation Transactions") were, upon completion thereof, direct or indirect wholly owned subsidiaries of CKE, and such Formation Transactions were accounted for as a reorganization among companies under common control. Furthermore, the results of operations include seven JJ North's Country Buffet Restaurants operated by the Company only from September 30, 1997 (the date of acquisition by the Company).

    The operating results for the 52-week period ended January 29, 2001 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, ten BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. The results also include 14 weeks for one North's Star Buffet restaurant which was closed for remodeling and 15 weeks for one JB's restaurant which closed when the lease terminated. In addition, results include 49, 31, 18, 12 and 12 weeks respectively for five BuddyFreddys Country Buffet restaurants. Two restaurants were closed at the end of the fiscal year for remodeling and repositioning.

    The operating results for the 53-week period ended January 31, 2000 included 53 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, nine franchised JB's restaurants, six JJ North's Country Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two North's Star Buffet restaurants, two Casa Bonita restaurants and two Holiday House restaurants. The results also included 3 weeks of operations for 2 North's Star Buffet restaurants that were converted back to JB's Restaurants operating for 28 and 13 weeks respectively in fiscal 2000; 17 weeks of operations for one Holiday House that was converted to a BuddyFreddys Country Buffet restaurant operating for 34 weeks; and 46, 45, 40, 32, 25, 21 and 14 weeks respectively for seven BuddyFreddys Country Buffet restaurants. In addition, two restaurants were closed at the end of the fiscal year—one due to road construction, the other is a recent acquisition awaiting conversion to a BuddyFreddys Country Buffet restaurant.

    The operating results for the 52-week period ended January 25, 1999 include 52 weeks of operations for the 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and six JJ North's Country Buffet restaurants. The results also include 48 weeks of operations for nine franchised JB's Restaurants; 50 weeks for three Staceys Buffets that were converted to BuddyFreddys Country Buffet; 48 weeks for two Maggies Buffets that were converted to BuddyFreddys Country Buffet; 43 weeks for two BuddyFreddys; 8 weeks for one BuddyFreddys Country Buffet; 3 weeks of operations for one BuddyFreddys Country Buffet; 50 weeks for one North's Star Buffet; 48 weeks for one North's Star Buffet; 36 weeks for one North's Star Buffet; 31 weeks for one North's Star Buffet; 24 weeks for one North's Star Buffet; and 3 weeks for three Holiday House restaurants.

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

Property, Buildings and Equipment

    Property and equipment and real property under capitalized leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives: buildings and leasehold improvements—lesser of lease life or 40 years; furniture, fixtures and equipment—five to eight years; capitalized leases—lesser of lease life or 20 years. Lease renewal option periods are included in determining leasehold improvement useful lives when, in management's opinion, such renewal options will be exercised.

    Repairs and maintenance are charged to operations as incurred. Remodeling costs are generally capitalized.

Goodwill

    Goodwill represents costs in excess of fair value of net assets acquired and is amortized on the straight-line basis over 40 years. The company determines recoverability using undiscounted future cashflows. The Company periodically reviews goodwill for recoverability in connection with its review of impairment of long-lived assets.

    Accumulated amortization of goodwill totaled $375,000 at January 29, 2001 and $203,000 at January 31, 2000.

Other Intangible Assets

    Other intangible assets are comprised of franchise fees and loan costs. Franchise fees are amortized using the straight-line method over the remaining terms of the franchise agreements, which range typically from 8 to 16 years. Loan costs are amortized using the straight-line method over 5 years.

    Accumulated amortization of these other intangible assets totaled $427,000 at January 29, 2001 and $283,000 at January 31, 2000.

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

Pre-Opening Costs

    The Company incurred approximately $223,000, $654,000 and $1,000,000 of pre-opening costs during fiscal 2001, 2000 and 1999, respectively, which were expensed.

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

Advertising Expenses

    Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $1,412,000, $2,210,000 and $1,965,000, for the 52 weeks ended January 29, 2001, the 53 week period ended January 31, 2000 and the 52 week period ended January 25, 1999, respectively.

Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Earnings per Share

    Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the numerators and denominators used to calculate diluted earnings per share:

	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000	Fifty-Two Weeks Ended January 25, 1999
Weighted average common shares outstanding	2,950,000	2,950,000	4,601,000
Dilutive effect of stock options	—	—	—

Common shares assuming dilution	2,950,000	2,950,000	4,601,000

    Average shares used in the fifty-two weeks ended January 29, 2001, fifty-three weeks ended January 31, 2000 and the fifty-two weeks ended January 25, 1999 diluted earnings per share computations exclude stock options to purchase 742,000 shares, 743,000 shares and 500,000 shares of common stock, respectively, due to their antidilutive effect.

Segment Reporting

    The Company's reportable segments are based on brand similarities.

Comprehensive Income

    The Company does not have any components of comprehensive income other than net income and, therefore, comprehensive income equaled net income for all periods presented.

Stock-Based Compensation

    The Company uses the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 when recognizing expense for employee stock compensation plans. As such, compensation expense is generally only recognized on the date of grant when the current market price of the stock exceeds the exercise price.

Reclassifications

    Certain amounts in fiscal 2000 and 1999 have been reclassed to conform with fiscal 2001 presentation.

NOTE 2—ACQUISITIONS

    On February 13, 1998, the Company acquired the leasehold interests of three restaurants located in Florida for $1,004,000. The Company accounted for the acquisition as a purchase. In addition, the Company acquired leasehold interests of two restaurants in Florida for a purchase price of $463,000. The Company accounted for the acquisition as a purchase.

    On February 24, 1998, the Company acquired twelve JB's Restaurants from JB's Restaurants, Inc., a wholly-owned subsidiary of CKE, for $4,265,000, subject to adjustment. At the time of acquisition, the Company prepaid royalty fees for one year in the amount of $485,000. The Company accounted for the acquisition as a purchase. During fiscal 1999, the Company completed three conversions of JB's restaurants to North's Star Buffet restaurants—the Company's small-format buffet concept. In February 1999, two of the three restaurants were closed due to their failure to meet performance expectations and were converted back to JB's Restaurants. In May 2000, one restaurant closed upon termination of the building lease. The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit") operates 10 JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. In connection with the acquisition of certain JB's Restaurants in 1998 from CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location which required among other items, the payment of royalty fees. Subsequent to the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the annual renewable franchise agreement expired and to date, the Company has elected not to renew these franchise agreements, but instead has entered into negotiations to acquire a long-term license agreement to utilize the JB's Restaurant name. To date, the negotiations have not been finalized with respect to a license agreement.

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

    The total goodwill recognized in connection with the acquisitions in fiscal 1999 was $2,839,000.

NOTE 3—NOTES RECEIVABLE

    Notes receivable at January 29, 2001 consists of the following:

	January 29, 2001	January 31, 2000
Notes receivable from North's Restaurants, Inc.	$3,205,000	$3,494,000

	3,205,000	3,494,000
Less current portion	231,000	—

	$2,974,000	$3,494,000

    The receivable from North's Restaurants, Inc. ("North's") included $3,123,000 for a term note and $371,000 on a line of credit that was converted to a note receivable. As a result of a dispute with North's Restaurants, Inc. Management had stopped accruing the interest pending resolution of the dispute with North's Restaurants, Inc. (See Note 14). As part of a Settlement Agreement entered on January 26, 2001, North's promises to pay the Company the principal sum of $3,500,000.00, with an interest rate of 8% per annum. North's paid the Company $295,000 pursuant to the terms of the Settlement Agreement and such payment was applied to reduce the principal amount owing. The $3.5 million note receivable stipulates that monthly payments of principal and interest be made in the amount of $39,954.06. The loan calls for monthly payments to start on February 26, 2001 and continue on the 26th day of each month thereafter, with a final payment of all remaining unpaid principal, accrued interest and other sums due under the Note due and payable on September 26, 2010.

NOTE 4—PROPERTY AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

    The components of property and equipment and real property under capitalized leases are as follows:

	January 29, 2001	January 31, 2000
Property and equipment:
Furniture, fixtures and equipment	$16,552,000	$15,659,000
Land	4,241,000	3,374,000
Buildings and leasehold improvements	26,418,000	26,030,000

	47,211,000	45,063,000
Less accumulated depreciation and amortization	(14,080,000)	(10,696,000)

	$33,131,000	$34,367,000

Real property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(1,566,000)	(1,401,000)

	$1,627,000	$1,792,000

NOTE 5—LONG-TERM DEBT

    On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility balance was $7,350,000 as of January 29, 2001. Principal payments under the Term Loan Facility are due in quarterly installments until the final maturity in October 2003, with interest at the Bank's Base Rate plus 0.00% to 0.75%, or the Eurodollar Rate plus 1.25% to 2.00% at the Company's option. Borrowings under the Revolving Credit Facility bear interest at approximately 8.0% to 9.0%. All outstanding amounts under the Revolving Credit Facility become due in October 2003. The Revolving Credit Facility balance was $5,525,000 on January 29, 2001. The secured Term Loan Facility and Revolving Credit Facility are collateralized by tangible and intangible personal property of the Company and require the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, and meet other financial covenants. The Revolving Credit Facility includes an annual commitment fee of $30,000 per year plus a percentage of .375% to 0.50% of any unused balance.

    Long term debt matures in fiscal years ending after January 29, 2001 as follows:

Fiscal Year
2002	2,900,000
2003	3,750,000
2004	6,225,000

Total	$12,875,000

NOTE 6—LEASES

    The Company occupies certain restaurants under long-term leases expiring at various dates through 2014. Most restaurant leases have renewal options for terms of 5 to 20 years, and substantially all require payment of real estate taxes and insurance. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales.

    Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 29, 2001 are as follows:

Fiscal year	Capital	Operating
2002	272,000	3,991,000
2003	272,000	4,005,000
2004	248,000	3,769,000
2005	235,000	3,581,000
2006	235,000	3,771,000
Thereafter	1,577,000	13,616,000

Total minimum lease payments:	2,839,000	$32,733,000

Less amount representing interest:	986,000

Present value of minimum lease payments:	1,853,000
Less current portion	124,000

Capital lease obligation excluding current portion	$1,729,000

    Aggregate rent expense under noncancelable operating leases during fiscal 2001, 2000 and 1999 are as follows:

	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000	Fifty-Two Weeks Ended January 25, 1999
Minimum rentals	$4,034,000	$4,473,000	$3,995,000
Contingent rentals	211,000	273,000	281,000

	$4,245,000	$4,746,000	$4,276,000

NOTE 7—INCOME TAXES

    Income tax expense (benefit) is comprised of the following:

	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000	Fifty-Two Weeks Ended January 25, 1999
Current:
Federal	$679,000	$516,000	$1,009,000
State	122,000	104,000	192,000

	801,000	620,000	1,201,000
Deferred:
Federal	(91,000)	175,000	354,000
State	(5,000)	31,000	68,000

	(96,000)	206,000	422,000

	$705,000	$826,000	$1,623,000

    A reconciliation of income tax expense at the federal statutory rate to the Company's provision for taxes on income is as follows:

	Fifty-Two Weeks Ended January 29, 2001	Fifty-Two Weeks Ended January 25, 1999	Fifty-Two Weeks Ended January 25, 1999
Income taxes at statutory rate	$716,000	$766,000	$1,380,000
State income taxes	77,000	90,000	172,000
Other	(88,000)	(30,000)	79,000
Change in valuation allowance	—	—	(8,000)

	$705,000	$826,000	$1,623,000

    Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000
Deferred tax assets:
Leases	$671,000	$745,000
Reserves	109,000	115,000
Accrued Vacation	76,000	106,000
Other	44,000	—

Total deferred tax assets	900,000	966,000

Deferred tax liabilities:
Depreciation and amortization	(1,004,000)	(1,159,000)
Other	(111,000)	(118,000)

Total deferred tax liabilities	(1,115,000)	(1,277,000)

Net deferred tax liabilities	$(215,000)	$(311,000)

    While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets at January 29, 2001 based on the Company's current and future pre-tax earnings.

NOTE 8—SEGMENT AND RELATED REPORTING

    The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on brand similarities.

    The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Country Buffet restaurants and two North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, 13 BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's 10 JB's Restaurants.

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

52 Weeks Ended January 29, 2001	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffet	JB's	Other	Total
	(Dollars in Thousands)
Revenues	$41,682	$11,248	$9,670	$20,584	$10,855	$—	$94,039
Interest income	5	1	—	—	—	38	44
Interest expense	(146)	—	—	—	(8)	(1,402)	(1,556)
Deprecation, amortization and impairment of long-lived assets	1,517	189	567	1,599	341	27	4,240
Income before income taxes	4,117	1,845	49	(951)	614	(3,567)	2,107
Total assets	13,217	2,043	7,858	16,855	5,316	713	46,002
53 Weeks Ended January 31, 2000
Revenues	$42,854	$11,618	$11,334	$22,506	$10,754	$—	$99,066
Interest income	—	—	7	—	—	36	43
Interest expense	(176)	—	(5)	(11)	(10)	(1,217)	(1,419)
Deprecation, amortization and impairment of long-lived assets	1,717	161	449	1,044	257	105	3,733
Income before income taxes	4,653	1,932	(19)	(553)	559	(4,321)	2,251
Total assets	14,130	2,024	8,799	16,771	5,597	1,679	49,000
52 Weeks Ended January 25, 1999
Revenues	$41,039	$11,835	$11,207	$11,350	$9,978	$—	$85,409
Interest income	—	—	197	146	—	323	666
Interest expense	(192)	—	(7)	(39)	(11)	(348)	(597)
Deprecation, amortization and impairment of long-lived assets	1,811	133	639	171	201	93	3,048
Income before income taxes	4,261	2,190	304	(1,369)	559	(1,885)	4,058

NOTE 9—STOCKHOLDERS EQUITY

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

Preferred Stock

    The Board of Directors has the authority, without further vote or action by the stockholders, to provide for the issuance of up to 1,500,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and privileges and limitations as the Board of Directors may determine, including the consideration received therefor. The Board of Directors also will have the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state the effect that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects: (i) to restrict the payment of dividends on the Common Stock, (ii) to dilute the voting power and equity interests of holders of Common Stock, (iii) to prevent holders of Common Stock from participating in any distribution of the Company's assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied, or (iv) to require approval by the holders of Preferred Stock for certain matters such as amendments to the Company's Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving the Company. As a result, the issuance of Preferred Stock may, under certain circumstances, have the effect of delaying, discouraging or preventing bids for the Common Stock at a premium over the market price thereof, or a change in control of the Company, and could have a material adverse effect on the market price for the Common Stock.

Officer's Note Receivable

    In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton loans solely for the purchase of the Company's common stock. The loans are secured and bear interest at the prevailing rate set forth in the Company's credit facility with FleetBoston. The average rate for fiscal 2001 was approximately 8.7%. The loans totaled $918,000 as of January 29, 2001.

Common Stock Repurchase

    During fiscal 1999, the Company purchased and retired 2,000,000 shares of common stock acquired from CKE and 500,000 shares acquired on the open market for $12,500,000 and $2,919,000, respectively. The Company purchased 31,000 shares of treasury stock in the open market for $190,000. On December 7, 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. As of January 29, 2001, no additional shares have been purchased.

NOTE 10—EMPLOYEE BENEFIT PLANS

401(k) Plan

    In May 1998, the Company established a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. The Company incurred approximately $35,000, $41,000, and $18,000 in costs for fiscal 2001, 2000 and 1999, respectively.

1997 Employee Stock Purchase Plan

    The Company's Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on January 15, 1998, covering 750,000 shares of Common Stock. The Purchase Plan is intended to provide participants with incentives to acquire a proprietary interest in, and continue to provide services to, the Company. The Company incurred approximately $13,000, $12,000 and $0 in costs for fiscal 2001, 2000 and 1999, respectively.

    Employees are eligible to participate if they (i) are employed on an hourly basis as a restaurant employee for at least 30 hours per week and if they have been employed by the Company since September 30, 1997 or for at least one year; (ii) are employed on an hourly basis as a non-restaurant employee for at least 30 hours per week and have been so employed continuously during the preceding 90 days; or (iii) are exempt from the overtime and minimum wage requirements under federal and state laws and have been so employed by the Company continuously during the preceding 90 days. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which range from 3% to 10% of the employee's base earnings as defined in the Purchase Plan. The price of stock purchased under the Purchase Plan shall be at the then current market value. Each participant who remains an employee of the Company for at least one year after the end of a particular quarterly offering period shall receive, on the one-year anniversary date of the end of such offering period, a matching contribution from the Company to purchase stock totaling one-half of a participating Officer's or Director's contribution, and one-third of other participant's contributions. Employees may withdraw from the Purchase Plan, effective at the end of a quarterly offering period, by delivering a notice to the Company no later than the 15th day prior to the end of such quarterly offering period, and participation ends automatically on termination of employment. The Board of Directors may at any time amend or terminate the Purchase Plan, and upon such termination, each participant is entitled to receive the funds in such participant's account which have not been used to purchase Common Stock but shall not be entitled to any future matching contribution.

1997 Stock Incentive Plan

    In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which grants options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Board of Directors has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, time when options will be granted, terms of options granted and number of shares which will be subject to options granted under the 1997 Plan.

    A summary of the status of the Company's stock options is presented below (shares in thousands):

	Fifty-Two Weeks Ended January 29, 2001		Fifty-Three Weeks Ended January 31, 2000		Fifty-Two Weeks Ended January 25, 1999
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	743	$9.71	500	$12.00	608	$12.00
Granted	—	—	243	5.00	—	12.00
Cancelled	1	12.00	—	—	(108)	12.00

Outstanding at end of year	742	9.71	743	9.71	500	12.00

Options exercisable at year end	683	10.11	626	10.11	339	12.00

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

	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000	Fifty-Two Weeks Ended January 25, 1999
Net income as reported	$1,402,000	$1,425,000	$2,435,000
Earnings per share—basic as reported	.48	.48	.53
Earnings per share—diluted as reported	.48	.48	.53
Pro forma net income	1,382,000	1,004,000	1,874,000
Earnings per share—basic as reported	.47	.34	.41
Earnings per share—diluted as reported	.47	.34	.41

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

NOTE 11—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000	Fifty-Two Weeks Ended January 25, 1999
Cash paid for income taxes	$37,000	$60,000	$2,270,000
Cash paid for interest	1,100,000	1,450,000	407,000
Non-cash investing and financing activities are as follows:
Exchange of receivables for three restaurants	$—	$—	$1,004,000
Acquisition of BuddyFreddys assets	—	—	1,200,000
Acquisition of 2,000,000 shares of common stock	—	—	7,500,000
Acquisition of Holiday House assets	—	—	166,000
Use of deposit to buy assets	—	—	912,000
Exchange of note receivable for real estate	—	—	1,328,000
Exchange of deposit for note payable	—	166,000	—
Exchange of receivables from Phoenix Restaurant Group for equipment	185,000	—	—

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 13—RELATED PARTY TRANSACTION

    The Company entered into an agreement with a company whose former chief executive officer is a member of the Company's Board of Directors. Under the agreement, the Company operated three of the related party's restaurants as BuddyFreddys Country Buffet restaurants. Revenues and expenses of the restaurants are included in the Company's financial statements. The Company and the related party divide income and losses based on an agreed upon formula. Included in notes and other receivables is $323,000 due from the related party as a result of the agreement. The joint venture was terminated in the first quarter of fiscal 2001.

NOTE 14—COMMITMENTS AND CONTINGENCIES

    The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any resolution will require payments that will have a material effect on the Company's consolidated statements of income or financial position or liquidity.

    On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to Star Buffet pursuant to the Assignment Agreement dated September 30, 1997 between Star Buffet and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's have agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000.00, and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note. The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's have agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserve all rights, claims and defenses with respect to the extent and validity of such existing liens.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Star Buffet, Inc. 1997 Stock Incentive Plan (the "1997 Plan")**
10.2	Form of Stock Option Agreement for the 1997 Plan**
10.3	Form of Indemnification Agreement**
10.4	Management Services Agreement with CKE**
10.5	Form Of Franchise Agreement with HomeTown Buffet, Inc.**
10.6	Asset Purchase Agreement with North's Restaurants, Inc. dated July 24, 1997**
10.6.1	Amendment No. 1 to Asset Purchase Agreement dated as of September 30, 1997 (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
10.6.2	Amended and Restated Credit Agreement dated as of September 30, 1997 between the Company and North's Restaurants, Inc. (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
10.7	Form of Credit Agreement with Stacey's Buffet, Inc.*
10.8	Form of Contribution Agreement among CKE Restaurants, Inc., Summit Family Restaurants Inc. and the Company*
10.9	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and Taco Bueno Restaurants, Inc. (formerly known as Casa Bonita Incorporated)*
10.11	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and JB's Restaurants, Inc.*
10.12	License Agreement with CKE (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.13	Settlement Agreement with HomeTown Buffet, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.14	Asset Purchase Agreement among Summit Family Restaurants Inc. and JB's Family Restaurants, Inc., dated February 10, 1998 (incorporated by reference to the Company's filing on Form 8-K on March 9, 1998)
10.15	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company's filing on Form 10-K on September 28, 1998)
10.16	Credit Agreement (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential treatment under Rule 24b-2 of the Exchange Act.) (incorporated by reference to the Company's filing on Form 10-Q on December 17, 1998)
11.0	Computation of Earnings Per Share Income
21.1	List of Subsidiaries*
23.4	Consent of KPMG LLP

*
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

**
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

E-1

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EXHIBIT INDEX