Form 10-Q
period 2001-05-21
STAR BUFFET INC
filed 2001-07-05
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 21, 2001

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

                               420 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
                           --------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF JUNE 22, 2001 THERE WERE 2,950,000 SHARES OF COMMON STOCK, $ .001 PAR VALUE, OUTSTANDING.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                PAGE
                                                                                ----
Part I. Financial Information

   Item 1. Condensed Consolidated Financial Statements:

      Condensed Consolidated Balance Sheets as of May 21, 2001
           (unaudited) and January 29, 2001                                       3

      Unaudited Condensed Consolidated Statements of Income for the
           sixteen weeks ended May 21, 2001 and May 22, 2000                      5

      Unaudited Condensed Consolidated Statements of Cash Flows for
           the sixteen weeks ended May 21, 2001 and May 22, 2000                  6

      Notes to Unaudited Condensed Consolidated Financial Statements              8

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk            15

Part II.   Other Information

   Item 1. Legal Proceedings                                                     16

   Item 6. Exhibits and Reports on Form 8-K                                      16


                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                 MAY 21,            JANUARY 29,
ASSETS                                                            2001                2001
                                                               -----------         -----------
Current assets:
   Cash and cash equivalents                                   $   606,000         $ 1,101,000
   Current portion of notes and other receivables                1,119,000           1,214,000
   Inventories                                                     852,000             937,000
   Deferred income taxes, net                                      172,000             172,000
   Prepaid expenses                                                350,000             215,000
                                                               -----------         -----------
   Total current assets                                          3,099,000           3,639,000
                                                               -----------         -----------
Property, buildings and equipment, at cost,
   less accumulated depreciation                                32,991,000          33,131,000
                                                               -----------         -----------
Real property and equipment under capitalized leases,
   at cost, less accumulated amortization                        1,576,000           1,627,000
                                                               -----------         -----------
Other assets:
   Notes receivable, net of current portion                      2,934,000           2,974,000
   Notes receivable, related party                                 185,000                  --
   Deposits and other                                              198,000             286,000
                                                               -----------         -----------
   Total other assets                                            3,317,000           3,260,000
                                                               -----------         -----------
Goodwill, less accumulated amortization                          3,830,000           3,862,000
Other intangible assets, less accumulated amortization             439,000             483,000
                                                               -----------         -----------
   Total intangible assets                                       4,269,000           4,345,000
                                                               -----------         -----------
Total assets                                                   $45,252,000         $46,002,000
                                                               ===========         ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY                                         MAY 21,            JANUARY 29,
                                                                              2001                 2001
                                                                          ------------          ------------
Current liabilities:
   Accounts payable - trade                                               $  4,994,000          $  5,410,000
   Payroll and related taxes                                                 1,622,000             1,738,000
   Sales and property taxes                                                  1,141,000             1,077,000
   Rent, licenses and other                                                    656,000               736,000
   Income tax payable                                                          756,000               546,000
   Current maturities of obligations under capital
      leases and long-term debt                                              2,975,000             3,024,000
                                                                          ------------          ------------
        Total current liabilities                                           12,144,000            12,531,000
                                                                          ------------          ------------
   Deferred income taxes, net                                                  387,000               387,000
   Capitalized lease obligations, net of current maturities                  1,682,000             1,729,000
   Long-term debt, net of current maturities                                 8,989,000             9,975,000
   Preferred stock, $.001 par value; authorized 1,500,000 shares;
      none issued or outstanding                                                    --                    --
   Common stock, $.001 par value; authorized 8,000,000 shares;
      issued and outstanding 2,950,000 and 2,950,000 shares                      3,000                 3,000
   Additional paid-in capital                                               16,351,000            16,351,000
   Officer's note receivable                                                (1,152,000)             (918,000)
   Retained earnings                                                         6,848,000             5,951,000
   Treasury stock, at cost, 0 and 1,104 shares                                      --                (7,000)
                                                                          ------------          ------------
        Total stockholders' equity                                          22,050,000            21,380,000
                                                                          ------------          ------------
Total liabilities and stockholders' equity                                $ 45,252,000          $ 46,002,000
                                                                          ============          ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               SIXTEEN WEEKS ENDED
                                                      ----------------------------------
                                                         MAY 21,              MAY 22,
                                                          2001                  2000
                                                      ------------          ------------
Total revenues                                        $ 28,685,000          $ 31,727,000

Costs and expenses
    Food costs                                           9,524,000            10,537,000
    Labor costs                                          9,449,000            10,383,000
    Occupancy and other expenses                         5,593,000             6,146,000
    General and administrative expenses                  1,243,000             1,298,000
    Depreciation and amortization                        1,127,000             1,116,000
    Impairment of long-lived assets                             --               590,000
                                                      ------------          ------------
    Total costs and expenses                            26,936,000            30,070,000
                                                      ------------          ------------
Income from operations                                   1,749,000             1,657,000

    Interest expense                                      (363,000)             (483,000)
    Interest income                                         80,000                13,000
    Other income                                                --                 8,000
                                                      ------------          ------------
Income before income taxes                               1,466,000             1,195,000

Income tax expense                                         564,000               378,000
                                                      ------------          ------------
Net income                                            $    902,000          $    817,000
                                                      ============          ============
Net income per common share - basic                   $       0.31          $       0.28
                                                      ============          ============
Weighted average shares outstanding - basic              2,950,000             2,950,000
                                                      ============          ============
Net income per common share - diluted                 $       0.31          $       0.28
                                                      ============          ============
Weighted average shares outstanding - diluted            2,950,000             2,950,000
                                                      ============          ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIXTEEN WEEKS ENDED
                                                                 ---------------------------------
                                                                 MAY 21, 2001         MAY 22, 2000
                                                                 ------------         ------------
Cash flows from operating activities:
Net income                                                       $   902,000          $   817,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                  1,127,000            1,116,000
    Impairment of long-lived assets                                       --              590,000
    Amortization of loan cost                                         36,000               35,000
    Change in operating assets and liabilities:
          Receivables                                                 90,000              465,000
          Inventories                                                 85,000               56,000
          Prepaid expenses                                          (135,000)            (176,000)
          Deposits and other                                          35,000              (10,000)
          Deferred income taxes                                           --             (100,000)
          Accounts payable                                          (416,000)              57,000
          Income tax payable                                         210,000                   --
          Other accrued liabilities                                 (132,000)            (600,000)
                                                                 -----------          -----------
          Net cash provided by operating activities                1,802,000            2,250,000

Cash flows used in investing activities:
  Increase in notes receivable                                      (185,000)                  --
  Decrease in notes receivable                                        44,000                   --
  Acquisition of property, buildings and equipment                  (383,000)          (1,044,000)
  Loans to officers                                                 (234,000)             (37,000)
                                                                 -----------          -----------
          Net cash used in investing activities                     (758,000)          (1,081,000)

Cash flows from financing activities:
   Payments on long term debt                                     (2,353,000)          (3,850,000)
   Proceeds from issuance of long-term debt                          850,000            1,750,000
   Principal payment on capital leases                               (39,000)             (37,000)
   Sale of treasury stock                                              3,000               16,000
                                                                 -----------          -----------
          Net cash used in financing activities                   (1,539,000)          (2,121,000)
                                                                 -----------          -----------
Net increase (decrease) in cash and cash equivalents                (495,000)            (952,000)

Cash and cash equivalents at beginning of period                   1,101,000            1,039,000
                                                                 -----------          -----------
Cash and cash equivalents at end of period                       $   606,000          $    87,000
                                                                 ===========          ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                     SIXTEEN WEEKS ENDED
                                                                -----------------------------
                                                                MAY 21, 2001     MAY 22, 2000
                                                                ------------     ------------
Supplemental disclosures of cash flow Information:

CASH PAID FOR INTEREST                                            $336,000         $181,000
                                                                  ========         ========
CASH PAID FOR INCOME TAXES                                        $355,000         $ 37,000
                                                                  ========         ========
NON CASH INVESTING AND FINANCING ACTIVITIES:

    Exchange of receivables from Phoenix Restaurant Group
        for equipment                                             $     --         $185,000
    Exchange of deposit for property acquisition                  $ 53,000         $     --
    Acquisition of property with debt financing                   $460,000         $     --


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (A) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation. The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

The operating results for the 16-week period ended May 21, 2001 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, thirteen BuddyFreddys Country Buffet restaurants, ten JB's Restaurants, six JJ North's Grand Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and two North's Star Buffet restaurant. Three restaurants were closed at the end of the first quarter of fiscal 2002 for remodeling and repositioning. During the second quarter of fiscal 2002, an additional restaurant was closed for remodeling and repositioning.

The operating results for the 16-week period ended May 22, 2000 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, eleven BuddyFreddys Country Buffet restaurants, ten JB's Restaurants, six JJ North's Grand Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. The operating results for the 16-week period ended May 22, 2000 also include three BuddyFreddys Country Buffet restaurants that were closed at the end of the period after the Company reached agreement with Phoenix Restaurant Group to terminate a joint venture. Also included in results were operations for one North's Star Buffet restaurant which was closed for remodeling and one JB's Restaurants which was closed following termination of the building lease.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) RELATED PARTY TRANSACTIONS

In connection with the company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with Fleet National Bank. The current rate is approximately seven and one-third percent. At the end of the first quarter ended May 21, 2001, the loans totaled $1,152,000.

The Company has an $185,000 note receivable with Phillip "Buddy" Johnson who is on the Board of Directors. The note receivable is due July 31, 2002 and is secured by property adjacent to our Plant City, Florida facility. The Company uses the property as additional parking. The note receivable bears interest at 6.5%.

NOTE (C) SEGMENT AND RELATED REPORTING

The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on the brand similarities.

The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Grand Buffet restaurants and two North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, thirteen BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten JB's Restaurants.

The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. The Company evaluates the performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets presented in the condensed consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain incomes and expenses in the condensed consolidated statements of income are not included in the reportable segments.

                                                          (Dollars in Thousands)

          16 WEEKS ENDED              HOMETOWN        CASA       NORTH'S       FLORIDA
           MAY 21, 2001                BUFFET        BONITA       STAR          BUFFET         JB'S         OTHER          TOTAL
          --------------              --------      --------     --------      --------      --------      --------      --------
Revenues                              $ 12,642      $  3,322     $  2,865      $  6,584      $  3,272      $     --      $ 28,685
Interest income                             --            --           --            --            --            80            80
Interest expense                           (43)           --           --            (9)           (2)         (309)         (363)
Depreciation, amortization and
  impairment of long-lived assets          455            62          130           368           103             9         1,127
Income (loss) before income taxes        1,408           416           83           342           175          (958)        1,466
Total assets                            12,866         2,029        7,639        17,027         5,253           438        45,252

          16 WEEKS ENDED
           MAY 22, 2000
          --------------
Revenues                              $ 13,861      $  3,472     $  3,223      $  7,636      $  3,535      $     --      $ 31,727
Interest income                              5            --           --            --            --             8            13
Interest expense                           (45)           --           --            --            (2)         (436)         (483)
Depreciation, amortization and
  impairment of long-lived assets          469            54          274           800           103             6         1,706
Income (loss) before income taxes        1,706           580          (70)         (201)          179          (999)        1,195
Total assets                            13,661         1,974        8,289        16,970         5,717           404        47,015


NOTE (D) NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

Basic net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculated net income per common share, the net income and the weighted-average number of common shares outstanding were the same for both the basic and diluted calculation. Outstanding options not included in the computation of diluted net income per share for the 16-week periods ended May 21, 2001, and May 22, 2000, were 742,000 in both periods, because to do so would have been anti-dilutive.

NOTE (E) CONTINGENCIES

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

                       STAR BUFFET, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report. Comparability of future periods may from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies, and the costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company's results of operations.

Consolidated net income for the 16-week period ended May 21, 2001 increased $85,000 or 10.4% to $902,000 or $0.31 per share on a diluted basis as compared with net income of $817,000 for the comparable prior year period. The increase in net income is primarily due to an impairment of long-lived assets of $590,000 recorded in the first quarter of fiscal 2001 with no similar charge in the first quarter of fiscal 2002.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Form 10-K, for the fiscal year ended January 29, 2001, and other filings with the Securities and Exchange Commission.

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

Other income in fiscal 2000 represents a gain from the sale of an investment.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 16 weeks ended May 21, 2001 and May 22, 2000.

                                                           SIXTEEN WEEKS ENDED
                                                         -----------------------
                                                         MAY 21,         MAY 22,
                                                           2001            2000
                                                         -------         -------
          Total revenues                                   100.0%          100.0%
                                                         -------         -------
          Costs and expenses
             Food costs                                     33.2            33.2
             Labor  costs                                   33.0            32.7
             Occupancy and other expenses                   19.5            19.4
             General and administrative expenses             4.3             4.1
             Depreciation and amortization                   3.9             3.5
             Impairment of long-lived assets                --               1.9
                                                         -------         -------
                Total costs and expenses                    93.9            94.8
                                                         -------         -------
           Income from operations                            6.1             5.2

             Interest expense                               (1.3)           (1.5)
             Interest income                                 0.3             0.1
             Other Income                                   --              --
                                                         -------         -------
             Income before income taxes                      5.1             3.8

          Income tax expense                                 2.0             1.2
                                                         -------         -------
          Net income                                         3.1%            2.6%
                                                         =======         =======
          Effective income tax rate                         38.5%           31.6%
                                                         =======         =======

Total revenues decreased $3,042,000 or 9.6% from $31.7 million in the 16 weeks ended May 22, 2000 to $28.7 million in the 16 weeks ended May 21, 2001. The decrease in revenues was primarily attributable to declines in comparable same store sales.

Food costs as a percentage of total revenues remained flat at 33.2% during the 16-week period ended May 21, 2001 and May 22, 2000.

Labor costs as a percentage of total revenues increased from 32.7% during the 16-week period ended May 22, 2000 to 33.0% during the 16-week period ended May 21, 2001. The increase as a percentage of total revenues was primarily attributable to increases in benefits and workers compensation from the prior year and decreased revenues.

Occupancy and other expenses as a percentage of total revenues increased from 19.4% during the 16-week period ended May 22, 2000 to 19.5% during the 16-week period ended May 21, 2001. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues.

General and administrative costs as a percentage of total revenues increased from 4.1% during the 16-week period ended May 22, 2000 to 4.3% during the 16-week period ended May 21, 2001. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues.

Depreciation and amortization as a percentage of total revenues increased from 3.5% during the 16-week period ended May 22, 2000 to 3.9% during the 16-week period ended May 21, 2001. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues.

Impairment of long-lived assets as a percentage of total revenues was 1.9% during the 16-week period ended May 22, 2000 due to the pre-tax write-offs of approximately $590,000, the majority of which was associated with terminating a joint venture with Phoenix Restaurant Group. There was no impairment of long-lived assets in the 16-week period ended May 21, 2001.

Interest expense as a percentage of total revenues decreased from 1.5% during the 16-week period ended May 22, 2000 to 1.3% during the 16-week period ended May 21, 2001. The decrease as a percentage of total revenues was primarily attributable to the lower debt balances and interest rates.

Interest income increased from $13,000 for the 16-week period ended May 22, 2000 to $80,000 for the 16-week period ended May 21, 2001. The interest income was generated by the Company's cash and outstanding notes receivable balances.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment and construction could affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Recent legislation increasing the federal minimum wage has resulted in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food costs. The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, it could do so in a short period of time.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

As of May 21, 2001, the Company had $606,000 in cash. Cash and cash equivalents decreased by $495,000 during the 16 weeks ended May 21, 2001. Total cash provided by operations was approximately $1.8 million. The Company used approximately $900,000 on capital improvements and approximately $1.5 million to extinguish long term debt.

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

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $6,200,000 as of June 22, 2001. Principal payments under the Term Loan Facility due in quarterly installments, began November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility are used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $5,400,000 on June 22, 2001. The Company has $1,114,000 available for borrowing under the revolving credit facility on June 22, 2001.

The Company believes that available cash, cash flow from operations and amounts available under the Revolving Credit Facility will be sufficient to satisfy its working capital, and capital expenditure requirements for the foreseeable future. If the Company requires additional funds to support its working capital requirements or for other purposes, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions of other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $11,600,000 remained outstanding as of June 22, 2001. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 7 ?% in the first quarter of fiscal 2002). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $116,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at June 22, 2001. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

COMMODITY PRICE RISK

The Company purchases certain products including food items and utilities which are affected by commodity price fluctuations and are, therefore, subject to volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. In certain cases, we believe we will be able to address commodity cost increases that appear to be long-term in nature by adjusting our menu pricing, menu mix, changing our product delivery strategy or substituting alternative energy sources. However, increases in commodity prices could result in lower operating margins for our restaurant concepts.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are attached to this report:

     Exhibit   Description
     Number    of Exhibit
     -------   -----------
     None.

     (b)  Current Reports on Form 8-K:

          None.

          There were no other items to be reported under Part II of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        STAR BUFFET, INC. AND SUBSIDIARIES

     July 5, 2001                       By: /s/ Robert E. Wheaton
                                            ---------------------
                                            Robert E. Wheaton
                                            President and
                                            Chief Executive Officer