Form 10-Q
period 2001-08-13
STAR BUFFET INC
filed 2001-09-27
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: AUGUST 13, 2001

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


                               420 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                                            Yes /X/      No / /

There were 2,950,000 shares of the issuer's common stock, par value $.001 per share, outstanding as of September 20, 2001.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets as of August 13, 2001
               (unaudited) and January 29, 2001.................................  3

             Unaudited Condensed Consolidated Statements of Income for the
               twelve and twenty-eight weeks ended August 13, 2001 and
               August 14, 2000..................................................  5

             Unaduited Condensed Consolidated Statements of Cash Flows for the
               twenty-eight weeks ended August 13, 2001 and August 14, 2000.....  6

             Notes to Unaudited Condensed Consolidated Financial Statements.....  8

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................. 12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk......... 17


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.................................................. 18

     Item 4. Submission of Matters to a Vote of Security Holders................ 18

     Item 6. Exhibits and Reports on Form 8-K................................... 19

     Signature.................................................................. 20


                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                AUGUST 13,         JANUARY 29,
ASSETS                                                             2001               2001
                                                               -----------         -----------
Current assets:
   Cash and cash equivalents                                   $ 1,424,000         $ 1,101,000
   Current portion of notes and other receivables                  999,000           1,214,000
   Note receivable, related party                                  185,000                  --
   Inventories                                                     759,000             937,000
   Deferred income taxes, net                                      172,000             172,000
   Prepaid expenses                                                502,000             215,000
                                                               -----------         -----------
   Total current assets                                          4,041,000           3,639,000
                                                               -----------         -----------
Property, buildings and equipment, at cost, less
   accumulated depreciation                                     32,497,000          33,131,000
                                                               -----------         -----------
Real property and equipment under capitalized leases,
   at cost, less accumulated amortization                        1,538,000           1,627,000
                                                               -----------         -----------
Other assets:
   Notes receivable, net of current portion                      2,856,000           2,974,000
   Deposits and other                                              196,000             286,000
                                                               -----------         -----------
   Total other assets                                            3,052,000           3,260,000
                                                               -----------         -----------
Goodwill, less accumulated amortization                          3,807,000           3,862,000
Other intangible assets, less accumulated amortization             406,000             483,000
                                                               -----------         -----------
   Total intangible assets                                       4,213,000           4,345,000
                                                               -----------         -----------
Total assets                                                   $45,341,000         $46,002,000
                                                               ===========         ===========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                   AUGUST 13,           JANUARY 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 2001                  2001
                                                                 ------------          ------------
Current liabilities:
   Accounts payable - trade                                      $  4,756,000          $  5,410,000
   Payroll and related taxes                                        1,684,000             1,738,000
   Sales and property taxes                                         1,274,000             1,077,000
   Rent, licenses and other                                           504,000               736,000
   Income tax payable                                               1,109,000               546,000
   Current maturities of obligations under
      capital leases and long-term debt                             3,647,000             3,024,000
                                                                 ------------          ------------
Total current liabilities                                          12,974,000            12,531,000
                                                                 ------------          ------------
Deferred income taxes, net                                            387,000               387,000
Capitalized lease obligations, net of current maturities            1,654,000             1,729,000
Long-term debt, net of current maturities                           7,759,000             9,975,000

Stockholders' equity:
   Preferred stock, $.001 par value; authorized
      1,500,000 shares; none issued or outstanding                         --                    --
   Common stock, $.001 par value; authorized 8,000,000
      shares; issued and outstanding 2,950,000 and
      2,950,000 shares                                                  3,000                 3,000
   Additional paid-in capital                                      16,351,000            16,351,000
   Officer's note receivable                                       (1,351,000)             (918,000)
   Retained earnings                                                7,564,000             5,951,000
   Treasury stock, at cost, 0 and 1,104 shares                             --                (7,000)
                                                                 ------------          ------------
Total stockholders' equity                                         22,567,000            21,380,000
                                                                 ------------          ------------
Total liabilities and stockholders' equity                       $ 45,341,000          $ 46,002,000
                                                                 ============          ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            TWELVE WEEKS ENDED                      TWENTY-EIGHT WEEKS ENDED
                                                     ---------------------------------         ---------------------------------
                                                        AUGUST 13,           AUGUST 14,          AUGUST 13,          AUGUST 14,
                                                          2001                 2000                2001                2000
                                                     ------------         ------------         ------------         ------------
Total revenues                                       $ 19,868,000         $ 22,179,000         $ 48,553,000         $ 53,906,000

Costs and expenses
    Food costs                                          6,158,000            7,065,000           15,682,000           17,602,000
    Labor costs                                         6,687,000            7,561,000           16,136,000           17,944,000
    Occupancy and other expenses                        4,055,000            4,397,000            9,648,000           10,543,000
    General and administrative expenses                   884,000              892,000            2,127,000            2,190,000
    Depreciation and amortization                         855,000              836,000            1,982,000            1,952,000
    Impairment of long-lived assets                            --                   --                   --              590,000
                                                     ------------         ------------         ------------         ------------
    Total costs and expenses                           18,639,000           20,751,000           45,575,000           50,821,000
                                                     ------------         ------------         ------------         ------------
Income from operations                                  1,229,000            1,428,000            2,978,000            3,085,000

    Interest expense                                     (220,000)            (374,000)            (583,000)            (857,000)
    Interest income                                        60,000                9,000              140,000               21,000
    Other income                                               --                   --                   --                8,000
                                                     ------------         ------------         ------------         ------------
Income before income taxes                              1,069,000            1,063,000            2,535,000            2,257,000

Income tax expense                                        353,000              369,000              917,000              747,000
                                                     ------------         ------------         ------------         ------------
Net income                                           $    716,000         $    694,000         $  1,618,000         $  1,510,000
                                                     ============         ============         ============         ============
Net income per common share - basic                  $       0.24         $       0.24         $       0.55         $       0.51
                                                     ============         ============         ============         ============
Weighted average shares outstanding - basic             2,950,000            2,950,000            2,950,000            2,950,000
                                                     ============         ============         ============         ============
Net income per common share - diluted                $       0.24         $       0.24         $       0.55         $       0.51
                                                     ============         ============         ============         ============
Weighted average shares outstanding - diluted           2,950,000            2,950,000            2,950,000            2,950,000
                                                     ============         ============         ============         ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               TWENTY-EIGHT WEEKS ENDED
                                                         ------------------------------------
                                                         AUGUST 13, 2001      AUGUST 14, 2000
                                                         ---------------      ---------------
Cash flows from operating activities:
Net income                                                 $ 1,618,000          $ 1,510,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            1,982,000            1,952,000
    Impairment of long-lived assets                                 --              590,000
    Amortization of loan cost                                   63,000               63,000
    Allowance for bad debt                                     252,000                   --
    Change in operating assets and liabilities:
        Receivables                                            (28,000)             998,000
        Inventories                                            178,000              136,000
        Prepaid expenses                                      (287,000)            (231,000)
        Deposits and other                                      37,000              (23,000)
        Deferred income taxes                                       --             (100,000)
        Accounts payable                                      (654,000)           1,025,000
        Income tax payable                                     563,000                   --
        Other accrued liabilities                              (89,000)              89,000
                                                           -----------          -----------
        Net cash provided by operating activities            3,635,000            6,009,000

Cash flows used in investing activities:
  Increase in notes receivable, related party                 (185,000)                  --
  Decrease in notes receivable                                 108,000                   --
  Acquisition of property, buildings and equipment            (677,000)          (1,534,000)
  Loans to officer                                            (433,000)             (37,000)
                                                           -----------          -----------
        Net cash used in investing activities               (1,187,000)          (1,571,000)

Cash flows from financing activities:
  Payments on long term debt                                (3,809,000)          (6,050,000)
  Proceeds from issuance of long-term debt                   1,750,000            1,975,000
  Principal payment on capital leases                          (69,000)             (64,000)
  Sale of treasury stock                                         3,000               29,000
                                                           -----------          -----------
        Net cash used in financing activities               (2,125,000)          (4,110,000)
                                                           -----------          -----------
Net increase in cash and cash equivalents                      323,000              328,000

Cash and cash equivalents at beginning of period             1,101,000            1,039,000
                                                           -----------          -----------
Cash and cash equivalents at end of period                 $ 1,424,000          $ 1,367,000
                                                           ===========          ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                               TWENTY-EIGHT WEEKS ENDED
                                                         ------------------------------------
                                                         AUGUST 13, 2001      AUGUST 14, 2000
                                                         ---------------      ---------------
Supplemental disclosures of cash flow Information:

CASH PAID FOR INTEREST                                        $481,000            $508,000
                                                              ========            ========
CASH PAID FOR INCOME TAXES                                    $355,000            $ 37,000
                                                              ========            ========
NON CASH INVESTING AND FINANCING ACTIVITIES:

  Exchange of receivables from Phoenix Restaurant
     Group for equipment                                      $     --            $185,000
  Exchange of deposit for property acquisition                $ 53,000            $     --
  Acquisition of property with debt financing                 $460,000            $     --


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (A) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation. The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

The operating results for the 12-week period ended August 13, 2001 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, ten JB's Restaurants, nine BuddyFreddys Country Buffet restaurants, seven JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. One closed property was reopened as a JJ North's Country Buffet in July 2001. Four restaurants remain closed at the end of the second quarter of fiscal 2002 for remodeling and repositioning.

The operating results for the 12-week period ended August 14, 2000 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, eleven BuddyFreddys Country Buffet restaurants, ten JB's Restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. One restaurant property acquired in November 1999 for conversion to a BuddyFreddys Country Buffet was opened in June 2000.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) RELATED PARTY TRANSACTION

In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with Fleet National Bank. The current rate is approximately five and three-fourths percent. At the end of the second quarter ended August 13, 2001, the loans totaled $1,351,000.

The Company has an $185,000 note receivable with Phillip "Buddy" Johnson who is on the Board of Directors. The note receivable is due July 31, 2002 and is secured by property adjacent to our Plant City, Florida facility. The Company uses the property as additional parking. The note receivable bears interest at 6.5% due monthly.

NOTE (C) SEGMENT AND RELATED REPORTING

The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on the brand similarities.

The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes seven JJ North's Country Buffet restaurants and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, nine BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten JB's Restaurants.

The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. The Company evaluates the performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table. Certain other assets, other income and expenses in the condensed consolidated financial statements relating to corporate administration are not included in the five individual reportable segments but are included as other.

                             (Dollars in Thousands)

        28 WEEKS ENDED                HOMETOWN       CASA      NORTH'S      FLORIDA
       AUGUST 13, 2001                 BUFFET       BONITA       STAR        BUFFET        JB'S        OTHER        TOTAL
       ---------------                --------     --------    --------     --------     --------     --------     --------
Revenues                              $ 20,906     $  6,725    $  5,011     $  9,985     $  5,926     $     --     $ 48,553

Interest income                             --           --          --            2           --          138          140

Interest expense                           (74)          --          --          (17)          (3)        (489)        (583)

Deprecation & amortization                 793          112         228          646          185           18        1,982

Income (loss) before income taxes        2,218        1,304          92          146          402       (1,627)       2,535

Total assets                            12,737        2,147       7,550       16,687        5,283          937       45,341

        28 WEEKS ENDED
       AUGUST 14, 2000
       ---------------

Revenues                              $ 23,402     $  7,040    $  5,413     $ 11,846     $  6,205     $     --     $ 53,906

Interest income                              5           --          --           --           --           16           21

Interest expense                           (79)          --          --           --           (4)        (774)        (857)

Deprecation, amortization &
   impairment of long-lived assets         827           99         370        1,049          183           14        2,542

Income (loss) before income taxes        2,684        1,436          (9)        (418)         378       (1,814)       2,257

Total assets                            13,446        2,140       8,410       16,725        5,483        1,173       47,377

NOTE (D) NET INCOME PER COMMON SHARE

Net income pre common share is computed based on the weighted-average number of common shares outstanding and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

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

In calculated net income per common share, the net income and the weighted-average number of common shares outstanding were the same for both the basic and diluted calculation. Outstanding options not included in the computation of diluted net income per share for the 12-week periods ended

August 13, 2001, and August 14, 2000, were 742,000 in both periods, because to do so would have been anti-dilutive.

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

Consolidated net income for the 12-week period ended August 13, 2001 increased $22,000 or 3.2% to $716,000 or $0.24 per share on a diluted basis as compared with net income of $694,000 for the comparable prior year period. Consolidated net income for the 28-week period ended August 13, 2001 increased $108,000 or 7.2% to $1,618,000 or $0.55 per share on a diluted basis as compared with net income of $1,510,000 for the comparable prior year period. The increase in net income is primarily due to an impairment of long-lived assets of $590,000 recorded in the first quarter of fiscal 2001 with no similar charge in fiscal 2002.

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

Other income in fiscal 2001 represents a gain from the sale of an investment.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 13, 2001 and August 14, 2000.

                                                 TWELVE WEEKS ENDED            TWENTY-EIGHT WEEKS ENDED
                                              AUGUST 13,      AUGUST 14,      AUGUST 13,      AUGUST 14,
                                                 2001           2000            2001            2000
                                              ----------      ---------       ----------      ----------
Total revenues                                   100.0%          100.0%          100.0%          100.0%
                                               -------         -------         -------         -------
Costs and expenses
   Food costs                                     31.0            31.9            32.3            32.6
   Labor  costs                                   33.7            34.1            33.2            33.3
   Occupancy and other expenses                   20.4            19.8            19.9            19.6
   General and administrative expenses             4.4             4.0             4.4             4.1
   Depreciation and amortization                   4.3             3.8             4.1             3.6
   Impairment of long-lived assets                --              --              --               1.1
                                               -------         -------         -------         -------
      Total costs and expenses                    93.8            93.6            93.9            94.3
                                               -------         -------         -------         -------
Income from operations                             6.2             6.4             6.1             5.7
   Interest expense                               (1.1)           (1.7)           (1.2)           (1.6)
   Interest income                                 0.3             0.1             0.3             0.1
   Other income                                   --              --              --              --
                                               -------         -------         -------         -------
   Income before income taxes                      5.4             4.8             5.2             4.2

Income tax expense                                (1.8)           (1.7)           (1.9)           (1.4)
                                               -------         -------         -------         -------
Net income                                         3.6%            3.1%            3.3%            2.8%
                                               =======         =======         =======         =======
Effective income tax rate                         33.0%           34.7%           36.2%           33.1%
                                               =======         =======         =======         =======


Total revenues decreased $2,311,000 or 10.4% from $22.2 million in the 12 weeks ended August 14, 2000 to $19.9 million in the 12 weeks ended August 13, 2001. Total revenues decreased $5,353,000 or 9.9% from $53.9 million in the 28 weeks ended August 14, 2000 to $48.6 million in the 28 weeks ended August 13, 2001. The decrease in revenues is primarily due to declines in comparable same store sales.

Food costs as a percentage of total revenues decreased from 31.9% during the 12-week period ended August 14, 2000 to 31.0% during the 12 weeks ended August 13, 2001, and from 32.6% during the 28-week period ended August 14, 2000 to 32.3% during the 28 weeks ended August 13, 2001. The decrease as a percentage of total revenues was primarily attributable to lower food costs in the HomeTown Buffet Division.

Labor costs as a percentage of total revenues decreased from 34.1% during the 12-week period ended August 14, 2000 to 33.7% during the 12-week period ended August 13, 2001. Labor costs as a percentage of total revenues decreased from 33.3% during the 28-week period ended August 14,

2000 to 33.2% during the 28-week period ended August 13, 2001. The decrease as a percentage of total revenues was primarily attributable to lower benefit costs in the second quarter of fiscal 2002.

Occupancy and other expenses as a percentage of total revenues increased from 19.8% during the 12-week period ended August 14, 2000 to 20.4% during the 12-week period ended August 13, 2001. Occupancy and other expenses as a percentage of total revenues increased from 19.6% during the 28-week period ended August 14, 2000 to 19.9% during the 28-week period ended August 13, 2001. The increase as a percentage of total revenues primarily reflects decreased revenues.

General and administrative costs as a percentage of total revenues increased from 4.0% during the 12-week period ended August 14, 2000 to 4.4% during the 12-week period ended August 13, 2001, and from 4.1% during the 28-week period ended August 14, 2000 to 4.4% during the 28-week period ended August 13, 2001. The increase as a percentage of total revenues primarily reflects decreased revenues.

Interest expense as a percentage of total revenues decreased from 1.7% during the 12-week period ended August 14, 2000 to 1.1% during the 12-week period ended August 13, 2001, and from 1.6% during the 28-week period ended August 14, 2000 to 1.2% during the 28-week period ended August 13, 2001. The decrease as a percentage of total revenues was attributable to decreasing interest rates and lower outstanding balances on the Company's credit facility.

Interest income increased from $9,000 for the 12-week period ended August 14, 2000 to $60,000 for the 12-week period ended August 13, 2001. Interest income increased from $21,000 for the 28-week period ended August 14, 2000 to $140,000 for the 28-week period ended August 13, 2001. The interest income was generated by the Company's cash and outstanding notes receivable balances.

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

As of August 13, 2001, the Company had $1,424,000 cash and cash equivalents for an increase of $323,000 during the 28 weeks ended August 13, 2001. Total cash provided by operations was approximately $3.6 million. The Company used approximately $1.2 million on capital improvements and a net amount of approximately $2.1 million to extinguish long term debt.

The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than new construction. Management estimates the cost of acquiring and converting leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $6,200,000 as of September 20, 2001. Principal payments under the Term Loan Facility due in quarterly installments, began November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility are used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $6,150,000 on September 20, 2001. The Company has $486,000 in letters of credit against the Revolving Credit Facility leaving $364,000 available for borrowing on September 20, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $12,350,000 remained outstanding as of September 20, 2001. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 5.75% in the second quarter of fiscal 2002). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $124,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at September 20, 2001. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 25, 2001. Of the 2,950,000 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 2,479,463 common shares, representing 84.05% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following matters were voted upon at the stockholders' meeting:

     1. Each of the five nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2002 or until their successors are elected and qualified:

          NAME                                  NUMBER OF VOTES CAST
                                          ---------------------------------
                                             FOR         AUTHORITY WITHHELD
                                          ---------      ------------------
          Robert E. Wheaton               2,455,183            24,280

          Jack M. Lloyd                   2,456,983            22,480

          Thomas G. Schadt                2,456,983            22,480

          Phillip "Buddy" Johnson         2,456,983            22,480

          Craig B. Wheaton                2,455,283            24,180

     2. The ratification of the selection of KPMG LLP as independent public accountants of the Company for the current fiscal year was approved by the following vote:

          VOTES CAST                   NUMBER OF SHARES
          ----------                   ----------------
          For                             2,477,163

          Against                               300

          Abstain                             2,000

          Broker Non-Votes                  470,537

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are attached to this report:

     Exhibit   Description
     Number    of Exhibit
     -------   ------------

      None.

     (b)  Current Reports on Form 8-K:

          (i) A Current Report on Form 8-K dated September 14, 2001, was filed to report the change in registrant's Certifying Accountant from KPMG LLP to Grant Thornton LLP.


There were no other items to be reported under Part II of this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        STAR BUFFET, INC. AND SUBSIDIARIES

September 27, 2001                      By: /s/ ROBERT E. WHEATON
                                            ---------------------------
                                                Robert E. Wheaton
                                                President and
                                                Chief Executive Officer