Form 10-Q
period 2001-11-05
STAR BUFFET INC
filed 2001-12-20
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: NOVEMBER 5, 2001

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

                                                            Yes /X/      No / /


There were 2,950,000 shares of the issuer's common stock, par value $.001 per share, outstanding as of December 13, 2001.

                       STAR BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets as of November 5, 2001
                   (unaudited) and January 29, 2001.............................   3

                 Unaudited Condensed Consolidated Statements of Operations for
                   the twelve and forty weeks ended November 5, 2001 and
                   November 6, 2000.............................................   5

                 Unaduited Condensed Consolidated Statements of Cash Flows for
                   the forty weeks ended November 5, 2001 and November 6, 2000..   6

                 Notes to Unaudited Condensed Consolidated Financial Statements.   8

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................  12

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.....  17

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings..............................................  18

         Item 6. Exhibits and Reports on Form 8-K...............................  18

         Signature..............................................................  19

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                               NOVEMBER 5,         JANUARY 29,
                                                                  2001                2001
                                                               -----------         -----------
ASSETS

Current assets:
   Cash and cash equivalents                                   $   633,000         $ 1,101,000
   Current portion of notes and other receivables                1,017,000           1,214,000
   Note receivable, related party                                  185,000                  --
   Inventories                                                     704,000             937,000
   Deferred income taxes, net                                      172,000             172,000
   Prepaid expenses                                                625,000             215,000
                                                               -----------         -----------
   Total current assets                                          3,336,000           3,639,000
                                                               -----------         -----------
Property, buildings and equipment, at cost, less
    accumulated depreciation                                    32,896,000          33,131,000
                                                               -----------         -----------
Real property and equipment under capitalized leases,
    at cost, less accumulated amortization                       1,500,000           1,627,000
                                                               -----------         -----------
Other assets:
   Notes receivable, net of current portion                      2,788,000           2,974,000
   Deposits and other                                              152,000             286,000
                                                               -----------         -----------
   Total other assets                                            2,940,000           3,260,000
                                                               -----------         -----------
Goodwill, less accumulated amortization                          3,783,000           3,862,000
Other intangible assets, less accumulated amortization             395,000             483,000
                                                               -----------         -----------
   Total intangible assets                                       4,178,000           4,345,000
                                                               -----------         -----------
Total assets                                                   $44,850,000         $46,002,000
                                                               ===========         ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)



                                                                        NOVEMBER 5,          JANUARY 29,
                                                                           2001                 2001
                                                                       ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                            $  4,503,000          $  5,410,000
   Payroll and related taxes                                              1,417,000             1,738,000
   Sales and property taxes                                               1,365,000             1,077,000
   Rent, licenses and other                                                 474,000               736,000
   Income taxes payable                                                     754,000               546,000
   Current maturities of obligations under capital
      leases and long-term debt                                           3,809,000             3,024,000
                                                                       ------------          ------------
Total current liabilities                                                12,322,000            12,531,000
                                                                       ------------          ------------
Deferred income taxes, net                                                  387,000               387,000
Capitalized lease obligations, net of current maturities                  1,617,000             1,729,000
Long-term debt, net of current maturities                                 8,418,000             9,975,000

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 1,500,000
      shares; none issued or outstanding                                         --                    --
   Common stock, $.001 par value; authorized 8,000,000 shares;
      issued and outstanding 2,950,000 shares                                 3,000                 3,000
   Additional paid-in capital                                            16,351,000            16,351,000
   Officer's notes receivable                                            (1,338,000)             (918,000)
   Retained earnings                                                      7,090,000             5,951,000
   Treasury stock, at cost, 0 and 1,104 shares                                   --                (7,000)
                                                                       ------------          ------------
Total stockholders' equity                                               22,106,000            21,380,000
                                                                       ------------          ------------
Total liabilities and stockholders' equity                             $ 44,850,000          $ 46,002,000
                                                                       ============          ============


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              TWELVE WEEKS ENDED                        FORTY WEEKS ENDED
                                                     ---------------------------------         ---------------------------------
                                                     NOVEMBER 5,          NOVEMBER 6,          NOVEMBER 5,          NOVEMBER 6,
                                                        2001                 2000                 2001                 2000
                                                     ------------         ------------         ------------         ------------
Total revenues                                       $ 17,246,000         $ 20,049,000         $ 65,799,000         $ 73,954,000
Costs and expenses
    Food costs                                          5,691,000            6,529,000           21,372,000           24,131,000
    Labor costs                                         6,105,000            6,984,000           22,242,000           24,928,000
    Occupancy and other expenses                        3,860,000            4,353,000           13,508,000           14,897,000
    General and administrative expenses                   600,000              954,000            2,727,000            3,144,000
    Depreciation and amortization                         865,000              847,000            2,847,000            2,798,000
    Impairment of long-lived assets                       806,000                   --              806,000              590,000
                                                     ------------         ------------         ------------         ------------
    Total costs and expenses                           17,927,000           19,667,000           63,502,000           70,488,000
                                                     ------------         ------------         ------------         ------------
Income (loss) from operations                            (681,000)             382,000            2,297,000            3,466,000

Other income (expense)
    Interest expense                                     (216,000)            (311,000)            (799,000)          (1,168,000)
    Interest income                                        68,000                9,000              208,000               31,000
    Other income                                               --                   --                   --                8,000
                                                     ------------         ------------         ------------         ------------
    Total costs and expenses                             (148,000)            (302,000)            (591,000)          (1,129,000)
                                                     ============         ============         ============         ============
Income (loss) before income taxes                        (829,000)              80,000            1,706,000            2,337,000

Income tax expense (benefit)                             (354,000)              31,000              563,000              778,000
                                                     ------------         ------------         ------------         ------------
Net income (loss)                                    $   (475,000)        $     49,000         $  1,143,000         $  1,559,000
                                                     ============         ============         ============         ============
Net income (loss) per common share - basic           $      (0.16)        $       0.02         $       0.39         $       0.53
                                                     ============         ============         ============         ============
Weighted average shares outstanding - basic             2,950,000            2,950,000            2,950,000            2,950,000
                                                     ============         ============         ============         ============
Net income (loss) per common share - diluted         $      (0.16)        $       0.02         $       0.39         $       0.53
                                                     ============         ============         ============         ============
Weighted average shares outstanding - diluted           2,950,000            2,950,000            2,950,000            2,950,000
                                                     ============         ============         ============         ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FORTY WEEKS ENDED
                                                                 --------------------------------
                                                                 NOVEMBER 5,          NOVEMBER 6,
                                                                    2001                 2000
                                                                 -----------          -----------
Cash flows from operating activities:
Net income                                                       $ 1,143,000          $ 1,559,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                  2,847,000            2,798,000
    Impairment of long-lived assets                                  806,000              590,000
    Amortization of loan cost                                         91,000               90,000
    Change in operating assets and liabilities:
          Receivables                                                212,000              840,000
          Inventories                                                233,000              120,000
          Prepaid expenses                                          (410,000)            (490,000)
          Deposits and other                                         134,000              (24,000)
          Deferred income taxes                                           --                   --
          Accounts payable - trade                                  (907,000)            (255,000)
          Income taxes payable                                       208,000                   --
          Other accrued liabilities                                 (295,000)            (158,000)
                                                                 -----------          -----------
          Net cash provided by operating activities                4,062,000            5,070,000

Cash flows used in investing activities:
  Increase in notes receivable, related party                        (14,000)                  --
  Acquisition of property, buildings and equipment                (3,192,000)            (105,000)
  Loans to officer                                                  (420,000)          (2,177,000)
                                                                 -----------          -----------
          Net cash used in investing activities                   (3,626,000)          (2,282,000)

Cash flows from financing activities:
   Payments on long term debt                                     (6,580,000)          (7,200,000)
   Proceeds from issuance of long-term debt                        5,795,000            4,675,000
   Principal payment on capital leases                               (99,000)             (92,000)
   Loan costs                                                        (23,000)                  --
   Sale of treasury stock                                              3,000               40,000
                                                                 -----------          -----------
          Net cash used in financing activities                     (904,000)          (2,577,000)
                                                                 -----------          -----------
Net (decrease)/increase in cash and cash equivalents                (468,000)             211,000

Cash and cash equivalents at beginning of period                   1,101,000            1,039,000
                                                                 -----------          -----------
Cash and cash equivalents at end of period                       $   633,000          $ 1,250,000
                                                                 ===========          ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                         FORTY WEEKS ENDED
                                                                 --------------------------------
                                                                 NOVEMBER 5,          NOVEMBER 6,
                                                                    2001                 2000
                                                                 -----------          -----------
Supplemental disclosures of cash flow Information:

CASH PAID FOR INTEREST                                           $   688,000          $   812,000
                                                                 ===========          ===========
CASH PAID FOR INCOME TAXES                                       $   355,000          $    37,000
                                                                 ===========          ===========
NON CASH INVESTING AND FINANCING ACTIVITIES:

    Exchange of receivables from Phoenix Restaurant
        Group for equipment                                      $        --          $   185,000
    Exchange of deposit for property acquisition                 $    53,000          $        --
    Acquisition of property with debt financing                  $   460,000          $        --

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

The operating results for the 12-week period ended November 5, 2001 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, ten JB's Restaurants, nine BuddyFreddys Country Buffet restaurants, seven JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. Two BuddyFreddys Country Buffet restaurants were permanently closed during the quarter. Four BuddyFreddys Country Buffet restaurants remain closed at the end of the third quarter of fiscal 2002 for remodeling and repositioning.

The operating results for the 12-week period ended November 6, 2000 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, thirteen BuddyFreddys Country Buffet restaurants, ten JB's Restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and two North's Star Buffet restaurants. One of the two North's Star Buffet restaurants was closed for remodeling during the first quarter of fiscal 2001.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) RELATED PARTY TRANSACTION

In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with Fleet National Bank. The current rate is approximately five and one-quarter percent. At the end of the third quarter ended November 5, 2001, the loans totaled $1,338,000 ($918,000 at January 29, 2001).

                       STAR BUFFET, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                       STAR BUFFET, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company's reportable segments is shown in the following table. Certain other assets, other income and expenses in the condensed consolidated financial statements relating to corporate administration are not included in the five individual reportable segments but are included as other.

                                                                       (Dollars in Thousands)

       40 WEEKS ENDED                 HOMETOWN        CASA        NORTH'S      FLORIDA
      NOVEMBER 5, 2001                 BUFFET        BONITA        STAR        BUFFET         JB'S         OTHER          TOTAL
      ----------------                --------      --------     --------     --------      --------      --------      --------
Revenues                              $ 28,580      $  8,859     $  7,106     $ 12,899      $  8,355      $     --      $ 65,799

Interest income                             --            --           --            2            --           206           208

Interest expense                          (107)           --           --          (24)           (4)         (664)         (799)

Deprecation, amortization                1,128           163          327          938           265            26         2,847

Impairment of long-lived assets             --            --           --          806            --            --           806

Income (loss) before income taxes        2,696         1,579           38       (1,087)          551        (2,071)        1,706

Total assets                            14,245         2,034        7,358       15,774         5,283           156        44,850

      40 WEEKS ENDED
     NOVEMBER 6, 2000
     ----------------
Revenues                              $ 32,497      $  9,281     $  7,591     $ 15,937      $  8,648      $     --      $ 73,954

Interest income                              5             1           --           --            --            25            31

Interest expense                          (112)           --           --           --            (6)       (1,050)       (1,168)

Deprecation, amortization                1,175           144          325          879           254            21         2,798

Impairment of long-lived assets             --            --          143          443             4            --           590

Income (loss) before income taxes        3,462         1,757           78         (850)          526        (2,636)        2,337

Total assets                            13,554         2,085        8,338       16,802         5,479         1,211        47,469

NOTE (D) NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted-average number of common shares outstanding and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

                       STAR BUFFET, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic net income (loss) per common share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted net income (loss) per common share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculated net income (loss) per common share, the net income (loss) and the weighted-average number of common shares outstanding were the same for both the basic and diluted calculation. Outstanding options not included in the computation of diluted net income (loss) per share for the 12-week periods ended November 5, 2001, and November 6, 2000, were 742,000 in both periods, because to do so would have been anti-dilutive.

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

Consolidated net income for the 12-week period ended November 5, 2001 decreased $524,000 to a net loss of ($475,000) or ($0.16) per share on a diluted basis as compared with net income of $49,000 for the comparable prior year period. The decrease in net income is primarily due to abandoned leasehold improvements of $806,000 and restaurant closing costs of $134,000 for a pre-tax total of $940,000 recorded in the third quarter of fiscal 2002 with no similar charge in the same quarter of fiscal 2001. Consolidated net income for the 40-week period ended November 5, 2001 decreased $416,000 or 26.7% to $1,143,000 or $0.39 per share on a diluted basis as compared with net income of $1,559,000 for the comparable prior year period. The decrease in net income is primarily due to an impairment of long-lived assets of $806,000 and restaurant closing costs of $134,000 for a pre-tax total of $940,000 recorded in the third quarter of fiscal 2002 compared with an impairment of long-lived assets charge of $590,000 in fiscal 2001 primarily related to the termination of a joint venture.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 5, 2001 and November 6, 2000.

                                                   TWELVE WEEKS ENDED              FORTY WEEKS ENDED
                                              ---------------------------     ---------------------------
                                              NOVEMBER 5,     NOVEMBER 6,     NOVEMBER 5,     NOVEMBER 6,
                                                 2001            2000            2001            2000
                                              -----------     -----------     -----------     -----------
Total revenues                                   100.0%          100.0%          100.0%          100.0%
                                                 -----           -----           -----           -----
Costs and expenses
   Food costs                                     33.0            32.6            32.5            32.6
   Labor  costs                                   35.4            34.8            33.8            33.7
   Occupancy and other expenses                   22.4            21.7            20.5            20.1
   General and administrative expenses             3.5             4.8             4.2             4.3
   Depreciation and amortization                   5.0             4.2             4.3             3.8
   Impairment of long-lived assets                 4.6              --             1.2             0.8
                                                 -----           -----           -----           -----
      Total costs and expenses                   103.9            98.1            96.5            95.3
                                                 -----           -----           -----           -----
Income (loss) from operations                     (3.9)            1.9             3.5             4.7

Other income (expense)
   Interest expense                               (1.3)           (1.6)           (1.2)           (1.6)
   Interest income                                 0.4             0.1             0.3             0.1
   Other income                                     --              --              --              --
                                                 -----           -----           -----           -----
Total other income (expense)                      (0.9)           (1.5)           (0.9)           (1.5)

   Income (loss) before income taxes              (4.8)            0.4             2.6             3.2

Income tax expense (benefit)                      (2.0)            0.2             0.9             1.1
                                                 -----           -----           -----           -----
Net income (loss)                                 (2.8)%           0.2%            1.7%            2.1%
                                                 =====           =====           =====           =====
Effective income tax rate                         42.7%           38.8%           33.0%           33.3%
                                                 =====           =====           =====           =====

Total revenues decreased $2,803,000 or 14.0% from $20.0 million in the 12 weeks ended November 6, 2000 to $17.2 million in the 12 weeks ended November 5, 2001. Total revenues decreased $8,155,000 or 11.0% from $74.0 million in the 40 weeks ended November 6, 2000 to $65.8 million in the 40 weeks ended November 5, 2001. The decrease in revenues is from fewer stores in operation and declines in comparable same store sales.

Food costs as a percentage of total revenues increased from 32.6% during the 12-week period ended November 6, 2000 to 33.0% during the 12 weeks ended November 5, 2001. The increase as a percentage of total revenues primarily reflects decreased revenues. Food costs as a percentage of total revenues decreased from 32.6% during the 40-week period ended November 6, 2000 to 32.5% during the 40 weeks ended November 5, 2001. The decrease as a percentage of total revenues was primarily attributable to lower food costs in the HomeTown Buffet Division.

Labor costs as a percentage of total revenues increased from 34.8% during the 12-week period ended November 6, 2000 to 35.4% during the 12-week period ended November 5, 2001. Labor costs as a percentage of total revenues increased from 33.7% during the 40-week period ended November 6, 2000 to 33.8% during the 40-week period ended November 5, 2001. The increase as a percentage of total revenues primarily reflects decreased revenues.

Occupancy and other expenses as a percentage of total revenues increased from 21.7% during the 12-week period ended November 6, 2000 to 22.4% during the 12-week period ended November 5, 2001. Occupancy and other expenses as a percentage of total revenues increased from 20.1% during the 40-week period ended November 6, 2000 to 20.5% during the 40-week period ended November 5, 2001. The increase as a percentage of total revenues primarily reflects decreased revenues as well as an additional $134,000 in lease termination costs.

General and administrative costs as a percentage of total revenues decreased from 4.8% during the 12-week period ended November 6, 2000 to 3.5% during the 12-week period ended November 5, 2001. The decrease as a percentage of total revenues primarily reflects lower administrative bonuses during the quarter. General and administrative costs as a percentage of total revenues decreased from 4.3% during the 40-week period ended November 6, 2000 to 4.2% during the 40-week period ended November 5, 2001. The decrease as a percentage of total revenues is primarily from decreased royalty fees.

Interest expense as a percentage of total revenues decreased from 1.6% during the 12-week period ended November 6, 2000 to 1.3% during the 12-week period ended November 5, 2001, and from 1.6% during the 40-week period ended November 6, 2000 to 1.2% during the 40-week period ended November 5, 2001. The decrease as a percentage of total revenues was attributable to decreasing interest rates and lower outstanding balances on the Company's credit facility.

Interest income increased from $9,000 for the 12-week period ended November 6, 2000 to $68,000 for the 12-week period ended November 5, 2001. Interest income increased from $31,000 for the 40-week period ended November 6, 2000 to $208,000 for the 40-week period ended November 5, 2001. The interest income was generated by the Company's cash and outstanding notes receivable balances.

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

As of November 5, 2001, the Company had $633,000 cash and cash equivalents for a decrease of $468,000 during the 40 weeks ended November 5, 2001. Total cash provided by operations during this 40 week period was approximately $4.1 million. The Company used approximately $3.2 million on capital improvements and a net amount of approximately $900,000 to extinguish long term debt during this same 40 week period of 2002.

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

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $4,375,000 as of December 13, 2001. Principal payments under the Term Loan Facility due in quarterly installments, began November 1999 and continue until the final maturity in October 2003. Borrowings under the Revolving Credit Facility are used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $6,500,000 on December 13, 2001. The Company has $486,000 in letters of credit against the Revolving Credit Facility leaving $14,000 available for borrowing on December 13, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $10,875,000 remained outstanding as of December 13, 2001. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 5.1% in the third quarter of fiscal 2002). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $109,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at December 13, 2001. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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


                                        STAR BUFFET, INC. AND SUBSIDIARIES

December 20, 2001                       By: /s/ Robert E. Wheaton
                                            --------------------------
                                                Robert E. Wheaton
                                                President and
                                                Chief Executive Officer



December 20, 2001                       By: /s/ Ronald E. Dowdy
                                            --------------------------
                                                Ronald E. Dowdy
                                                Group Controller,
                                                Treasurer and Secretary