Form 10-K
period 2002-01-28
STAR BUFFET INC
filed 2002-04-29
CIK 1043156

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-6054

STAR BUFFET, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1430786 (I.R.S. Employer Identification No.)
420 Lawndale Drive Salt Lake City, Utah (Address of Principal Executive Offices)	84115 (Zip Code)

Registrant's Telephone Number, Including Area Code: (801) 463-5500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class):

Common Stock
$.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 15, 2002, was $3,765,000.

        The number of shares outstanding of the registrant's common stock was 2,950,000 shares as of April 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 28, 2002, are incorporated by reference into Part III of this Report.

        The Exhibit Index is contained in Part IV herein on Page E-1.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 28, 2002

PART I

Item 1. Business

Overview

        Star Buffet, Inc., a Delaware corporation ("Star" and collectively with its subsidiaries, the "Company") is engaged in the restaurant industry. As of January 28, 2002, the Company owned and operated 16 franchised HomeTown Buffet restaurants, 13 BuddyFreddys restaurants, ten JB's Restaurants, seven JJ North's Country Buffet restaurants, one North's Star Buffet restaurant, two Holiday House restaurants and two Mexican-themed restaurants operated under the Casa Bonita name. As of January 28, 2002, four of the 13 BuddyFreddys restaurants were closed for remodeling and repositioning. The Company's restaurants are located in nine western states, Oklahoma and Florida and are focused upon providing customers with a wide variety of fresh, high quality food at moderate prices.

Cautionary Statements Regarding Forward-Looking Statements

        This report on Form 10-K contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Prospectus dated September 24, 1997 and other filings with the Securities and Exchange Commission.

Recent Developments

        As a result of a review of its accounting records during the normal course of the fiscal 2002 independent audit, the Company has restated its previously reported audited financial statements for the fiscal years ended January 29, 2001 and January 31, 2000 and the related unaudited quarterly financial data for those periods, as well as the unaudited quarterly financial data for the quarters ended May 21, 2001, August 13, 2001 and November 5, 2001. The restated financial statements for fiscal years 2001 and 2000 and restated consolidated statements of income by quarter for fiscal 2002, 2001 and 2000 are contained in this report. See Note 2 to the Consolidated Financial Statements included in this report for the restated amounts for each respective annual and quarterly period.

        On February 28, 2002, the Company's main food supplier Alliant Foodservice, Inc. ("Alliant") terminated the Master Distribution Agreement between the two companies. Alliant Foodservice, Inc. provided over 80 percent of the company's food purchases. The Company has replaced Alliant with several food suppliers and is less dependent on any one supplier.

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant seeks $2,478,573 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company denies the allegations and plans to vigorously defend the alleged breach of contract. Furthermore, on April 29, 2002, the Company filed an answer and counterclaim in Superior Court citing among other things, breach of the MDA. The Company is seeking over $7,250,000 in damages.

        On February 16, 2000, the Company moved from the Nasdaq National Market to the Nasdaq Smallcap Market effective February 17, 2000. The move was due to noncompliance regarding the minimum market value of public float.

Business

        The Company's objective is to become a leading operator of regional buffet restaurant brands through the acquisition of established regional concepts and subsequent development of additional restaurants within existing or new markets. The Company believes that certain uniformly applied business practices can be used successfully to improve the financial performance of its past and future acquisitions. Key elements of the Company's business practices are as follows:

        Customer Focus.    The Company believes that its ability to deliver high quality food to customers with superior service in clean and friendly environments has been central to its success at improving customer perceptions and sales at its buffet restaurants. Management's focus includes the following key elements:

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

        Management Practices.    The Company's management team has implemented a series of management practices that have improved the operations of acquired restaurants. The key elements of these management practices are:

  •
  Performance Measurements.  The Company has developed food, labor and customer service management practices and reporting mechanisms that allow management to effectively monitor restaurant-level operations, benchmark restaurant performance statistics and communicate best-practices across its restaurant operations. Through the use of its restaurant-level incentive and bonus programs oriented toward rewarding employees, as well as its traditional recognition programs, the Company seeks to motivate its employees and foster an environment where employees are encouraged to share their ideas and cost saving suggestions with management.

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

Restaurant Concepts

  HomeTown Buffet Restaurants

        General.    The Company, through its subsidiary HTB Restaurants, Inc. ("HTB") has a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets, Inc., under which HTB operates 16 HomeTown Buffet restaurants in Arizona, Colorado, New Mexico, Utah and Wyoming.

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

        Concept and Menu.    HomeTown Buffet restaurants are located both in shopping "strip centers" and as freestanding restaurants. HTB's typical restaurant format is approximately 10,200 square feet with seating for approximately 375 customers. The restaurant design is based upon standardized construction plans, with modifications made for each particular site. The restaurants offer fixed price lunch, dinner and breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. The average check price is approximately $6.10. The restaurants offer reduced prices to children under age 12 and to senior citizens.

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

        Individual restaurants typically employ between 70 and 110 non-management hourly employees (made up of a mix of part-time and full-time workers) depending on restaurant size and traffic.

  Casa Bonita

        Concept and Menu.    The Company's two Casa Bonita restaurants are located in Denver, Colorado and Tulsa, Oklahoma and contain 52,000 and 26,000 square feet, respectively. The restaurants are designed to recreate the atmosphere of a Mexican village at night. The restaurants also feature entertainment daily, including strolling mariachis, authentic Mexican dancers, magicians, games and cliff divers. The restaurants' entertainment, combined with high quality, authentic Mexican food, is designed to attract a diverse customer base including tourists and local customers. In addition to typical Mexican menu offerings, these restaurants feature all-you-can-eat dinners which offer customers unlimited servings of selected menu items.

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

  North's Star Division

        General.    The North's Star Division consists of seven JJ North's Country Buffet restaurants and one North's Star Buffet restaurant. The Company's seven JJ North's Country Buffet Restaurants are located in Idaho (3), Washington (2), Oregon (1) and Utah (1). The restaurants are approximately 6,500 to 9,000 square feet and seat approximately 210 to 320 customers. The Company's North's Star Buffet restaurant is located in Arizona. The restaurant is approximately 9,000 square feet and seats approximately 320 customers.

        Concept and Menu.    Both JJ North's Country Buffet and North's Star Buffet restaurants offer fixed price lunch, dinner and weekend breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. Prices are approximately $5.59 for lunch and approximately $7.99 for dinner, and may vary depending on restaurant location. The average check for JJ North's Country Buffet is $6.25. The average check in North's Star Buffet is $5.95. The restaurants offer reduced prices to children under age 12 and to senior citizens.

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

  Florida Buffets Division

        General.    The Company, through several transactions, has acquired fifteen properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (11), BuddyFreddys (2) and Holiday House (2). Four of the 11 BuddyFreddys Country Buffet restaurants were closed for remodeling and repositioning as of January 28, 2002. BuddyFreddys restaurants average approximately 10,000 square feet with seating for approximately 350 guests. Holiday House restaurants average approximately 5,500 square feet with seating for approximately 170 guests.

        Concept and Menu.    The 11 BuddyFreddys Country Buffet restaurants (four of which were closed for remodeling and repositioning as of January 28, 2002) offer a buffet menu specializing in local dishes and southern-style cooking. Each location also offers a small gift shop selling a variety of BuddyFreddys apparel, snacks and specialty merchandise. The two BuddyFreddys differ from BuddyFreddys Country Buffets in that they offer a full a la carte menu in addition to the "all-you-can-eat" buffet. The two Holiday House restaurants also operate in a buffet format and specialize in offering the customer a wide variety of meat entrees including ham, roast beef, turkey and its signature leg of lamb. The average check price for BuddyFreddys and Holiday House is approximately $6.60.

  JB's Restaurants

        General.    The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit") operates ten JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. In connection with the acquisition of certain JB's Restaurants in 1998 from CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location which required among other items, the payment of royalty fees. The restaurants are approximately 4,300 to 5,600 square feet and seat approximately 110 to 180 customers.

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

        Concept and Menu.    JB's Restaurants offer a variety of breakfast, lunch and dinner selections at moderate prices. The breakfast menu features an "all-you-can-eat" breakfast buffet along with other traditional breakfast fare. The lunch and dinner menu has a variety of sandwiches as well as steak, chicken, pasta and seafood entrees. All JB's Restaurants offer an "all-you-can-eat" soup and salad bar during the lunch and dinner. With the exception of the breakfast buffet and the "all-you-can-eat" soup and salad bar, all entrees are cooked to order and served by a wait staff. The average check is approximately $6.35.

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

Employees

        As of April 15, 2002, the Company employed approximately 2,600 persons, of whom approximately 2,455 were restaurant employees, and approximately 145 were restaurant management, supervisory and corporate personnel. Restaurant employees include both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

        The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
Robert E. Wheaton	50	Chief Executive Officer, President and Chairman
Ronald E. Dowdy	45	Group Controller, Treasurer and Secretary
Jack M. Lloyd	51	Director
Thomas G. Schadt	60	Director
Phillip "Buddy" Johnson	49	Director
Craig B. Wheaton	44	Director

        Robert E. Wheaton has served as the Chief Executive Officer and President and as a director of the Company since its formation in July 1997. Mr. Wheaton has been Chairman of the Board since September 1998. Mr. Wheaton served as Executive Vice President of CKE from January 1996 through January 1999. From April 1995 to January 1996, he served as Vice President and Chief Financial Officer of Denny's Inc., a subsidiary of Flagstar Corporation. From 1991 to 1995, Mr. Wheaton served as President and Chief Executive Officer, and from 1989 to 1991 as Vice President and Chief Financial Officer of The Bekins Company. Mr. Wheaton is the brother of Craig B. Wheaton

        Ronald E. Dowdy has served as the Group Controller since June 1998 and as Treasurer and Secretary since February 1999. Mr. Dowdy served as Controller to Holiday House Corporation for nineteen years prior to joining Star Buffet.

        Thomas G. Schadt has served as a director of the Company since the completion of the Company's initial public offering in September 1997. Mr. Schadt has been the Chief Executive Officer of a privately-held beverage distribution company, Bear Creek, L.L.C., since 1995. From 1976 to 1994, he held several positions with PepsiCo, Inc., most recently, Vice President of Food Service.

        Jack M. Lloyd has served as a director of the Company since the completion of the Company's initial public offering in September 1997. Mr. Lloyd served as Chairman of the Board of DenAmerica Corp. from July 1996, until September 2000, and as President, Chief Executive Officer and a director of DenAmerica Corp. from March 1996, until September 2000. DenAmerica Corp. changed its name to Phoenix Restaurant Group in June 1999. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp. ("DRC") from 1987 until the March 1996 merger of DRC and DenAmerica and as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980's. Mr. Lloyd also currently serves as a director of Action Performance Companies, Inc.

        Phillip "Buddy" Johnson has served as a Director of the Company since February 1999 and as President of the BuddyFreddys Division since it was acquired in April 1998 until March 2001. Mr. Johnson has served as the Director of the Division of Real Estate in the Florida Department of Business and Professional Regulations since March 2001. From 1980 until 1998, he was the founding Chairman and CEO of BuddyFreddys Enterprises. From 1991 to 1996, Mr. Johnson served as Republican floor leader in the Florida House of Representatives. Mr. Johnson also served on the executive committee of The Foundation for Florida's Future, a non-profit corporation established in 1995 by now governor, Jeb Bush.

        Craig B. Wheaton has served as a director of the Company since February 1999. Mr. Wheaton is a partner in the law firm Kilpatrick Stockton LLP. His main areas of practice include employee benefits, executive compensation and general corporate law. Mr. Wheaton received his B.A. degree, with honors, from the University of Virginia and his J.D. degree from Wake Forest University. Mr. Wheaton was a member of the Tax Council of the North Carolina Bar Association Section on Taxation ('93-'98) and chair of its Employee Benefits Committee ('95-'97). He is a member and former president of the Triangle Benefits Forum. He is a member of the Southern Employee Benefits Conference, the Employee Benefits Committee of the American Bar Association's Section of Taxation, the National Pension Assistance Project's National Lawyers Network, and the National Association of Stock Plan Professionals. Mr. Wheaton is the brother of Robert E. Wheaton, the Company's Chief Executive Officer, President and Chairman.

Risks

        Growth via Acquisitions.    The Company intends to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on the ability of the Company to acquire additional buffet restaurants or to convert acquired sites into buffet restaurants, both within existing and new markets. The success of the Company's growth strategy is dependent upon numerous factors, many of which are beyond the Company's control, including the availability of suitable acquisition opportunities, the availability of appropriate financing and general economic conditions. The Company must compete with other restaurant operators for acquisition opportunities and with other restaurant operators, retail stores, companies and developers for desirable site locations. Many of these entities have substantially greater financial and other resources than the Company. Many of its acquired restaurants will be located in geographic markets in which the Company has limited or no operating experience. In addition, the Company's acquisition strategy includes management's identification of under performing companies or properties thus increasing the risks involved with the Company's acquisitions. There can be no assurance that the Company will be able to identify, negotiate and consummate acquisitions of additional buffet restaurants or that acquired restaurants or converted restaurants can be operated profitably and successfully integrated into the Company's operations.

        Acquisitions involve a number of special risks that could adversely affect the Company's business, results of operations and financial condition, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired restaurants and the potential loss of key employees. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during expansion could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that any acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. Furthermore, the Company is unable to predict the likelihood of any additional acquisitions being proposed or completed in the near future.

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

        From February 1998 to January 2001, the Company acquired 27 restaurants in seven states, including 15 stores in Florida. As a result of these acquisitions, the Company is more complex and diverse, and the integration of the acquisitions has presented difficult challenges for the Company requiring increased management time and resources. In order to improve profitability, the Company will need to successfully integrate and streamline restaurant functions. There can be no assurance that integration will be successfully accomplished. The difficulties of such integration have been increased by the necessity of coordinating geographically separate organizations. The integration of certain operations following the acquisitions required the dedication of management resources which has temporarily distracted attention from the day-to-day business of the Company. The failure to effectively integrate the operations of the Company or to improve the results of operations of the acquired restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence Upon and Restrictions Resulting from Franchisors.    The Company owns and operates 16 out of its 51 restaurants pursuant to the terms of franchise agreements. The Company operates its 16 HomeTown Buffet Restaurants through its wholly-owned subsidiary, HTB Restaurants, Inc., which is a party to a Franchise Agreement with the HomeTown Franchisor for each such restaurant.

        The performance of the Company's HomeTown Buffet restaurant operations is directly related to the success of the HomeTown Buffet restaurant system, including the management and financial condition of HomeTown as well as restaurants operated by HomeTown and their other franchisees. The inability of such restaurants to compete effectively would have a material adverse effect on the Company's operations. The success of the Company's HomeTown Buffet restaurants depends in part on the effectiveness of the HomeTown Franchisor's marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has no control. For example, adverse publicity involving HomeTown restaurants operated by the franchisor or their other franchisees could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's operations with respect to its HomeTown restaurants are subject to certain restrictions imposed by policies and procedures of HomeTown currently in effect and which from time to time change. These restrictions limit the Company's ability to modify the menu items and decor of its restaurants and may have the effect of limiting the Company's ability to pursue its business plan. Furthermore, the Franchise Agreement with the HomeTown franchisor imposes substantial restrictions on the Company's ability to operate certain restaurant formats and to open additional restaurants in certain geographical areas.

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

        Restaurant Industry.    Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service businesses such as the Company's can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses such as the Company's to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. The Company's profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor, employee benefits and utility costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing buffet-style restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's business, financial condition and results of operations in particular. Changes in economic conditions affecting the Company's guests could reduce traffic in some or all of the Company's restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will depend in part on the ability of the Company's management to anticipate, identify and respond to changing conditions. There can be no assurance that management will be successful in this regard. The impact and uncertainty created by the September 11, 2001 terrorist attack and the consequences of any future terrorist attacks, as well as other events affecting the national and world economies may affect the Company's business.

        Dependence on Key Personnel.    The Company believes that its success will depend in part on the services of its key executives, including Robert E. Wheaton, Chairman of the Board, President and Chief Executive Officer. The Company does not maintain key man life insurance. The loss of the services of Mr. Wheaton could have a material adverse effect upon the Company's business, financial condition and results of operations, as there can be no assurances that a qualified replacement would be available in a timely manner if at all. The Company's continued growth will also depend in part on its ability to attract and retain additional skilled management personnel.

        Government Regulation.    The restaurant industry is subject to federal, state and local government regulations, including those relating to the preparation and sale of food as well as building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. The failure to obtain or retain food licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to the Company.

        Effect of Certain Charter and Bylaw Provisions.    Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Certificate of Incorporation allows the Company to issue up to 1,500,000 shares of currently undesignated Preferred Stock, to determine the powers, preferences, rights, qualifications and limitations or restrictions granted to or imposed on any unissued series of that Preferred Stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The Certificate of Incorporation also eliminates the ability of stockholders to call special meetings. The Company's Bylaws require advance notice to nominate a director or take certain other actions. Such provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, the Company has not elected to be excluded from the provisions of Section 203 of the Delaware General Corporation Law, which imposes certain limitations on transactions between a corporation and "interested" stockholders, as defined in such provisions.

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

        Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline.    Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 15, 2002, 2,950,000 shares of Common Stock were outstanding and 735,000 shares were issuable upon exercise of outstanding options at exercise prices ranging from $5.00 to $12.00. The Company cannot predict the effect, if any, that sales of shares of the Company's common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company's common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

        Control by One Principal Stockholder.    Robert E. Wheaton, our Chairman, Chief Executive Officer and President, currently beneficially owns approximately 45.2% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.2% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors.

Item 2. Properties

        The Company's corporate headquarters are located in Salt Lake City, Utah, and other executive offices are located in Scottsdale, Arizona.

        The Company's restaurants are primarily freestanding locations. As of January 28, 2002 most of the Company's restaurant facilities were leased. The leases expire on dates ranging from 2001 to 2014 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments including periodic rent escalation terms in certain instances, and most call for additional rent based upon revenue volume. Most leases require the Company to maintain the property and pay for the cost of insurance and taxes.

        The following is a summary of the Company's restaurant properties as of January 28, 2002:

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	1	—	1	6	3	11
Leased	15	2	7	9	7	40

        As of January 28, 2002, the Company's restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	15	—	15
Idaho	—	—	3	—	—	3
Montana	—	—	—	—	3	3
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	1	—	4	8
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	8	15	10	51

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

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant seeks $2,478,573 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company denies the allegations and plans to vigorously defend the alleged breach of contract. Furthermore, on April 29, 2002, the Company filed an answer and counterclaim in Superior Court citing among other things, breach of the MDA. The Company is seeking over $7,250,000 in damages.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is listed on the NASDAQ smallcap market under the symbol "STRZ". As of April 15, 2002, there were approximately 550 record holders of the Company's Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

	2002		2001		2000
Fiscal Year
	High	Low	High	Low	High	Low
First Quarter	$3.35	$2.11	$3.88	$2.50	$6.13	$4.00
Second Quarter	3.22	2.83	3.63	2.38	6.94	4.88
Third Quarter	3.62	2.41	3.56	2.81	5.50	3.06
Fourth Quarter	3.00	2.26	3.06	2.44	4.63	3.19

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

Item 6. Selected Financial Data

        The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The operating results for the 52-week period ended January 28, 2002 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, nine BuddyFreddys restaurants (seven of the nine BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), six JJ North's Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, the results include 36, 35, 24, 19 and 3 weeks respectively for five BuddyFreddys Country Buffet restaurants. Results include 30 weeks of operations for one JJ North's Country Buffet restaurant which reopened in July 2001. Four restaurants were closed at the end of the fiscal year for remodeling and repositioning. During the first quarter of fiscal 2003, an additional restaurant was closed for remodeling and repositioning.

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

SELECTED FINANCIAL DATA
(In thousands except per share amounts and restaurant data)

	Fifty-Two Weeks Ended Jan. 28, 2002	(Restated(1)) Fifty-Two Weeks Ended Jan. 29, 2001	(Restated(1)) Fifty-Three Weeks Ended Jan. 31, 2000	(Restated(1)) Fifty-Two Weeks Ended Jan. 25, 1999	(Restated(1)) Fifty-Two Weeks Ended Jan. 26, 1998
Consolidated Statements of Income Data:
Total revenues	$83,218	$94,039	$99,066	$85,409	$54,659
Costs and expenses:
Food costs	27,020	30,899	32,644	28,578	18,024
Labor costs	28,291	32,301	33,650	27,983	17,301
Occupancy and other expenses	17,319	18,984	20,597	18,044	11,050
General and administrative	3,552	4,108	5,101	4,319	2,291
Depreciation and amortization	3,684	3,650	3,651	3,058	2,109
Impairment of long-lived assets	806	590	—	72	—

Total costs and expenses	80,672	90,532	95,643	82,054	50,775

Income from operations	2,546	3,507	3,423	3,355	3,884
Interest expense	(1,055)	(1,630)	(1,491)	(665)	(261)
Other income	289	52	213	933	593

Income before income taxes	1,780	1,929	2,145	3,623	4,216
Income tax expense	270	759	667	1,462	1,695

Net Income	$1,510	$1,170	$1,478	$2,161	$2,521

Net Income per common share—diluted	$0.51	$0.40	$0.50	$0.47	$0.71

Weighted average shares outstanding—diluted	2,950	2,950	2,950	4,601	3,528
Balance sheet data:
Total assets	$43,972	$46,037	$49,000	$44,683	$41,114
Total debt and capital lease obligation including current portion	13,036	14,912	19,092	17,400	2,413
Stockholders' equity	$21,770	$20,677	$19,567	$18,839	$32,287
Other data:
Operating units(2)
HomeTown Buffet	16	16	16	16	16
Casa Bonita	2	2	2	2	2
North's Star Division	8	7	8	11	7
Florida Buffets Division	11	16	17	12	—
JB's Restaurants	10	10	11	9	—
Non-Operating	4	2	2	2	—

Total	51	53	56	52	25

(1)
The financial statements for each of the periods indicated have been restated to reflect the adjustments described in Note 2 to the Consolidated Financial Statements.

(2)
At the end of the respective periods.

        Supplemental Quarterly Financial Data (Unaudited).    Quarterly financial results for the 52 weeks ended January 28, 2002, 52 weeks ended January 29, 2001 and the 53 weeks ended January 31, 2000, are summarized below. Each quarter except fourth quarter fiscal 2002 has been restated to reflect the adjustments as described in Note 2 of the notes to the consolidated financial statements.

(In Thousands Except Per-Share Data)

	For the 52 Weeks Ended January 28, 2002
	(Restated) First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	Fourth Quarter	Total
Revenues	$28,685	$19,868	$17,246	$17,419	$83,218

Income (loss) from operations	$1,726	$1,212	$(610)	$218	$2,546

Income (loss) before income taxes	$1,419	$1,034	$(776)	$103	$1,780
Provision (benefit) for income taxes	546	339	(334)	(281)	270

Net income (loss)	$873	$695	$(442)	$384	$1,510

Earnings (loss) per share:
Basic	$0.30	$0.23	$(0.15)	$0.13	$0.51
Diluted	$0.30	$0.23	$(0.15)	$0.13	$0.51

(In Thousands Except Per-Share Data)

	For the 52 Weeks Ended January 29, 2001
	(Restated) First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	(Restated) Fourth Quarter	(Restated) Total
Revenues	$31,727	$22,179	$20,049	$20,084	$94,039

Income from operations	$1,625	$1,403	$357	$122	$3,507

Income (loss) before income taxes	$1,140	$1,021	$38	$(269)	$1,929
Provision (benefit) for income taxes	477	354	15	(87)	759

Net income (loss)	$663	$667	$23	$(182)	$1,170

Earnings (loss) per share:
Basic	$0.22	$0.23	$0.01	$(0.06)	$0.40
Diluted	$0.22	$0.23	$0.01	$(0.06)	$0.40

(In Thousands Except Per-Share Data)

	For the 53 Weeks Ended January 31, 2000
	(Restated) First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	(Restated) Fourth Quarter	(Restated) Total
Revenues	$31,535	$22,836	$21,347	$23,349	$99,066

Income from operations	$1,989	$1,161	$108	$165	$3,423

Income (loss) before income taxes	$1,613	$867	$(70)	$(264)	$2,145
Provision (benefit) for income taxes	592	318	(26)	(217)	667

Net income (loss)	$1,021	$549	$(44)	$(48)	$1,478

Earnings (loss) per share:
Basic	$0.35	$0.19	$(0.01)	$(0.02)	$0.50
Diluted	$0.35	$0.19	$(0.01)	$(0.02)	$0.50

Amounts indicated may not foot due to quarterly rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week period ended January 28, 2002, the 52-week period ended January 29, 2001 and the 53-week period ended January 31, 2000 are based on the composition of restaurant operations as discussed in Item 6—Selected Financial Data.

        As a result of a review of its accounting records during the normal course of fiscal 2002 independent audit, the Company has restated its previously reported audited financial statements for the fiscal years ended January 29, 2001 and January 31, 2000 and the related unaudited quarterly financial data for those periods, as well as the unaudited quarterly financial data for the quarters ended May 21, 2001, August 13, 2001 and November 5, 2001. The restated financial statements for fiscal years 2001 and 2000 and restated consolidated statements of income by quarter for fiscal 2002, 2001 and 2000 are contained in this report. See Note 2 to the Consolidated Financial Statements included in this report for the restated amounts for each respective annual and quarterly period. Management's discussion and analysis of financial condition and results of operations incorporates the restated amounts for fiscal years 2001 and 2000.

        The implementation of the Company's acquisition and strategic alliance strategies, and the costs associated with integrating new, under performing or unprofitable restaurants, acquired or otherwise operated by the Company may affect the comparability of future periods and have a material adverse effect on the Company's results of operations.

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the fifty-two weeks ended January 28, 2002 ("fiscal 2002"), fifty-two weeks ended January 29, 2001 ("fiscal 2001") and fifty-three weeks ended January 31, 2000 ("fiscal 2000").

	Fifty-Two Weeks Ended January 28, 2002	(Restated) Fifty-Two Weeks Ended January 29, 2001	(Restated) Fifty-Three Weeks Ended January 31, 2000
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food costs	32.4	32.9	32.9
Labor costs	34.0	34.3	34.0
Occupancy and other expenses	20.8	20.2	20.8
General and administrative expenses	4.3	4.4	5.1
Depreciation and amortization	4.4	3.9	3.7
Impairment of long-lived assets	1.0	0.6	—

Total costs and expenses	96.9	96.3	96.5

Income from operations	3.1	3.7	3.5
Interest expense	(1.3)	(1.7)	(1.5)
Other income	0.3	0.1	0.2

Income before income taxes	2.1	2.1	2.2
Income tax expense	(0.3)	(0.8)	(0.7)

Net income	1.8%	1.3%	1.5%

Comparison of Fiscal 2001 to Fiscal 2002

        Total revenues decreased $10.8 million or 11.5% from $94.0 million in fiscal 2001 to $83.2 million in fiscal 2002. The decrease was primarily attributable to lower same store sales due to the sluggish economic conditions and a decrease in the number of restaurants open and operating in fiscal 2002 as compared to fiscal 2001.

        Food costs as a percent of total revenues decreased from 32.9% in fiscal 2001 to 32.4% in fiscal 2002. The decrease was primarily attributable to lower food costs in the HomeTown Buffet division.

        Labor costs as a percent of total revenues decreased from 34.3% in fiscal 2001 to 34.0% in fiscal 2002. The decrease was primarily attributable to lower benefit costs in the current year. The decrease in benefit costs was a result of the Company increasing the employee share of health and medical costs and lower workers compensation costs.

        Occupancy and other expenses as a percent of total revenues increased from 20.2% in fiscal 2001 to 20.8% in fiscal 2002. The increase is primarily attributable to decreased revenues while the fixed portion of occupancy costs remains constant.

        General and administrative expenses as a percentage of total revenues decreased from 4.4% in fiscal 2001 to 4.3% in fiscal 2002. The decrease is primarily attributable to reduced legal expenses.

        Depreciation and amortization as a percent of total revenues increased from 3.9% in fiscal 2001 to 4.4% in fiscal 2002. The increase is primarily attributable to decreased revenues while depreciation and amortization remains constant from year to year.

        Impairment of long-lived assets increased from 0.6% in fiscal 2001 to 1.0% in fiscal 2002. The impairment in fiscal 2002 was a result of terminating two leased restaurants in Florida. The impairment in fiscal 2001 was a result of closing three stores in Florida and one in Utah.

        Interest expense as a percent of total revenues decreased from 1.7% in fiscal 2001 to 1.3% in fiscal 2002. The decrease is primarily attributable to lower interest rates on the Term Loan Facility and Revolving Credit Facility financed by Fleet National Bank as discussed in Note 6 and lower outstanding balances on those facilities.

        Income taxes decreased from 39.4% of earnings before taxes in fiscal 2001 to 15.2% of earnings before taxes in fiscal 2002. The Company amended prior tax returns and received a credit for excess social security tax on tips exceeding minimum wage.

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

        Occupancy and other expenses as a percent of total revenues decreased from 20.8% in fiscal 2000 to 20.2% in fiscal 2001. The decrease is primarily attributable to fewer operating units in the North's Star and Florida divisions.

        General and administrative expenses as a percentage of total revenues decreased from 5.1% in fiscal 2000 to 4.4% in fiscal 2001. The decrease is primarily attributable to reduced legal expenses due to the end of an arbitration case with HomeTown Buffet Restaurants, Inc. in fiscal 2000.

        Depreciation and amortization as a percent of total revenues increased from 3.7% in fiscal 2000 to 3.9% in fiscal 2001. The increase is primarily attributable to decreased revenues.

        Impairment of long-lived assets increased from 0.0% in fiscal 2000 to 0.6% in fiscal 2001. The impairment in fiscal 2001 was a result of closing three stores in Florida and one in Utah.

        Interest expense as a percent of total revenues increased from 1.5% in fiscal 2000 to 1.7% in fiscal 2001. The increase is primarily attributable to higher interest rates on the Term Loan Facility and Revolving Credit Facility financed by Fleet National Bank as discussed in Note 6.

        Other income as a percent of total revenues decreased from 0.2% in fiscal 2000 to 0.1% in fiscal 2001. The decrease is primarily attributable to an insurance refund in fiscal 2000 for loss of income.

        Income taxes increased from 31.1% of earnings before taxes in fiscal 2000 to 39.4% of earnings before taxes in fiscal 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

        The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 28, 2002, the Company had $727,000 in cash, and as of January 29, 2001, the Company had $1,101,000 in cash and cash equivalents. During fiscal 2002, the Company used approximately $3.4 million to fund capital improvements to existing and acquired restaurants. The Company funded the acquisition of two restaurant properties during fiscal 2002. One property included a first mortgage for $460,000. During fiscal 2001, the Company used approximately $2.5 million to fund the acquisition of one restaurant and fund capital improvements to existing and acquired restaurants.

        Cash provided by operations was approximately $5.3 million for fiscal 2002 and approximately $6.5 million for fiscal 2001.

        The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to a Company's prototype at a lower cost. Management estimates the cost of acquiring and converting leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The Term Loan Facility balance was $3,500,000 as of April 15, 2002. Principal payments under the Term Loan Facility are due in quarterly installments until the final maturity in October 2003. Borrowings under the Revolving Credit Facility have been used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $6,600,000 on April 15, 2002 and $6,375,000 at January 28, 2002. The Company has $200,000 in letters of credit against the Revolving Credit Facility leaving $200,000 available for borrowing on April 15, 2002.

        The Company believes that available cash, cash flow from operations and amounts available under the Term Loan Facility and Revolving Credit Facility will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future. If the Company requires additional funds to support its working capital requirements or for other purposes, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions of other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms, or at all.

Impact of Inflation

        Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company's operations. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies. However, management has emphasized cost controls rather than price increases, particularly considering the competitive pressure within the quick-service restaurant industry.

Critical Accounting Policies and Judgments

        The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company's consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported result and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

        The Company's accounting policies regarding land, buildings, and equipment include certain management judgements regarding the estimated useful lives of such assets, the residual values to which the assets are depreciated, and the determination as to what constitutes increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense that would be reported if different assumptions were used. As discussed further below, these judgements may also impact the Company's need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

        Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

New Accounting Pronouncement

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all future business combinations, SFAS 141 broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets. Under the new standards, goodwill and indefinite life intangible assets are no longer amortized but will be subject to annual impairment tests. Finite life intangible assets such as franchise agreements will continue to be amortized over their useful lives. The provisions of SFAS 141 are required to be applied starting with fiscal years beginning after December 15, 2001.

        The Company adopted this statement effective January 29, 2002. As a result, the Company will cease amortization of goodwill and indefinite life intangible assets which is expected to increase income before income taxes by approximately $100,000 in fiscal 2003. Annual amortization expense related to goodwill was $106,000, $105,000 and $110,000 for the fifty-two weeks ended January 28, 2002, fifty-two weeks ended January 29, 2001 and the fifty-three weeks ended January 31, 2000, respectively. In fiscal 2001, the Company had an impairment of goodwill of $67,000 for store closures. During fiscal 2003, the Company will perform the required transitional impairment tests of goodwill and indefinite life intangible assets. It is management's preliminary assessment that a transitional impairment charge, if any, will not be material.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. The Company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assts to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations and is effective for fiscal years beginning after December 15, 2001. The standard was adopted on January 29, 2002, and is not expected to have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the previous rules.

Interest Rate Risk

        The Company's principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $10,100,000 remained outstanding as of April 15, 2002. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 5.8% in fiscal 2002). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $101,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at April 15, 2002. All of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

        The Company purchases certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically the Company uses these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing, menu mix or changing our product delivery strategy. However, increases in commodity prices could result in lower operating margins for our restaurant concepts.

Item 8. Financial Statements and Supplementary Data

        See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        In September 2001, pursuant to the recommendation of management and the approval of the board of directors and the audit committee of the board, the Company appointed Grant Thornton LLP as the Company's independent public auditors for the year ended January 28, 2002. KPMG LLP was the Company's prior independent public audit firm. The reports of KPMG LLP on the Company's financial statements for the years ended January 29, 2001 and January 31, 2000 did not contain any adverse opinions or disclaimers of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles. The Company reports in accordance with Regulation 8-K, Item 304(a)(1)(v)(A) that in connection with the audit of the fiscal year ended January 31, 2000, KPMG LLP issued a letter to the Company's audit committee dated April 7, 2000, informing the Company that KPMG LLP believed a material weakness existed with respect to the Company's cash reconciliation process. The Company corrected the bank reconciliations in question and has implemented new procedures to address the weakness identified by KPMG LLP. The Company has authorized KPMG to respond fully to inquiries from the successor accountants with respect to such matter. There were no reporting disagreements between the Company and KPMG LLP on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure during the years covered by these reports.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2002. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

        The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2002.

Item 13. Certain Relationships and Related Transactions

        The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1)    Index to Consolidated Financial Statements:

Page Number
Report of Independent Auditors	F-1
Report of Independent Auditors	F-2
Consolidated Balance Sheets—as of January 28, 2002 and January 29, 2001	F-3
Consolidated Statements of Income—for the 52-weeks ended January 28, 2002, 52-weeks ended January 29, 2001 and 53-weeks ended January 31, 2000	F-4
Consolidated Statements of Stockholders' Equity—for the 52-weeks ended January 28, 2002, 52-weeks ended January 29, 2001 and 53-weeks ended January 31, 2000	F-5
Consolidated Statements of Cash Flows—for the 52-weeks ended January 28, 2002, 52-weeks ended January 29, 2001 and 53-weeks ended January 31, 2000	F-6
Notes to Consolidated Financial Statements	F-7

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

STAR BUFFET, INC. (Registrant)
April 29, 2002	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton President and Chief Executive Officer (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. WHEATON Robert E. Wheaton	President and Chief Executive Officer and Director	April 29, 2002
/s/ RONALD E. DOWDY Ronald E. Dowdy	Group Controller, Treasurer and Secretary	April 29, 2002
/s/ JACK M. LLOYD Jack M. Lloyd	Director	April 29, 2002
/s/ THOMAS G. SCHADT Thomas G. Schadt	Director	April 29, 2002
/S/ PHILLIP "BUDDY" JOHNSON Phillip "Buddy" Johnson	Director	April 29, 2002
/s/ CRAIG B. WHEATON Craig B. Wheaton	Director	April 29, 2002

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Star Buffet, Inc.:

        We have audited the accompanying consolidated balance sheet of Star Buffet, Inc. and subsidiaries (a Utah corporation) as of January 28, 2002, and the related statements of income, stockholders' equity, and cash flows for the 52-week period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Buffet, Inc. and subsidiaries as of January 28, 2002, and the consolidated results of their operations and their consolidated cash flows for the 52-week period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Salt Lake City, Utah
April 5, 2002 except for Note 2 for which the date is April 18, 2002 and except for Note 15 for which the date is April 29, 2002

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Star Buffet, Inc.:

        We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and subsidiaries as of January 29, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the 52-week period ended January 29, 2001 and the 53-week period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Buffet, Inc. and subsidiaries as of January 29, 2001 and the results of their operations and their cash flows for the 52-week period ended January 29, 2001 and the 53-week period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet as of January 29, 2001 and the related consolidated statements of income, stockholder's equity and cash flows for the 52-week period ended January 29, 2001 and the 53-week period ended January 31, 2000 have been restated.

/s/ KPMG LLP

Salt Lake City, Utah
March 16, 2001 except as to Note 2 which is as of April 18, 2002

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 28, 2002	(Restated-Note 2) January 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$727,000	$1,101,000
Current portion of notes receivable	436,000	231,000
Receivables, net of allowance	876,000	983,000
Inventories	770,000	937,000
Deferred income taxes	206,000	172,000
Prepaid expenses	146,000	215,000

Total current assets	3,161,000	3,639,000
Property, buildings and equipment, net	32,314,000	33,131,000
Real property and equipment under capitalized leases, net	1,462,000	1,627,000
Notes receivable, net of current portion	2,723,000	2,974,000
Deposits and other	163,000	286,000
Deferred income taxes, net	—	35,000
Goodwill, less accumulated amortization	3,756,000	3,862,000
Other intangible assets, less accumulated amortization	393,000	483,000

Total assets	$43,972,000	$46,037,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$4,531,000	$5,410,000
Payroll and related taxes	1,518,000	1,738,000
Sales and property taxes	1,168,000	1,077,000
Rent, licenses and other	444,000	736,000
Income taxes payable	434,000	546,000
Current maturities of obligations under capital leases and long-term debt	3,651,000	2,981,000

Total current liabilities	11,746,000	12,488,000
Deferred income taxes, net	113,000	—
Deferred rent payable	958,000	941,000
Capitalized lease obligations, net of current maturities	1,849,000	1,956,000
Long-term debt, net of current maturities	7,536,000	9,975,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's notes receivable	(1,338,000)	(918,000)
Retained earnings	6,754,000	5,248,000
Treasury stock, at cost, 1,104 shares in 2001	—	(7,000)

Total stockholders' equity	21,770,000	20,677,000

Total liabilities and stockholders' equity	$43,972,000	$46,037,000

See accompanying notes to consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fifty-Two Weeks Ended January 28, 2002	(Restated-Note 2) Fifty-Two Weeks Ended January 29, 2001	(Restated-Note 2) Fifty-Three Weeks Ended January 31, 2000
Total revenues	$83,218,000	$94,039,000	$99,066,000

Costs and expenses
Food costs	27,020,000	30,899,000	32,644,000
Labor costs	28,291,000	32,301,000	33,650,000
Occupancy and other expenses	17,319,000	18,984,000	20,597,000
General and administrative expenses	3,552,000	4,108,000	5,101,000
Depreciation and amortization	3,684,000	3,650,000	3,651,000
Impairment of long-lived assets	806,000	590,000	—

Total costs and expenses	80,672,000	90,532,000	95,643,000

Income from operations	2,546,000	3,507,000	3,423,000
Interest expense	(1,055,000)	(1,630,000)	(1,491,000)
Interest income	289,000	44,000	43,000
Other income	—	8,000	170,000

Income before income taxes	1,780,000	1,929,000	2,145,000
Income tax expense	270,000	759,000	667,000

Net income	$1,510,000	$1,170,000	$1,478,000

Net income per common share—basic and diluted	$0.51	$0.40	$0.50

Weighted average shares outstanding—basic and diluted	2,950,000	2,950,000	2,950,000

See accompanying notes to consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Officer's Notes Receivable	Retained Earnings	Treasury Stock	Total Shareholders' Equity
	Shares	Amount
Balance at January 25, 1999, as previously reported	2,950,000	$3,000	$16,351,000	$—	$3,199,000	$(190,000)	$19,363,000
Cumulative effect of prior period adjustments (Note 2)	—	—	—	—	(524,000)	—	(524,000)

Balance at January 25, 1999, as restated	2,950,000	3,000	16,351,000	—	2,675,000	(190,000)	18,839,000
Loan to officer to purchase stock	—	—	—	(813,000)	—	—	(813,000)
Sale of treasury stock	—	—	—	—	(31,000)	94,000	63,000
Net income (Restated-Note 2)	—	—	—	—	1,478,000	—	1,478,000

Balance at January 31, 2000, as restated	2,950,000	3,000	16,351,000	(813,000)	4,122,000	(96,000)	19,567,000
Loan to officer to purchase stock	—	—	—	(105,000)	—	—	(105,000)
Sale of treasury stock	—	—	—	—	(44,000)	89,000	45,000
Net income (Restated-Note 2)	—	—	—	—	1,170,000	—	1,170,000

Balance at January 29, 2001, as restated	2,950,000	3,000	16,351,000	(918,000)	5,248,000	(7,000)	20,677,000
Loan to officer to purchase stock	—	—	—	(420,000)	—	—	(420,000)
Sale of treasury stock	—	—	—	—	(4,000)	7,000	3,000
Net income	—	—	—	—	1,510,000	—	1,510,000

Balance at January 28, 2002	2,950,000	$3,000	$16,351,000	$(1,338,000)	$6,754,000	$—	$21,770,000

See accompanying notes to consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fifty-Two Weeks Ended January 28, 2002	(Restated-Note 2) Fifty-Two Weeks Ended January 29, 2001	(Restated-Note 2) Fifty-Three Weeks Ended January 31, 2000
Cash flows from operating activities:
Net income	$1,510,000	$1,170,000	$1,478,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,684,000	3,650,000	3,651,000
Provision for allowances of bad debt	253,000	70,000	—
Impairment of long-lived assets	806,000	590,000	—
Amortization of loan cost	120,000	118,000	99,000
Amortization of royalty fee	—	—	23,000
Change in operating assets and liabilities:
Receivables	(147,000)	820,000	(89,000)
Inventories	167,000	113,000	(208,000)
Prepaid expenses	69,000	(131,000)	52,000
Deposits and other	87,000	(24,000)	(57,000)
Deferred income taxes	114,000	(42,000)	47,000
Accounts payable-trade	(879,000)	246,000	909,000
Income tax payable	(112,000)	546,000	—
Other accrued liabilities	(404,000)	(629,000)	994,000

Total adjustments	3,758,000	5,327,000	5,421,000

Net cash provided by operating activities	5,268,000	6,497,000	6,899,000
Cash flows used in investing activities:
Increase (decrease) in notes receivable	47,000	289,000	1,121,000
Acquisition of property, buildings and equipment	(3,378,000)	(2,455,000)	(8,156,000)
Proceeds from sale of securities	36,000	—	—
Purchase of short-term investments	—	—	(27,000)
Loans to officer	(420,000)	(105,000)	(813,000)

Net cash used in investing activities	(3,715,000)	(2,271,000)	(7,875,000)

Cash flows from financing activities:
Payments on long-term debt	(7,924,000)	(9,475,000)	(4,300,000)
Proceeds from issuance of long-term debt	6,132,000	5,375,000	6,500,000
Capitalized loan costs	(54,000)	(30,000)	(33,000)
Sale of treasury stock	3,000	45,000	63,000
Principal payment on capital leases	(84,000)	(79,000)	(342,000)

Net cash provided by (used in) financing activities	(1,927,000)	(4,164,000)	1,888,000

Net increase (decrease) in cash and cash equivalents	(374,000)	62,000	912,000
Cash and cash equivalents at beginning of period	1,101,000	1,039,000	127,000

Cash and cash equivalents at end of period	$727,000	$1,101,000	$1,039,000

See accompanying notes to consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company"). The accompanying financial statements include the results of operations and assets and liabilities of the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements. Significant intercompany transactions and balances have been eliminated in consolidation.

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

        The operating results for the 52-week period ended January 28, 2002 includes 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, seven BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, the results include 36, 35, 24, 19 and 3 weeks respectively for five BuddyFreddys Country Buffet restaurants. Results include 30 weeks of operations for one JJ North's Country Buffet restaurant reopened in July 2001. Four restaurants were closed at the end of the fiscal year for remodeling and repositioning.

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

Inventories

        Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued the lower of cost or market, determined by the first-in, first-out method.

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

        Accumulated amortization of goodwill totaled $481,000 at January 28, 2002 and $375,000 at January 29, 2001.

Other Intangible Assets

        Other intangible assets are comprised of franchise fees and loan costs. Franchise fees are amortized using the straight-line method over the remaining terms of the franchise agreements, which range typically from 8 to 16 years. Loan costs are amortized using the straight-line method over the term of the loan.

        Accumulated amortization of these other intangible assets totaled $572,000 at January 28, 2002 and $427,000 at January 29, 2001.

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

Pre-Opening Costs

        The Company incurred approximately $168,000, $223,000 and $654,000 of pre-opening costs during fiscal 2002, 2001 and 2000, respectively, which were expensed.

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

Advertising Expenses

        Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $976,000, $1,412,000 and $2,210,000, for the 52 weeks ended January 28, 2002, the 52 week period ended January 29, 2001 and the 53 week period ended January 31, 2000, respectively.

Leases

        The Company has various lease commitments on store locations. Expenses of operating leases with escalating payment terms are recognized on a straight-line basis over the lives of the related leases. Contingent rental expense is accrued on a monthly basis for those stores where contingent rent expense is probable.

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

Earnings per Share

        Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the numerators and denominators used to calculate diluted earnings per share:

	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000
Weighted average common shares outstanding	2,950,000	2,950,000	2,950,000
Dilutive effect of stock options	—	—	—

Common shares assuming dilution	2,950,000	2,950,000	2,950,000

        Average shares used in the fifty-two weeks ended January 28, 2002, fifty-two weeks ended January 29, 2001 and the fifty-three weeks ended January 31, 2000 diluted earnings per share computations exclude stock options to purchase 735,000 shares, 742,000 shares and 743,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

Segment Reporting

        The Company's reportable segments are based on brand similarities. Business results are based on the Company's management accounting practices.

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

New Accounting Pronouncement

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all future business combinations, SFAS 141 broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets. Under the new standards, goodwill and indefinite life intangible assets are no longer amortized but will be subject to annual impairment tests. Finite life intangible assets such as franchise agreements will continue to be amortized over their useful lives. The provisions of SFAS 141 are required to be applied starting with fiscal years beginning after December 15, 2001.

        The Company adopted this statement effective January 29, 2002. As a result, the Company will cease amortization of goodwill and indefinite life intangible assets which is expected to increase income before income taxes by approximately $100,000 in fiscal 2003. Annual amortization expense related to goodwill was $106,000, $105,000 and $110,000 for the fifty-two weeks ended January 28, 2002, fifty-two weeks ended January 29, 2001 and the fifty-three weeks ended January 31, 2000, respectively. In fiscal 2001, the Company had an impairment of goodwill of $67,000 for store closures. During fiscal 2003, the Company will perform the required transitional impairment tests of goodwill and indefinite life intangible assets. It is management's preliminary assessment that a transitional impairment charge, if any, will not be material.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. The Company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations and is effective for fiscal years beginning after December 15, 2001. The standard was adopted on January 29, 2002, and is not expected to have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the previous rules.

Reclassifications

        Certain amounts in fiscal 2001 and 2000 have been reclassed to conform with fiscal 2002 presentation.

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

        As a result of a review of its accounting records during the normal course of the fiscal 2002 independent audit, the Company has restated its previously reported audited financial statements for the fiscal years ended January 29, 2001 and January 31, 2000 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended May 21, 2001, August 13, 2001 and November 5, 2001.

        The Company determined rent expense for the fiscal years 2001, 2000, 1999, 1998 and 1997 had been under recognized. Based on FASB Technical Bulletin (FTB) 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company is required to recognize any scheduled rent increases on a straight-line basis. The Company recorded minimum and contingent rent instead of straight-line rent or rent averaging as required. The impact of FTB 85-3 increases rent expense in the initial years of an operating lease with scheduled rent increases and lowers rent expense in the latter years relative to contractual rent payments. Over the next twelve years, the additional liability recognized as a result of the restatement will be reduced as the actual rent payments exceed the straight-line rent expense. Over the respective lives of the leases, the total amounts charged using the straight-line method is equal to the total rent payments. The Company also adjusted the amortization of the capital lease obligation of two leases resulting in additional interest expense in years previously reported. The net impact of the restatement for the scheduled rent increases decreased cumulative earnings before tax by $1,125,000 ($104,000 and $190,000 of rent expense and $74,000 and $72,000 of interest expense in fiscal 2001 and 2000, respectively) and after tax by $703,000 as of January 29, 2001. The restatement did not affect cashflows.

        The restated financial statements also include reductions in expenses of $156,000 in fiscal 2000 consisting of credit card and bank fees ($27,000), organization costs ($82,000), and gift certificate expense ($47,000) of which $11,000 should have been expensed in fiscal 1998 and the remaining $145,000 in fiscal 1999. The Company had credit card and bank fee adjustments and other miscellaneous adjustments in fiscal 2000 that increased expenses before tax in the first quarter of 2000 by $52,000 and $39,000 in both second and third quarters and lowered expenses in the fourth quarter by $130,000. The Company also decreased income tax expense in the fourth quarter of fiscal 2000 by $120,000 and increased income tax expense by $120,000 in the first quarter of fiscal 2001.

        As a result of these items, the Company has recorded a prior period adjustment to beginning retained earnings of $524,000 in fiscal 2000, increased earnings in fiscal 2000 by $53,000 and reduced earnings by $232,000 in fiscal 2001.

        Following are reconciliations of the Company's restatement of the Consolidated Balance Sheet for fiscal year 2001 and Consolidated Income Statements for fiscal years 2001 and 2000.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Year Ended January 29, 2001
	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,101,000		$1,101,000
Current portion of notes receivables, net	231,000		231,000
Receivables, net	983,000		983,000
Inventories	937,000		937,000
Deferred income taxes, net	172,000		172,000
Prepaid expenses	215,000		215,000

Total current assets:	3,639,000		3,639,000
Property, buildings and equipment, net	33,131,000		33,131,000
Real property and equipment under capitalized leases, net	1,627,000		1,627,000
Notes receivable, net of current portion	2,974,000		2,974,000
Deposits and other	286,000		286,000
Deferred income taxes, net	—	$35,000	35,000
Goodwill, less accumulated amortization	3,862,000		3,862,000
Other intangible assets, less accumulated amortization	483,000		483,000

Total assets	$46,002,000	$35,000	$46,037,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$5,410,000		$5,410,000
Payroll and related taxes	1,738,000		1,738,000
Sales and property taxes	1,077,000		1,077,000
Rent, licenses and other	736,000		736,000
Income taxes payable	546,000		546,000
Current maturities of obligations under capital leases and long-term debt	3,024,000	$(43,000)	2,981,000

Total current liabilities	12,531,000	(43,000)	12,488,000
Deferred income taxes, net	387,000	(387,000)	—
Deferred rent payable	—	941,000	941,000
Capitalized lease obligations, net of current maturities	1,729,000	227,000	1,956,000
Long-term debt, net of current maturities	9,975,000		9,975,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—		—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000		3,000
Additional paid-in capital	16,351,000		16,351,000
Officer's notes receivable	(918,000)		(918,000)
Retained earnings	5,951,000	(703,000)	5,248,000
Treasury stock, at cost, 1,104 shares	(7,000)		(7,000)

Total stockholders' equity	21,380,000	(703,000)	20,677,000

Total liabilities and stockholders' equity	$46,002,000	$35,000	$46,037,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Fifty-Two Weeks Ended January 29, 2001
	As Reported	Adjustments	Restated
Total revenues	$94,039,000		$94,039,000

Costs and expenses
Food costs	30,899,000		30,899,000
Labor costs	32,301,000		32,301,000
Occupancy and other expenses	18,880,000	$104,000	18,984,000
General and administrative expenses	4,108,000		4,108,000
Depreciation and amortization	3,650,000		3,650,000
Impairment of long-lived assets	590,000		590,000

Total costs and expenses	90,428,000	104,000	90,532,000

Income from operations	3,611,000	(104,000)	3,507,000
Interest expense	(1,556,000)	(74,000)	(1,630,000)
Interest income	44,000		44,000
Other income	8,000		8,000

Income before income taxes	2,107,000	(178,000)	1,929,000
Income tax expense	705,000	54,000	759,000

Net income	$1,402,000	$(232,000)	$1,170,000

Net income per common share—basic and diluted	$0.48	$(0.08)	$0.40

Weighted average shares outstanding	2,950,000	2,950,000	2,950,000

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Fifty-Three Weeks Ended January 31, 2000
	As Reported	Adjustments	Restated
Total revenues	$99,066,000		$99,066,000

Costs and expenses
Food costs	32,644,000		32,644,000
Labor costs	33,650,000		33,650,000
Occupancy and other expenses	20,434,000	$163,000	20,597,000
General and administrative expenses	5,148,000	(47,000)	5,101,000
Depreciation and amortization	3,733,000	(82,000)	3,651,000

Total costs and expenses	95,609,000	34,000	95,643,000

Income from operations	3,457,000	(34,000)	3,423,000
Interest expense	(1,419,000)	(72,000)	(1,491,000)
Interest income	43,000		43,000
Other income	170,000		170,000

Income before income taxes	2,251,000	(106,000)	2,145,000
Income tax expense	826,000	(159,000)	667,000

Net income	$1,425,000	$53,000	$1,478,000

Net income per common share—basic and diluted	$0.48	$0.02	$0.50

Weighted average shares outstanding	2,950,000	2,950,000	2,950,000

        Following are the consolidated statements of income as originally reported and as restated for the quarters ended November 5, 2001, August 31, 2001, May 21, 2001 and for each of the quarters of fiscal years 2001 and 2000.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended November 5, 2001
	As Reported	Restated
	(Unaudited)
Total revenues	$17,246,000	$17,246,000

Costs and expenses
Food costs	5,691,000	5,691,000
Labor costs	6,105,000	6,105,000
Occupancy and other expenses	3,860,000	3,789,000
General and administrative expenses	600,000	600,000
Depreciation and amortization	865,000	865,000
Impairment of long-lived assets	806,000	806,000

Total costs and expenses	17,927,000	17,856,000

Loss from operations	(681,000)	(610,000)
Interest expense	(216,000)	(234,000)
Interest income	68,000	68,000
Other income	—	—

Loss before income taxes	(829,000)	(776,000)
Income tax benefit	(354,000)	(334,000)

Net loss	$(475,000)	$(442,000)

Net loss per common share—basic and diluted	$(0.16)	$(0.15)

Weighted average shares outstanding	2,950,000	2,950,000

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended August 13, 2001
	As Reported	Restated
	(Unaudited)
Total revenues	$19,868,000	$19,868,000

Costs and expenses
Food costs	6,158,000	6,158,000
Labor costs	6,687,000	6,687,000
Occupancy and other expenses	4,055,000	4,072,000
General and administrative expenses	884,000	884,000
Depreciation and amortization	855,000	855,000
Impairment of long-lived assets	—	—

Total costs and expenses	18,639,000	18,656,000

Income from operations	1,229,000	1,212,000
Interest expense	(220,000)	(238,000)
Interest income	60,000	60,000
Other income	—	—

Income before income taxes	1,069,000	1,034,000
Income tax expense	353,000	339,000

Net income	$716,000	$695,000

Net income per common share—basic and diluted	$0.24	$0.23

Weighted average shares outstanding	2,950,000	2,950,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Sixteen Weeks Ended May 21, 2001
	As Reported	Restated
	(Unaudited)
Total revenues	$28,685,000	$28,685,000

Costs and expenses
Food costs	9,524,000	9,524,000
Labor costs	9,449,000	9,449,000
Occupancy and other expenses	5,593,000	5,616,000
General and administrative expenses	1,243,000	1,243,000
Depreciation and amortization	1,127,000	1,127,000
Impairment of long-lived assets	—	—

Total costs and expenses	26,936,000	26,959,000

Income from operations	1,749,000	1,726,000
Interest expense	(363,000)	(387,000)
Interest income	80,000	80,000
Other income	—	—

Income before income taxes	1,466,000	1,419,000
Income tax expense	564,000	546,000

Net income	$902,000	$873,000

Net income per common share—basic and diluted	$0.31	$0.30

Weighted average shares outstanding	2,950,000	2,950,000

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended January 29, 2001
	As Reported	Restated
	(Unaudited)
Total revenues	$20,084,000	$20,084,000

Costs and expenses
Food costs	6,767,000	6,767,000
Labor costs	7,373,000	7,373,000
Occupancy and other expenses	3,983,000	4,005,000
General and administrative expenses	965,000	965,000
Depreciation and amortization	852,000	852,000
Impairment of long-lived assets	—	—

Total costs and expenses	19,940,000	19,962,000

Income from operations	144,000	122,000
Interest expense	(388,000)	(405,000)
Interest income	14,000	14,000
Other income	—	—

Loss before income taxes	(230,000)	(269,000)
Income tax benefit	(73,000)	(87,000)

Net loss	$(157,000)	$(182,000)

Net loss per common share—basic and diluted	$(0.05)	$(0.06)

Weighted average shares outstanding	2,950,000	2,950,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended November 6, 2000
	As Reported	Restated
	(Unaudited)
Total revenues	$20,049,000	$20,049,000

Costs and expenses
Food costs	6,529,000	6,529,000
Labor costs	6,984,000	6,984,000
Occupancy and other expenses	4,353,000	4,378,000
General and administrative expenses	954,000	954,000
Depreciation and amortization	847,000	847,000
Impairment of long-lived assets	—	—

Total costs and expenses	19,667,000	19,692,000

Income from operations	382,000	357,000
Interest expense	(311,000)	(328,000)
Interest income	9,000	9,000
Other income	—	—

Income before income taxes	80,000	38,000
Income tax expense	31,000	15,000

Net income	$49,000	$23,000

Net income per common share—basic and diluted	$0.02	$0.01

Weighted average shares outstanding	2,950,000	2,950,000

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended August 14, 2000
	As Reported	Restated
	(Unaudited)
Total revenues	$22,179,000	$22,179,000

Costs and expenses
Food costs	7,065,000	7,065,000
Labor costs	7,561,000	7,561,000
Occupancy and other expenses	4,397,000	4,422,000
General and administrative expenses	892,000	892,000
Depreciation and amortization	836,000	836,000
Impairment of long-lived assets	—	—

Total costs and expenses	20,751,000	20,776,000

Income from operations	1,428,000	1,403,000
Interest expense	(374,000)	(391,000)
Interest income	9,000	9,000
Other income	—	—

Income before income taxes	1,063,000	1,021,000
Income tax expense	369,000	354,000

Net income	$694,000	$667,000

Net income per common share—basic and diluted	$0.24	$0.23

Weighted average shares outstanding	2,950,000	2,950,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Sixteen Weeks Ended May 22, 2000
	As Reported	Restated
	(Unaudited)
Total revenues	$31,727,000	$31,727,000

Costs and expenses
Food costs	10,537,000	10,537,000
Labor costs	10,383,000	10,383,000
Occupancy and other expenses	6,146,000	6,178,000
General and administrative expenses	1,298,000	1,298,000
Depreciation and amortization	1,116,000	1,116,000

Total costs and expenses	30,070,000	30,102,000

Income from operations	1,657,000	1,625,000
Interest expense	(483,000)	(506,000)
Interest income	13,000	13,000
Other income	8,000	8,000

Income before income taxes	1,195,000	1,140,000
Income tax expense	378,000	477,000

Net income	$817,000	$663,000

Net income per common share—basic and diluted	$0.28	$0.22

Weighted average shares outstanding	2,950,000	2,950,000

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Thirteen Weeks Ended January 31, 2000
	As Reported	Restated
	(Unaudited)
Total revenues	$23,349,000	$23,349,000

Costs and expenses
Food costs	7,658,000	7,658,000
Labor costs	8,212,000	8,212,000
Occupancy and other expenses	5,125,000	5,016,000
General and administrative expenses	1,445,000	1,445,000
Depreciation and amortization	936,000	853,000

Total costs and expenses	23,376,000	23,184,000

Income (loss) from operations	(27,000)	165,000
Interest expense	(425,000)	(443,000)
Interest income	12,000	13,000
Other income	—	—

Loss before income taxes	(440,000)	(265,000)
Income tax benefit	(250,000)	(217,000)

Net loss	$(190,000)	$(48,000)

Net loss per common share—basic and diluted	$(0.06)	$(0.02)

Weighted average shares outstanding	2,950,000	2,950,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended November 1, 1999
	As Reported	Restated
	(Unaudited)
Total revenues	$21,347,000	$21,347,000

Costs and expenses
Food costs	7,053,000	7,053,000
Labor costs	7,393,000	7,393,000
Occupancy and other expenses	4,582,000	4,664,000
General and administrative expenses	1,211,000	1,211,000
Depreciation and amortization	918,000	918,000

Total costs and expenses	21,157,000	21,239,000

Income from operations	190,000	108,000
Interest expense	(341,000)	(357,000)
Interest income	9,000	9,000
Other income	170,000	170,000

Income (loss) before income taxes	28,000	(70,000)
Income tax expense (benefit)	11,000	(26,000)

Net income (loss)	$17,000	$(44,000)

Net income (loss) per common share—basic and diluted	$0.01	$(0.01)

Weighted average shares outstanding	2,950,000	2,950,000

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended August 9, 1999
	As Reported	Restated
	(Unaudited)
Total revenues	$22,836,000	$22,836,000

Costs and expenses
Food costs	7,461,000	7,461,000
Labor costs	7,807,000	7,807,000
Occupancy and other expenses	4,494,000	4,576,000
General and administrative expenses	983,000	983,000
Depreciation and amortization	848,000	848,000

Total costs and expenses	21,593,000	21,675,000

Income from operations	1,243,000	1,161,000
Interest expense	(281,000)	(297,000)
Interest income	3,000	3,000
Other income	—	—

Income before income taxes	965,000	867,000
Income tax expense	386,000	318,000

Net income	$579,000	$549,000

Net income per common share—basic and diluted	$0.20	$0.19

Weighted average shares outstanding	2,950,000	2,950,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Sixteen Weeks Ended May 17, 1999
	As Reported	Restated
	(Unaudited)
Total revenues	$31,535,000	$31,535,000

Costs and expenses
Food costs	10,472,000	10,472,000
Labor costs	10,238,000	10,238,000
Occupancy and other expenses	6,232,000	6,343,000
General and administrative expenses	1,508,000	1,461,000
Depreciation and amortization	1,032,000	1,032,000

Total costs and expenses	29,482,000	29,546,000

Income from operations	2,053,000	1,989,000
Interest expense	(372,000)	(394,000)
Interest income	18,000	18,000
Other income	—	—

Income before income taxes	1,699,000	1,613,000
Income tax expense	680,000	592,000

Net income	$1,019,000	$1,021,000

Net income per common share—basic and diluted	$0.35	$0.35

Weighted average shares outstanding	2,950,000	2,950,000

NOTE 3—NOTES RECEIVABLE

        Notes receivable consist of the following:

	January 28, 2002	January 29, 2001
Notes receivable from North's Restaurants, Inc.	$2,974,000	$3,205,000
Notes receivable from related party	185,000	—

Total notes receivable	3,159,000	3,205,000
Less current portion	436,000	231,000

Notes receivable, net of current portion	$2,723,000	$2,974,000

        The receivable from North's Restaurants, Inc. ("North's") originally included $3,123,000 for a term note and $371,000 on a line of credit that was converted to a note receivable. As a result of a dispute with North's Restaurants, Inc. Management had stopped accruing the interest pending resolution of the dispute with North's Restaurants, Inc. (See Note 15). As part of a Settlement Agreement entered on January 26, 2001, North's promises to pay the Company the principal sum of $3,500,000, with an interest rate of 8% per annum. North's paid the Company $295,000 pursuant to the terms of the Settlement Agreement and such payment was applied to reduce the principal amount owing. The $3.5 million note receivable stipulates that monthly payments of principal and interest be made in the amount of $39,954. The loan calls for monthly payments to start on February 26, 2001 and continue on the 26th day of each month thereafter, with a final payment of all remaining unpaid principal, accrued interest and other sums due under the note due and payable on September 26, 2010.

        The Company has an $185,000 note receivable with Phillip "Buddy" Johnson who is on the Board of Directors. The note receivable is due July 31, 2002 and is secured by property adjacent to the Plant City, Florida facility. The Company uses the property as additional parking. The note receivable bears interest at 6.5% due monthly.

NOTE 4—RECEIVABLES

        Included in receivables is an allowance for bad debts of $323,000 and $70,000 for fiscal 2002 and 2001, respectively. The allowance is for a related party receivable from Phoenix Restaurant Group, see Note 14—Related Party Transaction. There are no other allowances for receivables. The Company reserved $70,000 in first quarter fiscal 2001 and $253,000 in second quarter fiscal 2002. The Company increased the allowance in August 2001 when management deemed the receivable was uncollectible. Phoenix Restaurant Group subsequently filed for bankruptcy in October 2001.

NOTE 5—PROPERTY, BUILDINGS AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

        The components of property, buildings and equipment and real property under capitalized leases are as follows:

	January 28, 2002	January 29, 2001
Property and equipment:
Furniture, fixtures and equipment	$17,017,000	$16,552,000
Land	5,466,000	4,241,000
Buildings and leasehold improvements	27,081,000	26,418,000

	49,564,000	47,211,000
Less accumulated depreciation and amortization	(17,250,000)	(14,080,000)

	$32,314,000	$33,131,000

Real property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(1,731,000)	(1,566,000)

	$1,462,000	$1,627,000

NOTE 6—LONG-TERM DEBT

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility balance was $3,500,000 as of January 28, 2002. Principal payments under the Term Loan Facility are due in quarterly installments until the final maturity in October 2003, with interest at the Bank's Base Rate plus 0.00% to 0.75%, or the Eurodollar Rate plus 1.25% to 2.00% at the Company's option. Borrowings under the Revolving Credit Facility bore interest at approximately 5.8% for fiscal 2002. All outstanding amounts under the Revolving Credit Facility become due in October 2003. The Revolving Credit Facility balance was $6,375,000 on January 28, 2002. The secured Term Loan Facility and Revolving Credit Facility are collateralized by tangible and intangible personal property of the Company and require the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, and meet other financial covenants. The Company was in compliance with the required covenants at year end. The Revolving Credit Facility includes an annual commitment fee of $30,000 per year plus a percentage of .375% to 0.50% of any unused balance.

        On February 1, 2001, the Company completed a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 28, 2002 is $442,000.

        On October 9, 2001, the Company completed a $773,000 15 year first real estate mortgage with First National Bank of Wyoming. The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's JB's Restaurant in Laramie, Wyoming.

        Long term debt matures in fiscal years ending after January 28, 2002 as follows:

Fiscal Year
2003	$3,547,000
2004	6,426,000
2005	55,000
2006	60,000
2007	64,000
Thereafter	931,000

Total	$11,083,000

NOTE 7—LEASES

        The Company occupies certain restaurants under long-term leases expiring at various dates through 2014. Most restaurant leases have renewal options for terms of 5 to 20 years, and substantially all require payment of real estate taxes and insurance. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 12 years using the straight line method.

        Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 28, 2002 are as follows:

Fiscal year	Capital	Operating	Operating with All Options Exercised
2003	$315,000	$3,686,000	$3,686,000
2004	301,000	3,524,000	3,654,000
2005	288,000	3,334,000	3,656,000
2006	298,000	3,113,000	3,667,000
2007	309,000	2,751,000	3,562,000
Thereafter	1,990,000	9,521,000	61,150,000

Total minimum lease payments:	3,501,000	$25,929,000	$79,355,000

Less amount representing interest:	1,548,000

Present value of minimum lease payments:	1,953,000
Less current portion	104,000

Capital lease obligation excluding current portion	$1,849,000

        Aggregate rent expense under noncancelable operating leases during fiscal 2002, 2001 and 2000 are as follows:

	Fifty-Two Weeks Ended January 28, 2002	(Restated) Fifty-two Weeks Ended January 29, 2001	(Restated) Fifty-Three Weeks Ended January 31, 2000
Minimum rentals	$4,085,000	$4,000,000	$4,448,000
Straight-line rentals	17,000	138,000	215,000
Contingent rentals	196,000	211,000	273,000

	$4,298,000	$4,349,000	$4,936,000

        In fiscal 2002, the Company reduced the deferred rent payable for three stores that were purchased or closed. The $87,000 decrease in rent expense is recognized in the 2002 straight-line rentals disclosed above.

NOTE 8—INCOME TAXES

        Income tax expense (benefit) is comprised of the following:

	Fifty-Two Weeks Ended January 28, 2002	(Restated) Fifty-Two Weeks Ended January 29, 2001	(Restated) Fifty-Three Weeks Ended January 31, 2000
Current:
Federal	$63,000	$679,000	$516,000
State	93,000	122,000	104,000

	156,000	801,000	620,000
Deferred:
Federal	87,000	(40,000)	40,000
State	27,000	(2,000)	7,000

	114,000	(42,000)	47,000

	$270,000	$759,000	$667,000

        A reconciliation of income tax expense at the federal statutory rate to the Company's provision for taxes on income is as follows:

	Fifty-Two Weeks Ended January 28, 2002	(Restated) Fifty-Two Weeks Ended January 29, 2001	(Restated) Fifty-Three Weeks Ended January 31, 2000
Income taxes at statutory rate	$605,000	$656,000	$729,000
State income taxes	75,000	71,000	86,000
Nondeductible expenses	3,000	—	—
Federal income tax credits	(123,000)	—	—
Adjustment of estimated income tax accruals	(290,000)	—	—
Other	—	32,000	(148,000)

	$270,000	$759,000	$667,000

        Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 28, 2002	(Restated) January 29, 2001
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$26,000	$26,000
Accrued vacation	97,000	76,000
Accrued expenses and reserves	83,000	45,000
Other	—	25,000

Total deferred tax assets	206,000	172,000

Long-term deferred tax assets (liabilities):
Leases	1,098,000	1,093,000
Depreciation and amortization	(1,316,000)	(1,004,000)
Federal tax credit carryforward	105,000	—
Other	—	(54,000)

Total deferred tax asset (liabilities), net	(113,000)	35,000

Net deferred tax assets (liabilities)	$93,000	$207,000

        While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets at January 28, 2002 based on the Company's current and future pre-tax earnings.

NOTE 9—SEGMENT AND RELATED REPORTING

        The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on brand similarities.

        The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes seven JJ North's Country Buffet restaurants and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, seven BuddyFreddys Country Buffet restaurants and two Holiday House restaurants plus the stores that are currently closed. The JB's Restaurants segment includes the Company's ten JB's Restaurants.

        The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before income taxes. cont

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets presented in the consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain income and expenses in the consolidated statements of income are not included in the reportable segments.

52 Weeks Ended January 28, 2002	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffet	JB's	Other	Total
	(Dollars in Thousands)
Revenues	$36,845	$10,755	$9,078	$15,979	$10,561	$—	$83,218
Interest income	—	—	—	—	—	289	289
Interest expense	(215)	—	—	(31)	(6)	(803)	(1,055)
Depreciation & amortization	1,468	214	426	1,196	346	34	3,684
Impairment of long-lived assets	—	—	—	806	—	—	806
Income before income taxes	3,198	1,873	(179)	(1,131)	677	(2,658)	1,780
Total assets	14,203	2,237	8,079	15,784	5,080	(1,411)	43,972
(Restated) 52 Weeks Ended January 29, 2001
Revenues	$41,682	$11,248	$9,670	$20,584	$10,855	$—	$94,039
Interest income	5	1	—	—	—	38	44
Interest expense	(220)	—	—	—	(8)	(1,402)	(1,630)
Depreciation & amortization	1,517	189	424	1,156	337	27	3,650
Impairment of long-lived assets	—	—	143	443	4	—	590
Income before income taxes	3,979	1,845	33	(975)	614	(3,567)	1,929
Total assets	13,217	2,043	7,858	16,855	5,316	748	46,037
(Restated) 53 Weeks Ended January 31, 2000
Revenues	$42,854	$11,618	$11,334	$22,506	$10,754	$—	$99,066
Interest income	—	—	7	—	—	36	43
Interest expense	(248)	—	(5)	(11)	(10)	(1,217)	(1,491)
Depreciation & amortization	1,717	161	449	1,044	257	23	3,651
Impairment of long-lived assets	—	—	—	—	—	—	—
Income before income taxes	4,473	1,935	(37)	(596)	562	(4,192)	2,145
Total assets	14,130	2,024	8,799	16,771	5,597	1,679	49,000

NOTE 10—STOCKHOLDERS' EQUITY

Common Stock

        Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Holders of the Common Stock are entitled to receive ratably any dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company's liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock, are, and the shares of Common Stock offered by the Company hereby will be, when issued and paid for, fully paid and nonassessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock which the Company may designate and issue in the future.

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

Officer's Notes Receivable

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's Chief Executive Officer, President and Chairman, the Company has agreed to provide Mr. Wheaton loans solely for the purchase of the Company's common stock. The loans are secured by the stock and bear interest at the prevailing rate set forth in the Company's credit facility with FleetBoston. The average rate for fiscal 2002 was approximately 5.8%. The loans totaled $1,338,000 as of January 28, 2002 and $918,000 as of January 29, 2001.

Common Stock Repurchase

        On December 7, 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. As of January 28, 2002, no shares have been repurchased under the December 7, 1999 authorization.

NOTE 11—EMPLOYEE BENEFIT PLANS

401(k) Plan

        In May 1998, the Company established a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. The Company is not required to match employee contributions. The Company's fees to administer the plan were approximately $13,000, $35,000, and $41,000 for fiscal 2002, 2001 and 2000, respectively.

1997 Employee Stock Purchase Plan

        The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on January 15, 1998, covering 750,000 shares of Common Stock. The Purchase Plan is intended to provide participants with incentives to acquire a proprietary interest in, and continue to provide services to, the Company. The Company's contributions to the plan were approximately $21,000, $13,000 and $12,000 for fiscal 2002, 2001 and 2000, respectively.

        Employees are eligible to participate if they (i) are employed on an hourly basis as a restaurant employee for at least 30 hours per week and if they have been employed by the Company since September 30, 1997 or for at least one year; (ii) are employed on an hourly basis as a non-restaurant employee for at least 30 hours per week and have been so employed continuously during the preceding 90 days; or (iii) are exempt from the overtime and minimum wage requirements under federal and state laws and have been so employed by the Company continuously during the preceding 90 days. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which range from 3% to 10% of the employee's base earnings as defined in the Purchase Plan. The price of stock purchased under the Purchase Plan shall be at the then current market value. Each participant who remains an employee of the Company for at least one year after the end of a particular quarterly offering period shall receive, on the one-year anniversary date of the end of such offering period, a matching contribution from the Company to purchase stock totaling one-half of a participating Officer's or Director's contribution, and one-third of other participant's contributions. Employees may withdraw from the Purchase Plan, effective at the end of a quarterly offering period, by delivering a notice to the Company no later than the 15th day prior to the end of such quarterly offering period, and participation ends automatically on termination of employment. The Board of Directors may at any time amend or terminate the Purchase Plan, and upon such termination, each participant is entitled to receive the funds in such participant's account which have not been used to purchase Common Stock but shall not be entitled to any future matching contribution. The Board of Directors terminated the plan in fiscal 2002. The Company returned all of the funds to the participants.

1997 Stock Incentive Plan

        In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which grants options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Board of Directors has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, time when options will be granted, terms of options granted and number of shares which will be subject to options granted under the 1997 Plan. The exercise price of the options granted is $5.00 for 237,000 options and $12.00 for 498,000 options.

        A summary of the status of the Company's stock options is presented below (shares in thousands):

	Fifty-Two Weeks Ended January 28, 2002		Fifty-Two Weeks Ended January 29, 2001		Fifty-Three Weeks Ended January 31, 2000
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	742	$9.71	743	$9.71	500	$12.00
Granted	—	—	—	—	243	5.00
Cancelled	7	6.46	1	12.00	—	—

Outstanding at end of year	735	9.74	742	9.71	743	9.71

Options exercisable at year end	735	9.74	683	10.11	626	10.11

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

	Fifty-Two Weeks Ended January 28, 2002	(Restated) Fifty-Two Weeks Ended January 29, 2001	(Restated) Fifty-Three Weeks Ended January 31, 2000
Net income as reported	$1,510,000	$1,170,000	$1,478,000
Earnings per share—basic as reported	.51	.40	.50
Earnings per share—diluted as reported	.51	.40	.50
Pro forma net income	1,490,000	1,150,000	1,057,000
Earnings per share—basic as reported	.51	.39	.36
Earnings per share—diluted as reported	.51	.39	.36

        For purposes of the preceding pro forma disclosures, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no projected annual dividends, expected volatility of 15%, a risk free interest rate of 5.98% for grants in fiscal 2000 and an expected life of five years for grants in fiscal 2000.

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

NOTE 12—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001	Fifty-Three Weeks Ended January 31, 2000
Cash paid for income taxes	$355,000	$37,000	$60,000
Cash paid for interest	819,000	1,100,000	1,450,000
Non-cash investing and financing activities are as follows:
Exchange of deposit for note payable	$—	$—	$166,000
Exchange of receivables from Phoenix Restaurant Group for equipment	—	185,000	—
Exchange of deposit for property acquisition	53,000	—	—
Acquisition of property with debt financing	460,000	—	—

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

        The carrying amount of the Company's notes receivable, long-term debt and capital lease obligations approximates fair value and is based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

NOTE 14—RELATED PARTY TRANSACTION

        In addition to the note receivable included in Note 3, the Company entered into an agreement with a company whose former chief executive officer is a member of the Company's Board of Directors. Under the agreement, the Company operated three of the related party's restaurants as BuddyFreddys Country Buffet restaurants. Revenues and expenses of the restaurants are included in the Company's financial statements. The Company and the related party divide income and losses based on an agreed upon formula. Included in receivables is $323,000 for both fiscal 2002 and 2001 due from the related party as a result of the agreement and an allowance for that receivable of $323,000 and $70,000 for fiscal 2002 and 2001, respectively (Note 4). The joint venture was terminated in the first quarter of fiscal 2001.

NOTE 15—COMMITMENTS AND CONTINGENCIES

        The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any resolution will require payments that will have a material effect on the Company's consolidated statements of income or financial position or liquidity.

        On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to Star Buffet pursuant to the Assignment Agreement dated September 30, 1997 between Star Buffet and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's have agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000, and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note. The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's have agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserve all rights, claims and defenses with respect to the extent and validity of such existing liens.

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant seeks $2,478,573 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company denies the allegations and plans to vigorously defend the alleged breach of contract. Furthermore, on April 29, 2002, the Company filed an answer and counterclaim in Superior Court citing among other things, breach of the MDA. The Company is seeking over $7,250,000 in damages.

        In connection with the Company's employment contract with Robert E. Wheaton, the Company's Chief Executive Officer, President and Chairman, the Company has agreed to pay Mr. Wheaton three years salary if he resigns related to change of control of the Company or is terminated, unless the termination is for cause.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Star Buffet, Inc. 1997 Stock Incentive Plan (the "1997 Plan")**
10.2	Form of Stock Option Agreement for the 1997 Plan**
10.3	Form of Indemnification Agreement**
10.4	Management Services Agreement with CKE**
10.5	Form Of Franchise Agreement with HomeTown Buffet, Inc.**
10.6	Asset Purchase Agreement with North's Restaurants, Inc. dated July 24, 1997**
10.6.1	Amendment No. 1 to Asset Purchase Agreement dated as of September 30, 1997 (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
10.6.2	Amended and Restated Credit Agreement dated as of September 30, 1997 between the Company and North's Restaurants, Inc. (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
10.7	Form of Credit Agreement with Stacey's Buffet, Inc.*
10.8	Form of Contribution Agreement among CKE Restaurants, Inc., Summit Family Restaurants Inc. and the Company*
10.9	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and Taco Bueno Restaurants, Inc. (formerly known as Casa Bonita Incorporated)*
10.11	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and JB's Restaurants, Inc.*
10.12	License Agreement with CKE (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.13	Settlement Agreement with HomeTown Buffet, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.14	Asset Purchase Agreement among Summit Family Restaurants Inc. and JB's Family Restaurants, Inc., dated February 10, 1998 (incorporated by reference to the Company's filing on Form 8-K on March 9, 1998)
10.15	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company's filing on Form 10-K on September 28, 1998)
10.16	Credit Agreement (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential treatment under Rule 24b-2 of the Exchange Act.) (incorporated by reference to the Company's filing on Form 10-Q on December 17, 1998)
11.0	Computation of Earnings Per Share Income
21.1	List of Subsidiaries*
23.1	Consent of KPMG LLP
23.2	Consent of Grant Thornton LLP

*
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

**
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

QuickLinks

STAR BUFFET, INC., AND SUBSIDIARIES Index to Annual Report on Form 10-K For the Fiscal Year Ended January 28, 2002
PART I
PART II
SELECTED FINANCIAL DATA (In thousands except per share amounts and restaurant data)
FINANCIAL CONDITION
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT AUDITORS
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
STAR BUFFET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
STAR BUFFET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
EXHIBIT INDEX