Form 10-Q
period 2002-05-20
STAR BUFFET INC
filed 2002-07-05
CIK 1043156

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MAY 20, 2002
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

                         Commission File Number: 0-6054

                                STAR BUFFET, INC.
              (Exact name of registrant as specified in its charter)

              DELAWARE                                    84-1430786
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification Number)


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

                                 Yes  X      No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF JUNE 26, 2002 THERE WERE 2,950,000 SHARES OF COMMON STOCK, $ .001 PAR VALUE, OUTSTANDING.

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

     Condensed Consolidated Balance Sheets as of May 20, 2002 (unaudited) and January 28, 2002.....................3

     Unaudited Condensed Consolidated Statements of Income for the sixteen weeks ended May 20, 2002 and May 21, 2001............................................................5

     Unaudited Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended
                    May 20, 2002 and May 21, 2001..................................................................6

     Notes to Unaudited Condensed Consolidated Financial Statements................................................8

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..........................................................................13

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................................17

Part II.   Other Information

   Item 1. Legal Proceedings......................................................................................18

   Item 6. Exhibits and Reports on Form 8-K.......................................................................18

Signatures........................................................................................................19

ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I:  FINANCIAL INFORMATION

                       STAR BUFFET, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          May 20,              January 28,
ASSETS                                                                                     2002                   2002
                                                                                        -----------            -----------
                                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                               $965,000               $727,000
   Current portion of notes and other receivables                                           441,000                436,000
   Receivables, net of allowance                                                            757,000                876,000
   Inventories                                                                              835,000                770,000
   Deferred income taxes, net                                                               206,000                206,000
   Prepaid expenses                                                                         450,000                146,000
                                                                                       ------------            -----------
   Total current assets                                                                   3,654,000              3,161,000
                                                                                       ------------            -----------
Property, buildings and equipment, net                                                   31,565,000             32,314,000
                                                                                       ------------            -----------
Real property and equipment under capitalized leases, net                                 1,411,000              1,462,000
                                                                                       ------------            -----------
Other assets:
   Notes receivable, net of current portion                                               2,669,000              2,723,000
   Deposits and other                                                                       163,000                163,000
                                                                                       ------------            -----------
   Total other assets                                                                     2,832,000              2,886,000
                                                                                       ------------            -----------
Goodwill, less accumulated amortization                                                   3,756,000              3,756,000
Other intangible assets, less accumulated amortization                                      360,000                393,000
                                                                                       ------------            -----------
   Total intangible assets                                                                4,116,000              4,149,000
                                                                                       ------------            -----------
Total assets                                                                            $43,578,000            $43,972,000
                                                                                       ============            ===========


The Accompanying Notes are an Integral Part of the Condensed Consolidated Statements.

                      STAR BUFFET, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                                                           May 20,             January 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                        2002                  2002
                                                                                        -----------            -----------
                                                                                        (Unaudited)
Current liabilities:
   Accounts payable - trade                                                              $5,472,000             $4,531,000
   Payroll and related taxes                                                              1,614,000              1,518,000
   Sales and property taxes                                                               1,016,000              1,168,000
   Rent, licenses and other                                                                 432,000                444,000
   Income tax payable                                                                       571,000                434,000
   Current maturities of obligations under capital leases and
     long-term debt                                                                         265,000              3,651,000
                                                                                        -----------            -----------
       Total current liabilities                                                          9,370,000             11,746,000
                                                                                        -----------            -----------
   Deferred income taxes, net                                                               113,000                113,000
   Deferred rent payable                                                                  1,018,000                958,000
   Capitalized lease obligations, net of current maturities                               1,811,000              1,849,000
   Long-term debt, net of current maturities                                              9,208,000              7,536,000
                                                                                        -----------            -----------
       Total liabilities                                                                 21,520,000             22,202,000
                                                                                        -----------            -----------
Stockholders' equity:
   Preferred stock, $.001 par value; authorized 1,500,000 shares; none
     issued or outstanding                                                                      --                      --
   Common stock, $.001 par value; authorized 8,000,000 shares; issued and
     outstanding 2,950,000 shares                                                             3,000                  3,000
   Additional paid-in capital                                                            16,351,000             16,351,000
   Officer's note receivable                                                             (1,338,000)            (1,338,000)
   Retained earnings                                                                      7,042,000              6,754,000
                                                                                        -----------            -----------
       Total stockholders' equity                                                        22,058,000             21,770,000
                                                                                        -----------            -----------
Total liabilities and stockholders' equity                                              $43,578,000            $43,972,000
                                                                                        ===========            ===========


The Accompanying Notes are an Integral Part of the Condensed Consolidated Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                Sixteen Weeks Ended
                                                                        ------------------------------------
                                                                            May 20,                May 21,
                                                                             2002                   2001
                                                                         ------------           ------------
Total revenues                                                            $25,192,000            $28,685,000

Costs and expenses
   Food costs                                                               8,960,000              9,524,000
   Labor costs                                                              8,386,000              9,449,000
   Occupancy and other expenses                                             5,115,000              5,616,000
   General and administrative expenses                                      1,083,000              1,243,000
   Depreciation and amortization                                            1,053,000              1,127,000
                                                                         ------------           ------------
   Total costs and expenses                                                24,597,000             26,959,000
                                                                         ------------           ------------
Income from operations                                                        595,000              1,726,000

   Interest expense                                                          (228,000)              (387,000)
   Interest income                                                             73,000                 80,000
                                                                         ------------           ------------
Income before income taxes                                                    440,000              1,419,000

Income tax expense                                                            152,000                546,000
                                                                         ------------           ------------

Net income                                                                   $288,000               $873,000
                                                                         ============           ============

Net income per common share - basic and diluted                                 $0.10                  $0.30
                                                                         ============           ============

Weighted average shares outstanding - basic and diluted                     2,950,000              2,950,000
                                                                         ============           ============

The Accompanying Notes are an Integral Part of the Condensed Consolidated Statements.

                       STAR BUFFET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Sixteen Weeks Ended
                                                                                          --------------------------------------
                                                                                           May 20, 2002             May 21, 2001
                                                                                          -------------            -------------
Cash flows from operating activities:
Net income                                                                                     $288,000                 $873,000
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                            1,053,000                1,127,000
     Amortization of loan cost                                                                   38,000                   36,000
     Change in operating assets and liabilities:
           Receivables                                                                          114,000                   90,000
           Inventories                                                                         (65,000)                   85,000
           Prepaid expenses                                                                   (304,000)                 (135,000)
           Deposits and other                                                                       --                    35,000
           Deferred income taxes                                                                    --                   (18,000)
           Accounts payable-trade                                                               941,000                 (416,000)
           Income tax payable                                                                   137,000                  210,000
           Other accrued liabilities                                                             (8,000)                 (99,000)
                                                                                          -------------            -------------
                Total adjustments                                                             1,906,000                  915,000
                                                                                          -------------            -------------
           Net cash provided by operating activities                                          2,194,000                1,788,000

 Cash flows used in investing activities:

   Increase in notes receivable                                                                      --                 (185,000)
   Decrease in notes receivable                                                                  54,000                   44,000
   Acquisition of property, buildings and equipment                                            (245,000)                (383,000)
   Loans to officers                                                                                 --                 (234,000)
                                                                                          -------------            -------------
           Net cash used in investing activities                                               (191,000)                (758,000)

 Cash flows from financing activities:

    Payments on long term debt                                                               (7,521,000)              (2,353,000)
    Proceeds from issuance of long-term debt                                                  5,800,000                  850,000
    Capitalized loan costs                                                                      (13,000)                      --
    Principal payment on capital leases                                                         (31,000)                 (25,000)
    Sale of treasury stock                                                                           --                    3,000
                                                                                          -------------            -------------
           Net cash used in financing activities                                             (1,765,000)              (1,525,000)
                                                                                          -------------            -------------
 Net increase (decrease) in cash and cash equivalents                                           238,000                 (495,000)

 Cash and cash equivalents at beginning of period                                               727,000                1,101,000
                                                                                          -------------            -------------
 Cash and cash equivalents at end of period                                                    $965,000                 $606,000
                                                                                          =============            =============

                                   (Continued)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Statements.

                      STAR BUFFET, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                        Sixteen Weeks Ended
                                                                            --------------------------------------------
                                                                            May 20, 2002                    May 21, 2001
                                                                            ------------                    ------------
Supplemental disclosures of cash flow information:

Cash paid for interest                                                      $    137,000                    $   336,000
                                                                            ============                    ===========
Cash paid for income taxes                                                  $     15,000                    $   355,000
                                                                            ============                    ===========
Non cash investing and financing activities:

    Exchange of deposit for property acquisition                            $         --                    $    53,000
    Acquisition of property with debt financing                             $         --                    $   460,000



The Accompanying Notes are an Integral Part of the Condensed Consolidated Statements.

                      STAR BUFFET, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (A) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2002. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation. The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

The operating results for the 16-week period ended May 20, 2002 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, ten JB's Restaurants, seven JJ North's Grand Buffet restaurants, seven BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant and the fixed charges for four restaurants closed for the entire quarter. Five restaurants were closed at the end of the first quarter of fiscal 2003 for remodeling and repositioning. During the second quarter of fiscal 2003, an additional restaurant was closed for remodeling and repositioning.

The operating results for the 16-week period ended May 21, 2001 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, thirteen BuddyFreddys Country Buffet restaurants, ten JB's Restaurants, six JJ North's Grand Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and two North's Star Buffet restaurants and the fixed charges for two restaurants closed for the entire quarter. Three restaurants were closed at the end of the first quarter of fiscal 2002 for remodeling and repositioning. During the second quarter of fiscal 2002, an additional restaurant was closed for remodeling and repositioning.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

NOTE (B) RELATED PARTY TRANSACTIONS

In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with FleetBoston Bank. The current rate is approximately three and three-quarters percent. At the end of the first quarter ended May 20, 2002, the loans totaled $1,338,000 ($1,338,000 at January 28, 2002).

The Company has an $185,000 note receivable with Phillip "Buddy" Johnson who is on the Board of Directors. The note receivable is due July 31, 2002 and is secured by property adjacent to the Plant City, Florida facility.

                       STAR BUFFET, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the property as additional parking. The note receivable bears interest at 6.5% due monthly. The note receivable was paid in full in June 2002.

NOTE (C) SEGMENT AND RELATED REPORTING

The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffet Division and JB's Restaurants. The Company's reportable segments are based on the brand similarities.

The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes seven JJ North's Grand Buffet restaurants and one North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, seven BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten JB's Restaurants.

The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. The Company evaluates the performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table. "Other" includes assets presented in the condensed consolidated balance sheets and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain corporate incomes and expenses in the condensed consolidated statements of income are not included in the reportable segments and are included in "other."


                                                   (Dollars in Thousands)

    16 Weeks Ended                          HomeTown       Casa      North's     Florida
     May 20, 2002                             Buffet      Bonita     Star( 1)    Buffet(2)      JB's        Other        Total
    --------------                          --------     -------     --------    ---------     ------  ----------       -------
Revenues                                     $11,855      $3,019       $2,578      $4,511      $3,229  $       --       $25,192
Interest income                                  --           --           --          --          --           73           73
Interest expense                                (65)          --           --         (10)         (1)        (152)        (228)
Deprecation & amortization                       507          79           84         294          78           11        1,053
Income (loss) before income taxes                689         512        (222)          92         192        (823)          440
Total assets                                  13,421       2,000        7,449      15,294       5,102          312       43,578

    16 Weeks Ended
     May 21, 2001
    --------------

Revenues                                     $12,642      $3,322       $2,865      $6,584      $3,272    $     --       $28,685
Interest income                                  --           --           --          --          --          80            80
Interest expense                                (67)          --           --          (9)         (2)       (309)         (387)
Deprecation & amortization                       455          62          130         368         103           9         1,127
Income (loss) before income taxes              1,366         416           80         340         175        (958)        1,419
Total assets                                  12,866       2,029        7,639      17,027       5,253         456        45,270

(1) Included in the reportable segment for the quarter ended May 21, 2001 is one location closed for the entire quarter. This location represents $263,000 and $333,000 of net book value of equipment and leasehold

                       STAR BUFFET, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

improvements included in total assets, respectively, and incurred $16,000 in depreciation and amortization expense. (2) Included in the reportable segment for the quarter ended May 20, 2002 are four locations closed for the entire quarter and one closed during the quarter. These five locations contributed revenues of $67,000, and incurred $96,000 of depreciation and amortization in the quarter ended May 20, 2002. These locations also have a net book value of equipment of $1,972,000, buildings of $3,558,000 and land of $2,801,000 included in total assets at May 20, 2002. Included in the reportable segment for the quarter ended May 21, 2001 is one location closed for the entire quarter and one closed during the quarter. These two locations contributed revenues of $31,000 offset by depreciation and amortization of $31,000 during the quarter ended May 21, 2001, and have a net book value in equipment of $855,000, buildings of $1,116,000 and land of $1,342,000 included in total assets at May 21, 2001.

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

In calculating net income per common share, the net income and the weighted-average number of common shares outstanding were the same for both the basic and diluted calculation. Outstanding options not included in the computation of diluted net income per share for the 16-week periods ended May 20, 2002, and May 21, 2001, were 735,000 and 742,000, respectively, due to the market price of the underlying stock being less than the exercise price.

NOTE (E) GOODWILL

As of January 29, 2002, the Company has adopted Statement of Financial Accounting Standard "SFAS" No. 142, "Goodwill and Other Intangible Assets." Thus, effective January 29, 2002, the Company has ceased amortizing goodwill recorded in past business combinations. SFAS 142 requires the Company to perform a transitional impairment test to determine whether there is an indication that goodwill currently recorded is impaired as of January 29, 2002. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 29, 2002.

The Company has until July 28, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

In the second step, the Company must compare the implied fair value of each reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in a business combination, to its carrying amount, both of which would be measured as

                       STAR BUFFET, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of January 29, 2002. This second step is required to be completed as soon as possible, but no later than January 27, 2003. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

The Company has not completed the first step in the transitional impairment test and has not determined what the effect of adopting SFAS 142 will be on the Company's results of operations. As of January 29, 2002, the Company has $3,756,000 of goodwill net of amortization that is subject to the transitional impairment test.

The following is the Company's disclosure of what reported net income and income per share would have been in all periods presented, exclusive of amortization expenses (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes to amortization periods for intangible assets that will continue to be amortized.


                                                  Sixteen Weeks Ended
                                              ----------------------------
                                                May 20,          May 21,
                                                 2002             2001
                                              ----------        ---------
  Net income as reported.................       $288,000         $873,000
  Amortization, net of tax...............             --           69,000
                                              ----------        ---------
  Adjusted net income....................       $288,000         $942,000
                                              ==========        =========
  Basic and diluted income per share:

  As reported............................          $0.10            $0.30
  Change in amortization expense.........             --             0.02
                                              ----------        ---------
  Adjusted basic and diluted income per
   share.................................          $0.10            $0.32
                                              ==========        =========

NOTE (F) CONTINGENCIES

On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant seeks $2,478,573 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company has included in net payables $2,037,379 for this alleged amount owed in relation to this litigation net of amounts receivable included in accounts payable-trade at May 20, 2002. The Company denies the allegations and plans to vigorously defend the alleged breach of contract. Furthermore, on April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company is seeking over $7,250,000 in damages.

The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's business, financial condition or results of operations, but an existing or future lawsuit or claim could

                      STAR BUFFET, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition and results of operations. During the first quarter, the Company settled an alleged dispute for $100,000.

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

Consolidated net income for the 16-week period ended May 20, 2002 decreased $585,000 or 67.0% to $288,000 or $0.10 per share on a diluted basis as compared with restated net income of $873,000 for the comparable prior year period. The decrease in net income is primarily due to higher food costs, lower same store sales and higher fixed costs as a percentage of sales. The increase in food costs primarily results from changing to several new food suppliers during the first quarter when the former supplier cancelled a food contract with the Company. The Company does not believe the former food supplier had the right to cancel the contract and has filed a lawsuit to collect damages. Management believes food costs will be impacted for the next year as the Company secures more competitive suppliers. Management believes the majority of the impact for the remainder of the year will be in the second quarter. Management also believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas. Occupancy and other expenses are primarily fixed in nature and generally do not vary with restaurant sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category. In addition, certain salaries and benefits do not vary with restaurant sales volume.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Form 10-K, for the fiscal year ended January 28, 2002, and other filings with the Securities and Exchange Commission.

The results of operations for the 16-week period ended May 21, 2001 have been restated as reported in the Company's January 28, 2002 year-end Form 10-K.

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

Depreciation and amortization includes depreciation on assets for closed stores that management is evaluating for future remodeling and repositioning.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of total revenues for the 16 weeks ended May 20, 2002 and May 21, 2001.


                                                                     Sixteen Weeks Ended
                                                                 -------------------------------
                                                                  May 20,                May 21,
                                                                   2002                   2001
                                                                 --------               --------
     Total revenues                                               100.0%                  100.0%
                                                                 --------               --------
     Costs and expenses
        Food costs                                                 35.6                    33.2
        Labor  costs                                               33.3                    33.0
        Occupancy and other expenses                               20.3                    19.6
        General and administrative expenses                         4.3                     4.3
        Depreciation and amortization                               4.2                     3.9
                                                                 --------               --------
          Total costs and expenses                                 97.7                    94.0
                                                                 --------               --------
     Income from operations                                         2.3                     6.0

        Interest expense                                           (0.9)                   (1.4)
        Interest income                                             0.3                     0.3
                                                                 --------               --------
         Income before income taxes                                 1.7                     4.9
     Income tax expense                                             0.6                     1.9
                                                                 --------               --------
     Net income                                                     1.1%                    3.0%
                                                                 ========               ========
     Effective income tax rate                                     34.5%                   38.5%
                                                                 ========               ========

Total revenues decreased $3,493,000 or 12.2% from $28.7 million in the 16 weeks ended May 21, 2001 to $25.2 million in the 16 weeks ended May 20, 2002. The decrease in revenues was primarily attributable to declines in comparable same store sales. Management believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas.

Food costs as a percentage of total revenues increased from 33.2% during the 16-week period ended May 21, 2001 to 35.6% during the 16-week period ended May 20, 2002. The increase as a percentage of total revenues was primarily attributable to higher food costs from changing to several new food suppliers during the first quarter when the former supplier cancelled a food contract with the Company. The Company does not believe the former food supplier had the right to cancel the contract and has filed a lawsuit to collect damages. Management believes food costs will be impacted for the next year as the Company secures more competitive suppliers. Management believes the majority of the impact for the remainder of the year will be in the second quarter.

Labor costs as a percentage of total revenues increased from 33.0% during the 16-week period ended May 21, 2001 to 33.3% during the 16-week period ended May 20, 2002. The increase as a percentage of total revenues was primarily attributable to decreased revenues.

Occupancy and other expenses as a percentage of total revenues increased from 19.6% during the 16-week period ended May 21, 2001 to 20.3% during the 16-week period ended May 20, 2002. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues.

General and administrative costs remained flat at 4.3% as a percentage of revenues during the 16-week period ended May 20, 2002 and May 21, 2001 even though revenues declined. This was achieved through a decrease of approximately $160,000 in administrative costs at the divisional level.

Depreciation and amortization as a percentage of total revenues increased from 3.9% during the 16-week period ended May 21, 2001 to 4.2% during the 16-week period ended May 20, 2002. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues.

Interest expense as a percentage of total revenues decreased from 1.4% during the 16-week period ended May 21, 2001 to 0.9% during the 16-week period ended May 20, 2002. The decrease as a percentage of total revenues was primarily attributable to the lower debt balances and lower interest rates.

Interest income decreased from $80,000 for the 16-week period ended May 21, 2001 to $73,000 for the 16-week period ended May 20, 2002. The interest income was generated by the Company's cash and outstanding notes receivable balances.

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

As of May 20, 2002, the Company had $965,000 in cash. Cash and cash equivalents increased by $238,000 during the 16 weeks ended May 20, 2002. Total cash provided by operations was approximately $2.2 million. The Company used approximately $245,000 on capital improvements and approximately $1.7 million to extinguish long term debt.

The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost. Management estimates the cost of acquiring and converting a leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The financing agreement had an average interest rate of approximately three and three-quarters percent and seven and one-third percent for the quarters ending May 20, 2002 and May 21, 2001, respectively. Principal payments under the Term Loan Facility due in quarterly installments began November 1999 and were scheduled to continue until the final maturity in October 2003. However, the Company paid the Term Loan Facility in full on May 17, 2002. Borrowings under the Revolving Credit Facility are used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $6,675,000 and $6,000,000 on May 20, 2002 and June 26, 2002, respectively.
The Company has $200,000 in letters of credit against the Revolving Credit Facility leaving $800,000 available for borrowing on June 26, 2002.

On May 2, 2002, the Company completed a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's HomeTown Buffet restaurant in Scottsdale, Arizona.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $6,000,000 remained outstanding as of June 26, 2002. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging approximately 3.75% in the first quarter of fiscal 2003). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $60,000 in annual pre-tax earnings. The estimated reduction is based upon the current outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at June 26, 2002. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant seeks $2,478,573 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company has included in net payables $2,037,379 for this alleged amount owed in relation to this litigation net of amounts receivable included in accounts payable-trade at May 20, 2002. The Company denies the allegations and plans to vigorously defend the alleged breach of contract. Furthermore, on April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company is seeking over $7,250,000 in damages.

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

                                             STAR BUFFET, INC. AND SUBSIDIARIES

      July 5, 2002                      By:  /s/ Robert E. Wheaton
                                             Robert E. Wheaton
                                             President and
                                             Chief Executive Officer


      July 5, 2002                      By:  /s/ Ronald E. Dowdy
                                             Ronald E. Dowdy
                                             Group Controller,
                                             Treasurer, Secretary and
                                             Principal Accounting Officer