Form 10-Q
period 2002-08-12
STAR BUFFET INC
filed 2002-09-26
CIK 1043156

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 12, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 0-6054

STAR BUFFET, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-1430786 (IRS Employer Identification Number)

420 Lawndale Drive,
Salt Lake City, UT 84115
(Address of principal executive offices)(Zip Code)

(801) 463-5500
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 2,950,000 shares of the issuer's common stock, par value $.001 per share, outstanding as of September 18, 2002.

STAR BUFFET, INC. AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 12, 2002	January 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$861,000	$727,000
Current portion of notes and other receivables	65,000	436,000
Receivables, net of allowance	1,077,000	876,000
Inventories	736,000	770,000
Deferred income taxes, net	206,000	206,000
Prepaid expenses	614,000	146,000
Net assets held for sale	1,211,000	—

Total current assets	4,770,000	3,161,000

Property, buildings and equipment, net	28,877,000	32,314,000

Real property and equipment under capitalized leases, net	1,373,000	1,462,000

Other assets:
Notes receivable, net of current portion	2,827,000	2,723,000
Deposits and other	200,000	163,000
Deferred income taxes	158,000	—

Total other assets	3,185,000	2,886,000

Goodwill, less accumulated amortization	3,756,000	3,756,000
Other intangible assets, less accumulated amortization	326,000	393,000

Total intangible assets	4,082,000	4,149,000

Total assets	$42,287,000	$43,972,000

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	August 12, 2002	January 28, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable—trade	$5,740,000	$4,531,000
Payroll and related taxes	1,512,000	1,518,000
Sales and property taxes	1,239,000	1,168,000
Rent, licenses and other	568,000	444,000
Income tax payable	484,000	434,000
Current maturities of obligations under capital leases and long-term debt	264,000	3,651,000

Total current liabilities	9,807,000	11,746,000

Deferred income taxes, net	—	113,000
Deferred rent payable	1,038,000	958,000
Capitalized lease obligations, net of current maturities	1,791,000	1,849,000
Long-term debt, net of current maturities	8,210,000	7,536,000

Total liabilities	20,846,000	22,202,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(1,338,000)	(1,338,000)
Retained earnings	6,425,000	6,754,000

Total stockholders' equity	21,441,000	21,770,000

Total liabilities and stockholders' equity	$42,287,000	$43,972,000

The accompanying notes are an integral part of the condensed consolidated statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 12, 2002	August 13, 2001	August 12, 2002	August 13, 2001
Total revenues	$17,960,000	$19,868,000	$43,152,000	$48,553,000
Costs and expenses
Food costs	6,196,000	6,158,000	15,156,000	15,682,000
Labor costs	6,165,000	6,687,000	14,551,000	16,136,000
Occupancy and other expenses	3,832,000	4,072,000	8,946,000	9,688,000
General and administrative expenses	834,000	884,000	1,917,000	2,127,000
Depreciation and amortization	771,000	855,000	1,824,000	1,982,000
Impairment of long-lived assets	1,040,000	—	1,040,000	—

Total costs and expenses	18,838,000	18,656,000	43,434,000	45,615,000

Income (loss) from operations	(878,000)	1,212,000	(282,000)	2,938,000
Interest expense	(161,000)	(238,000)	(389,000)	(625,000)
Interest income	63,000	60,000	136,000	140,000

Income (loss) before income taxes	(976,000)	1,034,000	(535,000)	2,453,000
Income tax (benefit) expense	(358,000)	339,000	(206,000)	885,000

Net income (loss)	$(618,000)	$695,000	$(329,000)	$1,568,000

Net income (loss) per common share—basic and diluted	($0.21)	$0.23	($0.11)	$0.53

Weighted average shares outstanding—basic and diluted	2,950,000	2,950,000	2,950,000	2,950,000

The accompanying notes are an integral part of the condensed consolidated statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-eight Weeks Ended
	August 12, 2002	August 13, 2001
Cash flows from operating activities:
Net income (loss)	$(329,000)	$1,568,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,824,000	1,982,000
Impairment of long-lived assets	1,040,000	—
Amortization of loan cost	67,000	63,000
Allowance for bad debts	—	252,000
Change in operating assets and liabilities:
Receivables	(119,000)	(28,000)
Inventories	34,000	178,000
Prepaid expenses	(468,000)	(287,000)
Deposits and other	(37,000)	37,000
Deferred income taxes	(271,000)	(32,000)
Deferred rent payable	80,000	57,000
Accounts payable—trade	1,209,000	(654,000)
Income tax payable	50,000	563,000
Other accrued liabilities	89,000	(89,000)

Total adjustments	3,498,000	2,042,000

Net cash provided by operating activities	3,169,000	3,610,000
Cash flows used in investing activities:
Increase in notes receivable	—	(185,000)
Decrease in notes receivable	185,000	108,000
Acquisition of property, buildings and equipment	(436,000)	(677,000)
Loans to officer	—	(433,000)

Net cash used in investing activities	(251,000)	(1,187,000)
Cash flows from financing activities:
Payments on long term debt	(9,241,000)	(3,809,000)
Proceeds from issuance of long-term debt	6,525,000	1,750,000
Capitalized loan costs	(13,000)	—
Principal payment on capital leases	(55,000)	(44,000)
Sale of treasury stock	—	3,000

Net cash used in financing activities	(2,784,000)	(2,100,000)

Net increase in cash and cash equivalents	134,000	323,000
Cash and cash equivalents at beginning of period	727,000	1,101,000

Cash and cash equivalents at end of period	$861,000	$1,424,000

(Continued)
The accompanying notes are an integral part of the condensed consolidated statements.

	Twenty-eight Weeks Ended
	August 12, 2002	August 13, 2001
Supplemental disclosures of cash flow information:
Cash paid for interest	$220,000	$481,000

Cash paid for income taxes	$15,000	$355,000

Non cash investing and financing activities:
Exchange of deposit for property acquisition	$—	$53,000
Acquisition of property with debt financing	$—	$460,000

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

        The operating results for the 12-week period ended August 12, 2002 include operations for each of the Company's 16 franchised HomeTown Buffet restaurants, ten JB's Restaurants, seven JJ North's Country Buffet restaurants, six BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants, one North's Star Buffet restaurant and one JJ North's Family Restaurant and the fixed charges for five restaurants closed for the entire quarter. One property was acquired and opened during the quarter. One restaurant was closed and the lease terminated during the quarter. Four restaurants remain closed at the end of the second quarter of fiscal 2003 for remodeling and repositioning. One closed restaurant has been leased and another one is under contract to be sold and reported as net assets held for sale.

        The operating results for the 12-week period ended August 13, 2001 include operations for each of the Company's 16 franchised HomeTown Buffet restaurants, ten JB's Restaurants, nine BuddyFreddys Country Buffet restaurants, seven JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant and the fixed charges for two restaurants closed for the entire quarter. One closed property was reopened as a JJ North's Country Buffet in July 2001. Four restaurants remain closed at the end of the second quarter of fiscal 2002 for remodeling and repositioning.

        The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

Note (B) Related Party Transaction

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with Fleet Boston Bank. The current rate is approximately three and two-fifths percent. At the end of the second quarter ended August 12, 2002, the loans totaled $1,338,000 ($1,338,000 at January 28, 2002).

        The Company had an $185,000 note receivable with Phillip "Buddy" Johnson who is a member of the Board of Directors. The note receivable was due July 31, 2002 and was secured by property adjacent to our Plant City, Florida facility. The Company uses the property as additional parking. The note receivable bears interest at 6.5% due monthly. The note receivable was paid in full in June 2002.

Note (C) Segment and Related Reporting

        The Company has five reportable operating segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffet Division and JB's Restaurants. The Company's reportable segments are based on the brand similarities.

        The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes seven JJ North's Country Buffet restaurants and one North's Star Buffet restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, six BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten JB's Restaurants and one JJ North's Family Restaurant.

        The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. The Company evaluates the performance of its operating segments based on income (loss) before income taxes.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. "Other" includes assets presented in the condensed consolidated balance sheets and not in the reportable segments related to the Company as a whole, and not individual segments. Also certain corporate incomes and expenses in the condensed consolidated statements of operations are not included in the reportable segments and are also included in "other."

28 Weeks Ended August 12, 2002	HomeTown Buffet	Casa Bonita	North's Star(1)	Florida Buffet(2)	JB's(3)	Other	Total
	(Dollars in Thousands)
Revenues	$19,909	$6,135	$4,309	$6,977	$5,822	$—	$43,152
Interest income	—	—	—	—	—	136	136
Interest expense	(113)	—	—	(18)	(1)	(257)	(389)
Deprecation & amortization	859	131	143	519	153	19	1,824
Impairment of long-lived assets	—	—	300	740	—	—	1,040
Income (loss) before income taxes	782	1,349	(693)	(847)	308	(1,434)	(535)
Total assets	13,224	1,823	7,199	13,860	5,106	1,075	42,287
28 Weeks Ended August 13, 2001
Revenues	$20,906	$6,725	$5,011	$9,985	$5,926	$—	$48,553
Interest income	—	—	—	2	—	138	140
Interest expense	(116)	—	—	(17)	(3)	(489)	(625)
Deprecation & amortization	793	112	228	646	185	18	1,982
Impairment of long-lived assets	—	—	—	—	—	—	—
Income (loss) before income taxes	2,144	1,304	87	143	402	(1,627)	2,453
Total assets	12,737	2,147	7,550	16,687	5,283	969	45,373

(1)
Included in the reportable segment for the 28 weeks ended August 12, 2002 is one location closed during the second quarter. This location contributed revenues of $167,000, and incurred $32,000 of depreciation and amortization, and $300,000 in impairment of long-lived assets. This location represents $86,000 and $0 of net book value of equipment and leasehold improvements included in total assets, respectively, at August 12, 2002.

  Included in the reportable segment for the 28 weeks ended August 13, 2001 is one location opened during the second quarter. This location contributed revenues of $87,000, and incurred $28,000 of depreciation and amortization. This location represents $120,000 and $205,000 of net book value of equipment and leasehold improvements included in total assets, respectively, at August 13, 2001.

(2)
Included in the reportable segment for the 28 weeks ended August 12, 2002 are four locations closed for the entire 28 weeks and two locations closed during the first half of fiscal 2003. These six locations contributed revenues of $381,000, incurred $208,000 of depreciation and amortization, and represented $453,000 of the $740,000 in impairment of long-lived assets. These closed locations comprised a net book value of equipment of $1,576,000, buildings of $2,565,000 and land of $2,126,000 included in total assets and $1,211,000 included in net assets held for sale.

  Included in the reportable segment for the 28 weeks ended August 13, 2001 is one location closed for the entire period and three locations closed during the first half of fiscal 2002. These four locations contributed revenues of $653,000 and incurred $122,000 of depreciation and amortization. These locations also have a net book value of equipment of $1,406,000, buildings of $2,715,000 and land of $2,676,000 included in total assets at August 13, 2001.

(3)
Included in the reportable segment for the 28 weeks ended August 12, 2002 is one location opened during the second quarter. This location contributed revenues of $81,000 and incurred $1,000 of depreciation and amortization. This location has $18,000 of net book value of equipment and leasehold improvements included in total assets, at August 12, 2002.

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

        In calculated net income (loss) per common share, the net income (loss) and the weighted-average number of common shares outstanding were the same for both the basic and diluted calculation. The computation of diluted net (loss) per share for the 12 week and 28 week periods ended August 12, 2002, does not include 735,000 in outstanding options as they would be anti-dulitive for the loss periods. The computation of diluted net income per share for the 12 week and 28 week periods ended August 13, 2001, excludes 742,000 in outstanding options due to the market price of the underlying stock being less than the exercise price.

Note (E) Goodwill

        As of January 29, 2002, the Company adopted Statement of Financial Accounting Standard "SFAS" No. 142, "Goodwill and Other Intangible Assets." Accordingly, effective January 29, 2002, the Company ceased amortizing goodwill recorded in past business combinations.

        The following is the Company's disclosure of what reported net income (loss) and income (loss) per share would have been in all periods presented, exclusive of amortization expenses (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes to amortization periods for intangible assets that will continue to be amortized.

	Twenty-eight Weeks Ended
	August 12, 2002	August 13, 2001
Net income (loss) as reported	$(329,000)	$1,568,000
Amortization, net of tax	—	36,000

Adjusted net income (loss)	$(329,000)	$1,604,000

Basic and diluted income (loss) per share:
As reported	$(0.11)	$0.53
Change in amortization expense	—	0.01

Adjusted basic and diluted income (loss) per share	$(0.11)	$0.54

        SFAS 142 requires the Company to perform a transitional impairment test to determine whether there is an indication that goodwill currently recorded is impaired as of January 29, 2002. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Then the Company must compare the fair value of its assets of each reporting unit to its carrying amount as of January 29, 2002.

        The Company completed the first step of the transitional impairment test required by SFAS 142 during the quarter ended August 12, 2002. The Company has determined a reporting unit to be at the individual store level, assessed the fair value of the Company and compared that value to its stockholders' equity. In determining fair value, the Company considered the guidance in SFAS No. 142, including the Company's market capitalization, control premiums, discounted cash flows and other indicators of fair value. Based on this analysis, there is an indication that goodwill of approximately $700,000 as of January 29, 2002, may be impaired.

        The Company is in the process of completing the second step of the transitional impairment analysis. This step requires the Company to compare the implied fair value of each reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in a business combination, to its carrying amount, both of which would be measured as of January 29, 2002. This second step is required to be completed as soon as possible, but no later than January 27, 2003. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

        As of January 29, 2002, the Company has $3,756,000 of goodwill net of amortization that is subject to the transitional impairment test. Internal valuations and analysis for the first step have been completed to determine if there is goodwill impairment as of the date of adoption. The Company will engage a professional services firm to assist in the valuation process for approximately four locations where initial tests have indicated that impairment is likely. The definitive amount of the loss will be known by the end of the fourth quarter and will be reported as a change in accounting principle in the current fiscal year. Such a charge would not affect the Company's tangible net worth and is not expected to adversely affect its business operations or cash flows.

Note (F) Notes Receivable

        The receivable from North's Restaurants, Inc. ("North's") originally included $3,123,000 for a term note and $371,000 on a line of credit that was converted to a note receivable. As a result of a dispute with North's Restaurants, Inc., management had ceased accruing interest income pending resolution of the dispute with North's Restaurants, Inc. As part of a Settlement Agreement entered on January 26, 2001, North's promises to pay the Company the principal sum of $3,500,000, with an interest rate of 8% per annum. North's paid the Company $295,000 pursuant to the terms of the Settlement Agreement and such payment was applied to reduce the principal amount owing. The $3.5 million note receivable stipulates that monthly payments of principal and interest be made in the amount of $39,954. The loan calls for monthly payments to start on February 26, 2001 and continue on the 26th day of each month thereafter, with a final payment of all remaining unpaid principal, accrued interest and other sums due under the note due and payable on September 26, 2010.

        The Company accommodated North's request for working capital and remodeling expenditures by reducing the principal payments due from June 26, 2002 through July 26, 2003 from $303,000 to $65,000. Full principal and interest payments will resume in August 2003 through January 2011 with the final payment due in February 2011.

Note (G) Contingencies

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant seeks $2,478,573 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company has included $2,066,927 for this alleged amount owed in relation to this litigation in accounts payable-trade at August 12, 2002 net of any amounts receivable from Alliant. The Company denies the allegations and plans to vigorously defend the alleged breach of contract. Furthermore, on April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company is seeking over $7,250,000 in damages.

        On July 17, 2002, JB's Family Restaurants, Inc. ("JBFR") filed a complaint in the United States Bankruptcy Court District of Arizona against the Company, Case No. 02-03349-ECF-CGC, Adversary No. 02-815, alleging various claims arising from an alleged breach of a franchise agreement. JBFR seeks injunctive relief prohibiting the use of various JB's trademarks together with monetary damages. The Company denies the allegations and plans to vigorously defend the alleged claim.

        Subsequent to the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the annual renewable franchise agreement expired and to date, the Company has elected not to renew these franchise agreements, but instead has entered into negotiations to acquire a long-term license agreement to utilize the JB's Restaurant name. To date, the negotiations have not been finalized with respect to a license agreement. Though the Company denies any wrongdoing, the Company has agreed to remove the JB's name and trademark from its ten restaurants by October 17, 2002.

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

        Consolidated net income for the 12-week period ended August 12, 2002 decreased $1,313,000 to a loss of $618,000 or ($0.21) per share on a diluted basis as compared with net income of $695,000 for the comparable prior year period. Consolidated net income for the 28-week period ended August 12, 2002 decreased $1,897,000 or 121.0% to ($329,000) or ($0.11) per share on a diluted basis as compared with net income of $1,568,000 for the comparable prior year period. The decrease in net income is due primarily to an impairment of long-lived assets of $1,040,000 recorded in the second quarter of fiscal 2002 with no similar charge in fiscal 2001. The decrease in net income is also due to higher food costs, lower same store sales and higher fixed costs as a percentage of sales even though occupancy, general and administrative and other expense decreased by $290,000. The increase in food costs primarily results from the transition to several new food suppliers during the first quarter when the former supplier cancelled a food contract with the Company. The Company does not believe the former food supplier had the right to cancel the contract and has filed a lawsuit to collect damages. Management believes food costs will be impacted for the next year as the Company secures more competitive suppliers. Management believes the impact for the remainder of the year will be less than in the first and second quarters primarily due to retaining more competitive suppliers for the third and fourth quarters. Management also believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas. The decline in sales significantly impacts net income (loss) because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

        The results of operations for the 12 and 28-week periods ended August 13, 2001 have been restated as reported in the Company's January 28, 2002 year-end Form 10-K.

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

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 12, 2002 and August 13, 2001.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 12, 2002	August 13, 2001	August 12, 2002	August 13, 2001
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	34.5	31.0	35.1	32.3
Labor costs	34.3	33.7	33.7	33.2
Occupancy and other expenses	21.3	20.5	20.7	20.0
General and administrative expenses	4.7	4.4	4.5	4.4
Depreciation and amortization	4.3	4.3	4.2	4.1
Impairment of long-lived assets	5.8	—	2.4	—

Total costs and expenses	104.9	93.9	100.6	94.0

Income (loss) from operations	(4.9)	6.1	(0.6)	6.0
Interest expense	(0.9)	(1.2)	(0.9)	(1.3)
Interest income	0.4	0.3	0.3	0.3

Income (loss) before income taxes	(5.4)	5.2	(1.2)	5.0
Income tax (benefit) expense	(2.0)	1.7	(0.4)	1.8

Net income (loss)	(3.4)%	3.5%	(0.8)%	3.2%

Effective income tax rate	36.7%	32.8%	38.5%	36.1%

        Total revenues decreased $1,908,000 or 9.6% from $19.9 million in the 12 weeks ended August 13, 2001 to $18.0 million in the 12 weeks ended August 12, 2002. Total revenues decreased $5.4 million or 11.1% from $48.6 million in the 28 weeks ended August 13, 2001 to $43.2 million in the 28 weeks ended August 12, 2002. The decrease in revenues was primarily attributable to declines in comparable same store sales. Management believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas.

        Food costs as a percentage of total revenues increased from 31.0% during the 12-week period ended August 13, 2001 to 34.5% during the 12 weeks ended August 12, 2002, and from 32.3% during the 28-week period ended August 13, 2001 to 35.1% during the 28 weeks ended August 12, 2002. The increase as a percentage of total revenues was primarily attributable to higher food costs from the transition to several new food suppliers during the first quarter when the former supplier cancelled a food contract with the Company. The Company does not believe the former food supplier had the right to cancel the contract and has filed a lawsuit to collect damages. Management believes food costs will be impacted for the next year as the Company secures more competitive suppliers. Management believes the impact for the remainder of the year will be less than in the first and second quarters primarily due to retaining more competitive suppliers for the third and fourth quarters.

        Labor costs as a percentage of total revenues increased from 33.7% during the 12-week period ended August 13, 2001 to 34.3% during the 12-week period ended August 12, 2002 even though actual costs decreased by $522,000. Labor costs as a percentage of total revenues increased from 33.2% during the 28-week period ended August 13, 2001 to 33.7% during the 28-week period ended August 12, 2002 while actual labor costs declined by $1,585,000. The increase as a percentage of total revenues was primarily attributable to decreased revenues.

        Occupancy and other expenses as a percentage of total revenues increased from 20.5% during the 12-week period ended August 13, 2001 to 21.3% during the 12-week period ended August 12, 2002. Occupancy and other expenses as a percentage of total revenues increased from 20.0% during the 28-week period ended August 13, 2001 to 20.7% during the 28-week period ended August 12, 2002. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues even though actual occupancy and other expense decreased by $240,000 and $742,000 for the 12 week and 28 week periods ended August 12, 2002, respectively.

        General and administrative costs as a percentage of revenues increased from 4.4% during the 12-week period ended August 13, 2001 to 4.7% during the 12-week period ended August 12, 2002. General and administrative costs as a percentage of revenues increased from 4.4% during the 28-week period ended August 13, 2001 to 4.5% during the 28-week period ended August 12, 2002. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues; however, the costs decreased by approximately $50,000. The decrease was primarily attributable to lower royalty expenses of $58,000 and lower insurance costs of $98,000 offset by higher legal costs of $106,000 for the 12-week period ended August 12, 2002 as compared to the same period of the prior year. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues for the 28-week period ended August 12, 2002; however, the costs decreased by approximately $210,000. The decrease was primarily attributable to lower royalty expenses of $140,000, lower insurance costs of $136,000 and lower field overhead salaries and bonuses expenses of $131,000. The decrease was offset by higher legal costs of $233,000 for the 12-week period ended August 12, 2002 as compared to the same period of the prior year.

        Depreciation and amortization as a percentage of total revenues remained at 4.3% during the 12-week period ended August 13, 2001 and August 12, 2002. Depreciation and amortization as a percentage of total revenues increased from 4.1% during the 28-week period ended August 13, 2001 to 4.2% during the 28-week period ended August 12, 2002. The increase is primarily attributable to decreased revenues.

        Impairment of long-lived assets as a percentage of total revenues was 5.8% and 2.4% for the 12 and 28 weeks ended August 12, 2002. There was no similar charge in the 12 and 28 weeks ended August 13, 2001. The impairment in fiscal 2003 was a result of the lease termination of one restaurant in Florida, the pending sale of one owned restaurant, and one leased restaurant where projected undiscounted cash flow is less than the net book value of assets. The impairment also included consideration for one leased JJ North's Country Buffet for leasehold improvements and projected shortfalls in rental income should the Company decide to sub-lease the facility.

        Interest expense as a percentage of total revenues decreased from 1.2% during the 12-week period ended August 13, 2001 to 0.9% during the 12-week period ended August 12, 2002, and from 1.3% during the 28-week period ended August 13, 2001 to 0.9% during the 28-week period ended August 12, 2002. The decrease as a percentage of total revenues was primarily attributable to the lower debt balances and lower interest rates.

        Interest income increased from $60,000 for the 12-week period ended August 13, 2001 to $63,000 for the 12-week period ended August 12, 2002. Interest income decreased from $140,000 for the 28-week period ended August 13, 2001 to $136,000 for the 28-week period ended August 12, 2002. The interest income was generated by the Company's cash and outstanding notes receivable balances.

Impact of Inflation

        The impact of inflation on the cost of food, labor, equipment and construction could affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the federal minimum wage has resulted in higher labor costs as a percentage of revenue even though overall labor cost decreased. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food costs. The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, it could do so in a short period of time.

Liquidity and Capital Resources

        The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

        As of August 12, 2002, the Company had $861,000 cash and cash equivalents for an increase of $134,000 during the 28 weeks ended August 12, 2002. Total cash provided by operations was approximately $3.2 million. The Company used approximately $436,000 on capital improvements and a net amount of approximately $2.7 million to extinguish long term debt.

        The Company intends to modestly expand operations through the acquisition of regional buffet chains or the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than new construction. Management estimates the cost of acquiring and converting leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by Fleet Boston Financial Corporation. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The financing agreement had an average interest rate of approximately three and two-fifths percent and five and three-quarters percent for the 12 weeks ending August 12, 2002 and August 13, 2001, respectively. Principal payments under the Term Loan Facility due in quarterly installments began November 1999 and were scheduled to continue until the final maturity in October 2003. However, the Company paid the Term Loan Facility in full on May 17, 2002. Borrowings under the Revolving Credit Facility are used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $5,725,000 and $5,700,000 on August 12, 2002 and September 18, 2002, respectively. The Company has $200,000 in letters of credit against the Revolving Credit Facility leaving $1,100,000 available for borrowing on September 18, 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Our principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $5,700,000 remained outstanding as of September 18, 2002. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging approximately 3.4% in the second quarter of fiscal 2003). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $57,000 in annual pre-tax earnings. The estimated reduction is based upon the current outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at September 18, 2002. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant seeks $2,478,573 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company has included $2,066,927 for this alleged amount owed in relation to this litigation in accounts payable-trade at August 12, 2002 net of any amounts receivable from Alliant. The Company denies the allegations and plans to vigorously defend the alleged breach of contract. Furthermore, on April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company is seeking over $7,250,000 in damages.

        On July 17, 2002, JB's Family Restaurants, Inc. ("JBFR") filed a complaint in the United States Bankruptcy Court District of Arizona against the Company, Case No. 02-03349-ECF-CGC, Adversary No. 02-815, alleging various claims arising from an alleged breach of a franchise agreement. JBFR seeks injunctive relief prohibiting the use of various JB's trademarks together with monetary damages. The Company denies the allegations and plans to vigorously defend the alleged claim.

        Subsequent to the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the annual renewable franchise agreement expired and to date, the Company has elected not to renew these franchise agreements, but instead has entered into negotiations to acquire a long-term license agreement to utilize the JB's Restaurant name. To date, the negotiations have not been finalized with respect to a license agreement. Though the Company denies any wrongdoing, the Company has agreed to remove the JB's name and trademark from its ten restaurants by October 17, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders was held on June 24, 2002. Of the 2,950,000 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 2,218,569 common shares, representing 75.21% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following matters were voted upon at the stockholders' meeting:

        1.    Each of the six nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2003 or until their successors are elected and qualified:

	Number of Votes Cast
Name	For	Authority Withheld
Robert E. Wheaton	2,210,069	8,500
Jack M. Lloyd	2,209,484	9,085
Thomas G. Schadt	2,210,169	8,400
Phillip "Buddy" Johnson	2,209,484	9,085
Craig B. Wheaton	2,210,169	8,400
B. Thomas M. Smith, Jr.	2,209,669	8,900

        2.    The ratification of the selection of Grant Thornton LLP as independent public accountants of the Company for the current fiscal year was approved by the following vote:

Votes Cast	Number of Shares
For	2,217,919
Against	650
Abstain	—
Broker Non-Votes	731,431

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit
99.1	Certification of Chief Executive Officer
99.2	Certification of Principal Accounting Officer
  (b)
  Current Reports on Form 8-K:
  None.

        There were no other items to be reported under Part II of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES
September 26, 2002	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chairman of the Board, President and Chief Executive Officer Principal Executive Officer
September 26, 2002	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer

CERTIFICATIONS

        I, Robert E. Wheaton, President and Chief Executive Officer of Star Buffet, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Star Buffet, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

STAR BUFFET, INC. AND SUBSIDIARIES
September 26, 2002	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton President and Chief Executive Officer

        I, Ronald E. Dowdy, Group Controller, Treasurer, Secretary and Principal Accounting Officer of Star Buffet, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Star Buffet, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

STAR BUFFET, INC. AND SUBSIDIARIES
September 26, 2002	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer

QuickLinks

STAR BUFFET, INC. AND SUBSIDIARIES INDEX
  PART I: FINANCIAL INFORMATION
  Item 1: Condensed Consolidated Financial Statements
STAR BUFFET, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
STAR BUFFET, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
STAR BUFFET, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
STAR BUFFET, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
STAR BUFFET, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STAR BUFFET, INC. AND SUBSIDIARIES
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS