Form 10-Q
period 2002-11-04
STAR BUFFET INC
filed 2002-12-19
CIK 1043156

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 4, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 2,950,000 shares of the issuer's common stock, par value $.001 per share, outstanding as of December 12, 2002.

STAR BUFFET, INC. AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 4, 2002	January 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$675,000	$727,000
Current portion of notes and other receivables	129,000	436,000
Receivables, net of allowance	943,000	876,000
Inventories	710,000	770,000
Deferred income taxes, net	206,000	206,000
Prepaid expenses	607,000	146,000
Net assets held for sale	1,207,000	—

Total current assets	4,477,000	3,161,000

Property, buildings and equipment, net	28,279,000	32,314,000

Real property and equipment under capitalized leases, net	1,335,000	1,462,000

Other assets:
Notes receivable, net of current portion	2,759,000	2,723,000
Deposits and other	187,000	163,000
Deferred income taxes, net	158,000	—

Total other assets	3,104,000	2,886,000

Goodwill, less accumulated amortization	3,756,000	3,756,000
Other intangible assets, less accumulated amortization	291,000	393,000

Total intangible assets	4,047,000	4,149,000

Total assets	$41,242,000	$43,972,000

The accompanying notes are an integral part of the condensed consolidated financial statements.
(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	November 4, 2002	January 28, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable—trade	$5,821,000	$4,531,000
Payroll and related taxes	1,374,000	1,518,000
Sales and property taxes	1,285,000	1,168,000
Rent, licenses and other	534,000	444,000
Income tax payable	128,000	434,000
Current maturities of obligations under capital leases	102,000	103,000
Current maturities of long-term debt	5,660,000	3,548,000

Total current liabilities	14,904,000	11,746,000

Deferred income taxes, net	—	113,000
Deferred rent payable	1,059,000	958,000
Capitalized lease obligations, net of current maturities	1,771,000	1,849,000
Long-term debt, net of current maturities	2,449,000	7,536,000

Total liabilities	20,183,000	22,202,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	—	—
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(1,338,000)	(1,338,000)
Retained earnings	6,043,000	6,754,000

Total stockholders' equity	21,059,000	21,770,000

Total liabilities and stockholders' equity	$41,242,000	$43,972,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 4, 2002	November 5, 2001	November 4, 2002	November 5, 2001
Total revenues	$15,587,000	$17,246,000	$58,739,000	$65,799,000
Costs and expenses
Food costs	5,226,000	5,691,000	20,382,000	21,372,000
Labor costs	5,607,000	6,105,000	20,158,000	22,242,000
Occupancy and other expenses	3,533,000	3,789,000	12,479,000	13,476,000
General and administrative expenses	881,000	600,000	2,798,000	2,727,000
Depreciation and amortization	787,000	865,000	2,611,000	2,847,000
Impairment of long-lived assets	—	806,000	1,040,000	806,000

Total costs and expenses	16,034,000	17,856,000	59,468,000	63,470,000

Income (loss) from operations	(447,000)	(610,000)	(729,000)	2,329,000
Interest expense	(186,000)	(234,000)	(575,000)	(859,000)
Interest income	50,000	68,000	186,000	208,000

Income (loss) before income taxes	(583,000)	(776,000)	(1,118,000)	1,678,000
Income taxes (benefit)	(201,000)	(334,000)	(407,000)	551,000

Net income (loss)	$(382,000)	$(442,000)	$(711,000)	$1,127,000

Net income (loss) per common share—basic and diluted	($0.13)	($0.15)	($0.24)	$0.38

Weighted average shares outstanding—basic and diluted	2,950,000	2,950,000	2,950,000	2,950,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Forty Weeks Ended
	November 4, 2002	November 5, 2001
Cash flows from operating activities:
Net income (loss)	$(711,000)	$1,127,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,611,000	2,847,000
Impairment of long-lived assets	1,040,000	806,000
Amortization of loan cost	96,000	91,000
Change in deferred income taxes, net	(271,000)	(12,000)
Change in operating assets and liabilities:
Receivables	(67,000)	212,000
Inventories	60,000	233,000
Prepaid expenses	(461,000)	(410,000)
Deposits and other	(24,000)	134,000
Deferred rent payable	101,000	(6,000)
Accounts payable—trade	1,290,000	(907,000)
Income tax payable	(306,000)	208,000
Other accrued liabilities	(36,000)	(295,000)

Total adjustments	4,033,000	2,901,000

Net cash provided by operating activities	3,322,000	4,028,000
Cash flows provided by (used) in investing activities:
Payments received (issuance of) notes receivable	271,000	(14,000)
Acquisition of property, buildings and equipment	(578,000)	(3,192,000)
Loans to officer	—	(420,000)

Net cash used in investing activities	(307,000)	(3,626,000)
Cash flows from financing activities:
Payments on long term debt	(10,150,000)	(6,580,000)
Proceeds from issuance of long-term debt	7,175,000	5,795,000
Capitalized loan costs	(13,000)	(23,000)
Principal payment on capital leases	(79,000)	(65,000)
Sale of treasury stock	—	3,000

Net cash used in financing activities	(3,067,000)	(870,000)

Net decrease in cash and cash equivalents	(52,000)	(468,000)
Cash and cash equivalents at beginning of period	727,000	1,101,000

Cash and cash equivalents at end of period	$675,000	$633,000

The accompanying notes are an integral part of the condensed consolidated financial statements.
(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Forty Weeks Ended
	November 4, 2002	November 5, 2001
Supplemental disclosures of cash flow information:
Cash paid for interest	$334,000	$688,000

Cash paid for income taxes	$170,000	$355,000

Non cash investing and financing activities:
Exchange of deposit for property acquisition	$—	$53,000
Acquisition of property with debt financing	$—	$460,000

        During the forty weeks ended November 4, 2002, the company reclassified net assets totaling $1,207,000 from property, buildings and equipment to net assets held for sale. The amount reclassified consisted of the following assets under contract for sale:

Land	$775,000
Building	432,000
Total	$1,207,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively, the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2002. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation. The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

        The operating results for the 12-week period ended November 4, 2002 include operations for each of the Company's 16 franchised HomeTown Buffet restaurants, ten JB's Restaurants, six JJ North's Country Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants, one North's Star Buffet restaurant and one JJ North's Family Restaurant and the fixed charges for six restaurants closed for the entire quarter. One restaurant was closed during the quarter. Five restaurants remain closed at the end of the third quarter of fiscal 2003 for remodeling and repositioning. One closed restaurant has been leased and the net assets of another one is under contract to be sold and reported as net assets held for sale.

        The operating results for the 12-week period ended November 5, 2001 include operations for each of the Company's 16 franchised HomeTown Buffet restaurants, ten JB's Restaurants, nine BuddyFreddys Country Buffet restaurants, seven JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. At the end of the third quarter, six BuddyFreddys Country Buffet restaurants have been closed, two were permanently closed during the quarter. The remaining four BuddyFreddys Country Buffet restaurants remained closed at the end of the third quarter of fiscal 2002 for remodeling and repositioning.

        The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

Note (B) Related Party Transactions

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans, entered into prior to calendar year 2002, are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with Fleet Boston Bank. The current rate is approximately 3.6 percent for the forty weeks ended November 4, 2002. At November 4, 2002, the loans totaled $1,338,000 ($1,338,000 at January 28, 2002).

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

        At November 4, 2002, the HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Country Buffet restaurants and one North's Star Buffet restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, five BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten JB's Restaurants and one JJ North's Family Restaurant.

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

40 Weeks Ended November 4, 2002	HomeTown Buffet	Casa Bonita	North's Star(1)	Florida Buffet(2)	JB's(3)	Other	Total
	(Dollars in Thousands)
Revenues	$27,422	$8,035	$5,938	$9,252	$8,092	$—	$58,739
Interest income	—	—	—	—	—	186	186
Interest expense	(161)	—	—	(25)	(2)	(387)	(575)
Deprecation and amortization	1,195	190	282	687	230	27	2,611
Impairment of long-lived assets	—	—	300	740	—	—	1,040
Income (loss) before income taxes	991	1,572	(852)	(1,036)	292	(2,085)	(1,118)
Total assets	13,024	1,727	7,296	13,471	5,046	678	41,242
40 Weeks Ended November 5, 2001
Revenues	$28,580	$8,859	$7,106	$12,899	$8,355	$—	$65,799
Interest income	—	—	—	2	—	206	208
Interest expense	(167)	—	—	(24)	(4)	(664)	(859)
Deprecation and amortization	1,128	163	327	938	265	26	2,847
Impairment of long-lived assets	—	—	—	806	—	—	806
Income (loss) before income taxes	2,666	1,579	31	(1,078)	551	(2,071)	1,678
Total assets	14,244	2,030	7,354	15,772	5,283	179	44,862

(1)
Included in the reportable segment for the 40 weeks ended November 4, 2002 is one location closed during the second quarter. This location contributed revenues of $167,000, and incurred

$46,000 of depreciation and amortization, and $300,000 in impairment of long-lived assets. This location represents $78,000 and $0 of net book value of equipment and leasehold improvements included in total assets, respectively, at November 4, 2002.

  Included in the reportable segment for the 40 weeks ended November 5, 2001 is one location opened during the second quarter. This location contributed revenues of $251,000, and incurred $41,000 of depreciation and amortization. This location represents $111,000 and $202,000 of net book value of equipment and leasehold improvements included in total assets, respectively, at November 5, 2001.

(2)
Included in the reportable segment for the 40 weeks ended November 4, 2002 are four locations closed for the entire 40 weeks and two locations closed during the first half of fiscal 2003. These six locations contributed revenues of $381,000, incurred $277,000 of depreciation and amortization, and represented $453,000 of the $740,000 in impairment of long-lived assets. These closed locations comprised a net book value of equipment of $1,362,000, buildings of $2,540,000 and land of $2,126,000 included in total assets and $1,207,000 included in net assets held for sale.

  Included in the reportable segment for the 40 weeks ended November 5, 2001 is one location closed for the entire period and five locations closed during the first half of fiscal 2002. These six locations contributed revenues of $1,694,000 and incurred $311,000 of depreciation and amortization. These locations also have a net book value of equipment of $1,799,000, buildings of $2,691,000 and land of $2,676,000 included in total assets at November 5, 2001.

(3)
Included in the reportable segment for the 40 weeks ended November 4, 2002 is one location opened during the second quarter. This location contributed revenues of $172,000 and incurred $1,000 of depreciation and amortization. This location has $19,000 of net book value of equipment and leasehold improvements included in total assets, at November 4, 2002. Also included in the reportable segment for the 40 weeks ended November 4, 2002 is one location closed during the second quarter. This location contributed revenues of $342,000 and incurred $33,000 of depreciation and amortization. This location has a net book value of equipment of $66,000, buildings of $832,000 and land of $228,000 included in total assets, at November 4, 2002.

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

        In calculated net income (loss) per common share, the net income (loss) and the weighted-average number of common shares outstanding were the same for both the basic and diluted calculation. The computation of diluted net (loss) per share for the 12 week and 40 week periods ended November 4, 2002, does not include 735,000 in outstanding options as they would be anti-dilutive for the loss periods. The computation of diluted net income per share for the 12 week and 40 week periods ended November 5, 2001, excludes 742,000 in outstanding options due to the market price of the underlying stock being less than the exercise price.

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

	Twelve Weeks Ended		Forty Weeks Ended
	November 4, 2002	November 5, 2001	November 4, 2002	November 5, 2001
Net income (loss) as reported	$(382,000)	$(442,000)	$(711,000)	$1,127,000
Goodwill amortization, net of tax	—	17,000	—	53,000

Adjusted net income (loss)	$(382,000)	$(425,000)	$(711,000)	$1,180,000

Basic and diluted income (loss) per share:
As reported	$(0.13)	$(0.15)	$(0.24)	$0.38
Change in amortization expense	—	0.01	—	0.02

Adjusted basic and diluted income (loss) per share	$(0.13)	$(0.14)	$(0.24)	$0.40

        SFAS 142 requires the Company to perform a transitional impairment test to determine whether there is an indication that goodwill currently recorded is impaired as of January 29, 2002. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Then the Company must compare the fair value of the assets of each reporting unit to its carrying amount as of January 29, 2002.

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

        As of January 29, 2002, the Company had $3,756,000 of goodwill net of amortization that is subject to the transitional impairment test. Internal valuations and analysis for the first step have been completed to determine if there is goodwill impairment as of the date of adoption. The Company will engage a professional services firm to assist in the valuation process for approximately four locations where initial tests have indicated that goodwill may be impaired. The definitive amount of the loss will be known by the end of the fourth quarter and will be reported as a change in accounting principle in the current fiscal year. Such a charge would not affect the Company's tangible net worth and is not expected to adversely affect its business operations or cash flows.

Note (F) Notes Receivable

        The receivable from North's Restaurants, Inc. ("North's") originally included $3,123,000 for a term note and $371,000 on a line of credit that was converted to a note receivable. As a result of a dispute with North's Restaurants, Inc., management had ceased accruing interest income pending resolution of the dispute with North's Restaurants, Inc. As part of a Settlement Agreement, entered on January 26, 2001, North's promises to pay the Company the principal sum of $3,500,000, with an interest rate of 8% per annum. North's paid the Company $295,000 pursuant to the terms of the Settlement Agreement and such payment was applied to reduce the principal amount owing. The $3.5 million note receivable stipulates that monthly payments of principal and interest be made in the amount of $39,954. The loan calls for monthly payments to start on February 26, 2001 and continue on the 26th day of each month thereafter, with a final payment of all remaining unpaid principal, accrued interest and other sums due under the note due and payable on September 26, 2010.

        The Company accommodated North's request for working capital and remodeling expenditures by reducing the principal payments due from June 26, 2002 through July 26, 2003 from $303,000 to $65,000. Full principal and interest payments will resume in August 2003 through January 2011 with the final payment due in February 2011.

Note (G) Recent Developments

        On July 17, 2002, JB's Family Restaurants, Inc. ("JBFR") filed a complaint in the United States Bankruptcy Court District of Arizona against the Company, Case No. 02-03349-ECF-CGC, Adversary No. 02-815, alleging various claims arising from an alleged breach of a franchise agreement. JBFR sought injunctive relief prohibiting the Company's use of various JB's trademarks together with monetary damages.

        On November 8, 2002, the Company reached an accord with JBFR that settles all alleged breaches of the franchise agreement. Under this accord, JBFR has granted the Company a license agreement for the use of the JB's trademark from February 23, 2000 until August 31, 2012 in exchange for certain cash payments with an option for an additional ten years. This accord is subject to approval by the United States Bankruptcy Court District of Arizona. To date, all license and marketing expenses related to this accord have been expensed in the periods incurred with no additional amounts required.

Note (H) Contingencies

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant seeks $2,478,573 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company has included $2,066,927 for this alleged amount owed in relation to this litigation in accounts payable-trade at November 4, 2002 net of any amounts receivable from Alliant. The Company denies the allegations and plans to vigorously defend the alleged breach of contract. Furthermore, on April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company is seeking over $7,250,000 in damages.

        The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business above the amount provided for are not material to the Company's business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Consolidated net loss for the 12-week period ended November 4, 2002 increased $60,000 to a net loss of $382,000 or ($0.13) per share on a diluted basis as compared with net loss of $442,000 for the comparable prior year period. Consolidated net income (loss) for the 40-week period ended November 4, 2002 decreased $1,838,000 to a loss of ($711,000) or ($0.24) per share on a diluted basis as compared with net income (loss) of $1,127,000 for the comparable prior year period. The decrease in net income is due primarily to an impairment of long-lived assets of $1,040,000 recorded in the second quarter of fiscal 2003 with an impairment of long-lived assets of $806,000 recorded in the third quarter of fiscal 2002. The decrease in net income is also due to higher food costs, lower same store sales and higher fixed costs as a percentage of sales even though occupancy, general and administrative and other expense decreased by $926,000. The increase in food costs primarily results from the transition to several new food suppliers during the first quarter when the former supplier cancelled a food contract with the Company. The Company does not believe the former food supplier had the right to cancel the contract and has filed a lawsuit to collect damages. Management believes food costs will be impacted for the remainder of fiscal 2003 as the Company secures more competitive suppliers. Management believes the impact for the remainder of the year will be less than in the first and second quarters primarily due to retaining more competitive suppliers for the third and fourth quarters. Management also believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas. The decline in sales significantly impacts net income (loss) because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

        The results of operations for the 12 and 40-week periods ended November 5, 2001 have been restated as reported in the Company's January 28, 2002 year-end Form 10-K.

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

        Occupancy and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

        General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth. Management, supervisory and staff salaries, employee benefits, data processing, training and office supplies are the major items of expense in this category.

        Depreciation and amortization also includes depreciation on assets for closed stores that management is evaluating for future remodeling and repositioning.

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 4, 2002 and November 5, 2001, respectively.

	Twelve Weeks Ended		Forty Weeks Ended
	November 4, 2002	November 5, 2001	November 4, 2002	November 5, 2001
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	33.5	33.0	34.7	32.5
Labor costs	36.0	35.4	34.3	33.8
Occupancy and other expenses	22.7	22.0	21.2	20.5
General and administrative expenses	5.7	3.5	4.8	4.2
Depreciation and amortization	5.0	5.0	4.4	4.3
Impairment of long-lived assets	—	4.6	1.8	1.2

Total costs and expenses	102.9	103.5	101.2	96.5

Income (loss) from operations	(2.9)	(3.5)	(1.2)	3.5
Interest expense	(1.2)	(1.4)	(1.0)	(1.3)
Interest income	0.3	0.4	0.3	0.3

Income (loss) before income taxes	(3.8)	(4.5)	(1.9)	2.5
Income taxes (benefit)	(1.3)	(1.9)	(0.7)	0.8

Net income (loss)	(2.5)%	(2.6)%	(1.2)%	1.7%

Effective income tax rate	34.5%	43.0%	36.4%	32.8%

        Total revenues decreased $1,659,000 or 9.6% from $17.2 million in the 12 weeks ended November 5, 2001 to $15.6 million in the 12 weeks ended November 4, 2002. Total revenues decreased $7.1 million or 10.7% from $65.8 million in the 40 weeks ended November 5, 2001 to $58.7 million in the 40 weeks ended November 4, 2002. The decrease in revenues was primarily attributable to declines in comparable same store sales and fewer stores in operation this year. Management believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas.

        Even though actual food costs decreased $990,000 during the 12 week period ended November 4, 2002, food costs as a percentage of total revenues increased from 33.0% during the 12-week period ended November 5, 2001 to 33.5% during the 12 weeks ended November 4, 2002, and from 32.5% during the 40-week period ended November 5, 2001 to 34.7% during the 40 weeks ended November 4, 2002. The increase as a percentage of total revenues was primarily attributable to higher food costs from the transition to several new food suppliers during the first quarter when the former supplier cancelled a food contract with the Company. The Company does not believe the former food supplier had the right to cancel the contract and has filed a lawsuit to collect damages. Management believes food costs will be impacted for the balance of fiscal year 2003 as the Company secures more competitive suppliers. Management believes the impact for the remainder of the year will be less than in the first and second quarters primarily due to retaining more competitive suppliers for the third and fourth quarters.

        Labor costs as a percentage of total revenues increased from 35.4% during the 12-week period ended November 5, 2001 to 36.0% during the 12-week period ended November 4, 2002 even though actual labor costs decreased by $498,000. Labor costs as a percentage of total revenues increased from 33.8% during the 40-week period ended November 5, 2001 to 34.3% during the 40-week period ended November 4, 2002 while actual labor costs declined by $2,084,000 during the 40 week period ended November 4, 2002 and compared to the same 40 week period of the prior year. The increase as a percentage of total revenues was primarily attributable to decreased revenues and fewer stores in operation this year.

        Occupancy and other expenses as a percentage of total revenues increased from 22.0% during the 12-week period ended November 5, 2001 to 22.7% during the 12-week period ended November 4, 2002. Occupancy and other expenses as a percentage of total revenues increased from 20.5% during the 40-week period ended November 5, 2001 to 21.2% during the 40-week period ended November 4, 2002. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues even though actual occupancy and other expense decreased by $256,000 and $997,000 for the 12 week and 40 week periods ended November 4, 2002, respectively.

        General and administrative costs as a percentage of revenues increased from 3.5% during the 12-week period ended November 5, 2001 to 5.7% during the 12-week period ended November 4, 2002. The increase as a percentage of total revenues for the 12-week period ended November 4, 2002 was primarily attributable to higher gross insurance expense, up $216,000 net of normal allocation to operating units, and a $44,000 impact from the non-recurrence of a credit adjustment last year associated with reduced corporate bonus accruals. General and administrative costs as a percentage of revenues increased from 4.2% during the 40-week period ended November 5, 2001 to 4.8% during the 40-week period ended November 4, 2002. The increase as a percentage of total revenues for the 40-week period ended November 4, 2002 was due to a $79,000 higher net insurance expense at the corporate level plus $119,000 of additional corporate legal costs and increased consulting fees of $45,000 almost fully offset by reduced corporate bonus accruals of $46,000 and lower royalty expenses of $155,000.

        Depreciation and amortization as a percentage of total revenues remained at 5.0% during the 12-week period ended November 5, 2001 and November 4, 2002. Depreciation and amortization as a percentage of total revenues increased from 4.3% during the 40-week period ended November 5, 2001 to 4.4% during the 40-week period ended November 4, 2002. The increase is primarily attributable to the 10.7 percent decrease in revenues.

        Impairment of long-lived assets as a percentage of total revenues was 0.0% and 1.8% for the 12 and 40 weeks ended November 4, 2002. Impairment of long-lived assets as a percentage of total revenues was 4.6% and 1.2% for the 12 and 40 weeks ended November 5, 2001. The impairment in fiscal 2003 was a result of the lease termination of one restaurant in Florida, the pending sale of one owned restaurant, and one leased restaurant where projected undiscounted cash flow is less than the net book value of assets. The impairment also included consideration for one leased JJ North's Country Buffet for leasehold improvements and projected shortfalls in rental income should the Company decide to sub-lease the facility. The impairment in fiscal 2002 was a result of the closure of two Florida restaurants resulting in restaurant closing costs and the abandonment of leasehold improvements.

        Interest expense as a percentage of total revenues decreased from 1.4% during the 12-week period ended November 5, 2001 to 1.2% during the 12-week period ended November 4, 2002, and from 1.3% during the 40-week period ended November 5, 2001 to 1.0% during the 40-week period ended November 4, 2002. The decrease as a percentage of total revenues was primarily attributable to the decline in debt balances of approximately $6,100,000 and the decrease of approximately 1.2% in interest rates on the $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation.

        Interest income decreased from $68,000 for the 12-week period ended November 5, 2001 to $50,000 for the 12-week period ended November 4, 2002. Interest income decreased from $208,000 for the 40-week period ended November 5, 2001 to $186,000 for the 40-week period ended November 4, 2002. The interest income was generated by the Company's cash and outstanding notes receivable balances.

Impact of Inflation

        The impact of inflation on the cost of food, labor, equipment and construction could affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the federal minimum wage has resulted in higher labor costs as a percentage of revenue even though overall labor costs decreased. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food costs. The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, it could do so in a short period of time.

Liquidity and Capital Resources

        The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

        As of November 4, 2002, the Company had $675,000 cash and cash equivalents for a decrease of $52,000 during the 40 weeks ended November 4, 2002. Total cash provided by operations was approximately $3.3 million. The Company used approximately $578,000 on capital improvements and a net amount of approximately $3.1 million to reduce long term debt and capitalized lease obligations.

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

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by Fleet Boston Financial Corporation. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The financing agreement had an average interest rate of approximately 3.6 percent and 6.2 percent for the 40 weeks ending November 4, 2002 and November 5, 2001, respectively. Principal payments under the Term Loan Facility due in quarterly installments began November 1999 and were scheduled to continue until the final maturity in October 2003. However, the Company paid the Term Loan Facility in full on May 17, 2002. Borrowings under the Revolving Credit Facility are used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $5,500,000 and $6,000,000 on November 4, 2002 and December 12, 2002, respectively. The Company has $200,000 in letters of credit against the Revolving Credit Facility leaving $800,000 available for borrowing on December 12, 2002.

        The Company believes that available cash, anticipated cash flow from operations and amounts available under the Revolving Credit Facility will be sufficient to satisfy its working capital, and capital expenditure requirements during the next 12 months. If the Company requires additional funds to support its working capital requirements or for other purposes, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions of other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

Critical Accounting Policies and Judgments

        The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company's consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Account Policies, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2002. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results of operation and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

        The Company's accounting polices regarding land, buildings and equipment include certain management judgments regarding the estimated useful lives of such assets, the residual values to which the assets are depreciated, and the determination as to what constitutes increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense that would be reported if different assumptions were used. As discussed further below, these judgments may also impact the Company's need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Our principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $6,000,000 remained outstanding as of December 12, 2002. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging approximately 3.6% for the first three quarters of fiscal 2003). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $60,000 in annual pre-tax earnings. The estimated reduction is based upon the current outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at December 12, 2002. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's principal executive officer and its chief accounting officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Changes in Internal Controls and Procedures

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant seeks $2,478,573 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company has included $2,066,927 for this alleged amount owed in relation to this litigation in accounts payable-trade at November 4, 2002 net of any amounts receivable from Alliant. The Company denies the allegations and plans to vigorously defend the alleged breach of contract. Furthermore, on April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company is seeking over $7,250,000 in damages.

        On July 17, 2002, JB's Family Restaurants, Inc. ("JBFR") filed a complaint in the United States Bankruptcy Court District of Arizona against the Company, Case No. 02-03349-ECF-CGC, Adversary No. 02-815, alleging various claims arising from an alleged breach of a franchise agreement. JBFR sought injunctive relief prohibiting the Company's use of various JB's trademarks together with monetary damages.

        On November 8, 2002, the Company reached an accord with JBFR that settles all alleged breaches of the franchise agreement. Under this accord, JBFR has granted the Company a license agreement for the use of the JB's trademark from February 23, 2000 until August 31, 2012 in exchange for certain cash payments with an option for an additional ten years. This accord is subject to approval by the United States Bankruptcy Court District of Arizona. To date, all license and marketing expenses related to this accord have been expensed in the periods incurred with no additional amounts required.

        The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business above the amount provided for are not material to the Company's business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

STAR BUFFET, INC. AND SUBSIDIARIES
December 19, 2002	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer
December 19, 2002	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer

CERTIFICATIONS

I, Robert E. Wheaton, President and Chief Executive Officer of Star Buffet, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Star Buffet, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
STAR BUFFET, INC. AND SUBSIDIARIES
December 19, 2002	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton President and Chief Executive Officer

I, Ronald E. Dowdy, Group Controller, Treasurer, Secretary and Principal Accounting Officer of Star Buffet, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Star Buffet, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
STAR BUFFET, INC. AND SUBSIDIARIES
December 19, 2002	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer

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
STAR BUFFET, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
STAR BUFFET, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
STAR BUFFET, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
STAR BUFFET, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS