Form 10-K
period 2003-01-27
STAR BUFFET INC
filed 2003-04-28
CIK 1043156

Use these links to rapidly review the document
STAR BUFFET, INC., AND SUBSIDIARIES Index to Annual Report on Form 10-K For the Fiscal Year Ended January 27, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-6054

STAR BUFFET, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1430786 (I.R.S. Employer Identification No.)
420 Lawndale Drive Salt Lake City, Utah (Address of Principal Executive Offices)	84115 (Zip Code)

Registrant's Telephone Number, Including Area Code: (801) 463-5500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class):

Common Stock
$.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of August 12, 2002, was $3,421,000.

        The number of shares outstanding of the registrant's common stock was 2,950,000 shares as of April 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 27, 2003, are incorporated by reference into Part III of this Form 10-K.

        The Exhibit Index is contained in Part IV herein on Page E-1.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 27, 2003

i

Cautionary Statements Regarding Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements are identified by words such as "believe, "anticipate, "expect," "intend," "plan," "will," "may" and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. All these forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of may factors, including those identified in the section titled "Risks" under Item 1, Business and elsewhere. You should review and consider the various disclosures made by the Company in this report, and those detailed from time to time in the Company's filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect the Company's future results.

PART I

Item 1. Business

Overview

        Star Buffet, Inc., a Delaware corporation ("Star" and collectively with its subsidiaries, the "Company") is engaged in the restaurant industry. As of January 27, 2003, the Company owned and operated 16 franchised HomeTown Buffet restaurants, 12 BuddyFreddys restaurants, 10 JB's Restaurants, seven JJ North's Country Buffet restaurants, one North's Star Buffet restaurant, two Holiday House restaurants, two Mexican-themed restaurants operated under the Casa Bonita name and one JJ North's Family Restaurant. As of January 27, 2003, five of the 12 BuddyFreddys restaurants, one of the 10 JB's restaurants and one of the seven JJ North's Country Buffet restaurants were closed for remodeling and repositioning. Two closed restaurants have been leased and the net assets of another one is under contract to be sold and is reported as property held for sale. The Company's restaurants are located in nine western states, Oklahoma and Florida and are focused upon providing customers with a wide variety of fresh, high quality food at moderate prices.

Recent Developments

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa, Case No. CVZ002-005195, alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which will result in a gain of approximately $400,000 in the first quarter of fiscal 2004.

        On July 17, 2002, JB's Family Restaurants, Inc. ("JBFR") filed a complaint in the United States Bankruptcy Court District of Arizona against the Company, Case No. 02-03349-ECF-CGC, Adversary

No. 02-815, alleging various claims arising from an alleged breach of a franchise agreement. JBFR sought injunctive relief prohibiting the Company's use of various JB's trademarks together with monetary damages. On November 8, 2002, the Company reached an accord with JBFR that settled all alleged breaches of the franchise agreement. Under this accord, JBFR has granted the Company a license agreement for the use of the JB's trademark through August 31, 2012, with an option to extend the license agreement for an additional ten years. To date, all license and marketing expenses related to this accord have been expensed in the periods incurred.

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

  •
  Superior Service. The Company provides a level of customer service which it believes has helped it establish a higher level of customer satisfaction than its competitors. Restaurant managers are encouraged to visit each customer's table during meal periods to ensure guest satisfaction. To help assure superior service levels, the Company utilizes a number of methods to monitor guest satisfaction, including an independent mystery shopper survey and a formalized customer comment card program.

  •
  Clean and Friendly Environment. The Company strives to offer a pleasant, customer friendly environment at its restaurants by providing attractive, updated restaurant decors and by emphasizing cleanliness in all areas of its operations.

        Management Practices.    The Company's management team utilizes a series of uniform management practices to operate the acquired restaurants. The key elements of these management practices are:

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

        Brand Management.    The Company's strategy is to separately manage each of its restaurant brands to create a unique presence in the marketplace. Although each subsidiary and its brands are positioned somewhat differently in the market, the Company utilizes many of the same marketing techniques such as local store marketing, radio advertising and promotional mailers to increase customer awareness and loyalty.

Segment And Related Reporting

        The Company has five reporting segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes seven JJ North's Country Buffet restaurants and one North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, 10 BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten JB's Restaurants and one JJ North's Family Restaurant.

Growth Strategy

        The Company's objective is to become a leading operator of regional buffet restaurant brands through (1) acquisitions of existing buffet restaurant chains which management believes can benefit from the Company's management practices, (2) the acquisitions of exiting restaurant properties that can be converted to buffet brands operated or under development by the Company and (3) minority investments in or strategic alliances with other restaurant chains. The Company's growth strategy is designed to capitalize on the opportunities management perceives in the fragmented buffet segment of the restaurant industry.

        Acquisition Strategy.    The Company believes that it will be able to capitalize on the successful attributes of acquired buffet chains while increasing their focus on operations, customer service and quality. The Company believes that a number of acquisition opportunities exist due to the fragmentation of the buffet, cafeteria and grill-buffet segments of the restaurant industry, which are comprised of a substantial number of regional chains. The Company believes that many of these regional chains are privately owned and may be available for acquisition because they lack the financial and operational structure to compete with larger regional and national chains.

        Restaurant Conversions.    In recent years, a number of chains in the family dining and budget steakhouse segments of the restaurant industry have experienced operational difficulties and declining performance. The Company believes that these difficulties are the result of increasing competition from casual dining chains and casual steakhouses which offer superior product quality and service at only moderately higher prices. Many of these family dining restaurants and budget steakhouses occupy desirable locations and provide opportunities to acquire desirable restaurant locations at attractive prices. The Company believes that these locations can be acquired and converted at lower prices or leased at rates lower than those available when compared to the cost of new construction.

        Minority Investments and Strategic Alliances.    The Company intends to seek minority investments in, or strategic alliances with, other restaurant chains. The Company believes that minority investments can provide an attractive investment opportunity for the Company and may lower the acquisition cost of such chains should the Company ultimately seek to acquire those chains. The Company believes that strategic alliances can be an excellent corporate arrangement to facilitate (1) more productive use of under-performing restaurant properties at lower cost and less risk than outright acquisition and (2) reduce corporate overhead or improve purchasing economies.

Restaurant Concepts

  HomeTown Buffet Restaurants

        General.    The Company, through its subsidiary HTB Restaurants, Inc. ("HTB"), has a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets, Inc., under which HTB operates 16 HomeTown Buffet restaurants in Arizona, Colorado, New Mexico, Utah and Wyoming.

        HTB entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee paid to HomeTown Buffet, Inc. The royalty fee is based on the aggregate gross sales of all the Company's HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor's requirements.

        The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB's failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

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

        Operations.    The HomeTown Buffet restaurants are supervised directly by a vice president of operations, who reports to the Company's President. Each HomeTown Buffet restaurant has a general manager and at least three co-managers or assistant managers. Managers are required to attend formal training sessions in management and operations of the restaurant. In addition, each restaurant manager is required to comply with specific franchisor-provided guidelines to assure uniformity of operations and consistent high quality of products. The Company has a performance-based incentive program covering its general and assistant managers in addition to a competitive base salary.

        Individual restaurants typically employ between 40 and 80 non-management hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic.

  Casa Bonita Restaurants

        Concept and Menu.    The Company's two Casa Bonita restaurants are located in Denver, Colorado and Tulsa, Oklahoma. The Denver restaurant is approximately 52,000 square feet, and the Tulsa restaurant is approximately 26,000 square feet. The restaurants are designed to recreate the atmosphere of a Mexican village at night. The restaurants also feature entertainment daily, including strolling mariachis, authentic Mexican dancers, magicians, games and cliff divers. The restaurants' entertainment, combined with high quality, authentic Mexican food, is designed to attract a diverse customer base, including tourists and local customers. In addition to typical Mexican menu offerings, these restaurants feature all-you-can-eat dinners which offer customers unlimited servings of selected menu items.

        The Company focuses on three primary target audiences in its advertising and promotional programs for its Casa Bonita restaurants: (1) local customers, (2) tourists and (3) groups and parties. The Company markets over a broad regional territory to attract tourists by placing advertisements in tourist and special event guides and by otherwise promoting each Casa Bonita restaurant as a major destination attraction. With its large dining areas and private rooms, the Company also promotes Casa Bonita as an ideal setting for banquets, private parties and other group events. The average check for the Casa Bonita restaurant in Denver, Colorado is approximately $9.10. The average check for the Casa Bonita restaurant in Tulsa, Oklahoma is approximately $8.20.

        Operations.    The two Casa Bonita restaurants are supervised by a vice president of operations who reports directly to the Company's President. Each Casa Bonita restaurant has a general manager and at least three assistant managers. Each restaurant employs between 150 and 270 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic.

  North's Star Division

        General.    The North's Star Division consists of seven JJ North's Country Buffet restaurants and one North's Star Buffet restaurant. The Company's seven JJ North's Country Buffet restaurants are located in Idaho (3), Washington (2), Oregon (1) and Utah (1). The restaurants are approximately 6,500 to 9,000 square feet and seat approximately 210 to 320 customers. The Company's North's Star Buffet restaurant is located in Arizona. One of the seven JJ North's Country Buffet restaurants has been closed for repositioning.

        Concept and Menu.    Both JJ North's Country Buffet and North's Star Buffet restaurants offer fixed price lunch, dinner and weekend breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. Prices are approximately $5.59 for lunch and approximately $7.99 for dinner, and may vary depending on restaurant location. The average check for JJ North's Country Buffet is approximately $6.35. The average check in North's Star Buffet is approximately $5.85. The restaurants offer reduced prices to children under age 12 and to senior citizens.

        Both JJ North's Country Buffet and North's Star Buffet restaurants seek to differentiate themselves from other buffet and cafeteria restaurants by the quality and variety of their food offerings. The restaurants feature a "scatter bar" buffet system with separate food islands in an "all-you-can-eat" format. Menus emphasize traditional American "home cooking" and include soups, salads, entrees, vegetables, non-alcoholic beverages and desserts. Customers can choose from multiple entree choices, including fried and baked chicken and fish, roast beef, turkey and ham. Additional entrees, such as lasagna, barbecued ribs and other regional or seasonal dishes, are featured on particular days of the week. In addition to entrees, each meal period includes freshly-prepared soups, assorted vegetable and potato dishes, hot bread and an extensive salad bar. Dessert selections include pudding, assorted cobblers, cakes, cookies and soft-serve frozen dairy desserts with various sundae toppings.

        Operations.    The seven JJ North's Country Buffet restaurants are supervised by the President of the Company. Each JJ North's restaurant has a general manager and at least two assistant managers. Each restaurant employs between 25 and 50 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic.

  Florida Buffets Division

        General.    The Company, through several transactions, has acquired 14 properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (10), BuddyFreddys (2) and Holiday House (2). Five of the 10 BuddyFreddys Country Buffet restaurants have been closed for repositioning. Two closed restaurants have been leased and the property of another one is under contract to be sold and reported as property held for sale. BuddyFreddys restaurants average approximately 10,000 square feet with seating for approximately 350 guests. Holiday House restaurants average approximately 5,500 square feet with seating for approximately 170 guests.

        Concept and Menu.    The 10 BuddyFreddys Country Buffet restaurants, five of which are closed for repositioning at January 27, 2003 offer a buffet menu specializing in local dishes and southern-style cooking. Each location also offers a small gift shop selling a variety of BuddyFreddys apparel, snacks and specialty merchandise. The two BuddyFreddys differ from BuddyFreddys Country Buffets in that they offer a full a la carte menu in addition to the "all-you-can-eat" buffet. The two Holiday House restaurants also operate in a buffet format and specialize in offering the customer a wide variety of meat entrees including ham, roast beef, turkey and its signature leg of lamb. The average check price for BuddyFreddys and Holiday House is approximately $6.60.

        Operations.    The Florida restaurants are supervised by a vice president of operations who reports directly to the Company's President. Each Florida restaurant has a general manager and at least two assistant managers. Each restaurant employs between 25 and 60 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic.

  JB's Restaurants Division

        General.    The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit"), operates 10 JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming and one JJ North's Family Restaurant in Utah. One of the 10 JB's Restaurants was closed for repositioning at January 27, 2003. The JJ North's Family Restaurant was also closed in the first quarter of fiscal 2004. The restaurants are approximately 4,300 to 5,600 square feet and seat approximately 110 to 180 customers.

        In connection with the acquisition of certain JB's Restaurants in 1998 from CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location which required among other items, the payment of royalty fees. Subsequent to the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the annual renewable franchise agreement expired and the Company elected not to renew these franchise agreements. On July 17, 2002, JB's Family Restaurants, Inc. ("JBFR") filed a complaint in the United States Bankruptcy Court District of Arizona against the Company, Case No. 02-03349-ECF-CGC, Adversary No. 02-815, alleging various claims arising from an alleged breach of a franchise agreement. JBFR sought injunctive relief prohibiting the Company's use of various JB's trademarks together with monetary damages. On November 8, 2002, the Company reached an accord with JBFR that settled all alleged breaches of the franchise agreement. Under this accord, JBFR granted the Company a license agreement for the use of the JB's trademark through August 31, 2012 in exchange for certain cash payments with an option for an additional ten years. To date, all license and marketing expenses related to this accord have been expensed in the periods incurred.

        Concept and Menu.    JB's Restaurants offer a variety of breakfast, lunch and dinner selections at moderate prices. The breakfast menu features an "all-you-can-eat" breakfast buffet along with other traditional breakfast fare. The lunch and dinner menu has a variety of sandwiches as well as steak, chicken, pasta and seafood entrees. All JB's Restaurants offer an "all-you-can-eat" soup and salad bar during the lunch and dinner. With the exception of the breakfast buffet and the "all-you-can-eat" soup and salad bar, all entrees are cooked to order and are served by a wait staff. The average check is approximately $6.15.

        Operations.    The JB's Restaurants are supervised by a vice president of operations who reports to the Company's President. Each restaurant has a general manager and at least two assistant managers.

Each restaurant employs between 25 and 50 hourly employees, made up of a mix of part-time and full-time workers depending on restaurant size and traffic.

Licenses, Trademarks and Service Marks

        The Company owns the trademarks and service marks for Casa Bonita, BuddyFreddys and Holiday House and has a license agreement with CKE Restaurants, Inc. for use of the "Star" name and design. The Company has an agreement with North's Restaurants, Inc. for a royalty-free, transferable license to use the intangible property of JJ North's. The Company utilizes the HomeTown Buffet mark pursuant to various franchise agreements. The Company has a transferable license agreement to use the JB's trademark through August 31, 2012 with an option for an additional ten years.

Seasonality

        The Company's business is moderately seasonal in nature. For the majority of the Company's restaurants, the highest volume periods are in the first and second fiscal quarters and lowest volume periods typically occur during the third and fourth fiscal quarters.

Employees

        As of April 15, 2003, the Company employed approximately 2,200 persons, of whom approximately 2,075 were restaurant employees, and approximately 125 were restaurant management, supervisory and corporate personnel. Restaurant employees include both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

        The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
Robert E. Wheaton	51	Chief Executive Officer, President and Chairman
Ronald E. Dowdy	46	Group Controller, Treasurer and Secretary
Thomas G. Schadt	61	Director
Jack M. Lloyd	53	Director
Phillip "Buddy" Johnson	50	Director
Craig B. Wheaton	45	Director
B. Thomas M. Smith, Jr.	68	Director

        Robert E. Wheaton has served as the Chief Executive Officer and President and as a director of the Company since its formation in July 1997. Mr. Wheaton has been Chairman of the Board since September 1998. Mr. Wheaton served as Executive Vice President of CKE Restaurants, Inc. from January 1996 through January 1999. From April 1995 to January 1996, he served as Vice President and Chief Financial Officer of Denny's Inc., a subsidiary of Flagstar Corporation. From 1991 to 1995, Mr. Wheaton served as President and Chief Executive Officer, and from 1989 to 1991 as Vice President and Chief Financial Officer of The Bekins Company. Mr. Wheaton is the brother of Craig B. Wheaton, a director of the Company.

        Ronald E. Dowdy has served as the Group Controller since June 1998 and as Treasurer and Secretary since February 1999. Mr. Dowdy served as Controller to Holiday House Corporation for 19 years prior to joining the Company.

        Thomas G. Schadt has served as a director of the Company since the completion of the Company's initial public offering in September 1997. Mr. Schadt has been the Chief Executive Officer of a privately-held beverage distribution company, Bear Creek, L.L.C., since 1995. From 1976 to 1994, he held several positions with PepsiCo, Inc., most recently, Vice President of Food Service.

        Jack M. Lloyd has served as a director of the Company since the completion of the Company's initial public offering in September 1997. Mr. Lloyd served as Chairman of the Board of DenAmerica Corporation from July 1996 until September 2000, and as President, Chief Executive Officer and a director of DenAmerica Corporation from March 1996 until September 2000. DenAmerica Corporation changed its name to Phoenix Restaurant Group in June 1999. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp. ("DRC") from 1987 until the March 1996 merger of DRC and DenAmerica and as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980's.

        Phillip "Buddy" Johnson has served as a director of the Company since February 1999. Mr. Johnson has served as the Supervisor of Elections of Hillsborough County since March 2003. From March 2001 until March 2003, he served as the Director of the Division of Real Estate in the Florida Department of Business and Professional Regulations. Mr. Johnson served as President of the BuddyFreddys Division from April 1998 until March 2001. From 1980 until 1998, he was the founding Chairman and CEO of BuddyFreddys Enterprises. From 1991 to 1996, Mr. Johnson served as Republican floor leader in the Florida House of Representatives. Mr. Johnson also served on the executive committee of The Foundation for Florida's Future, a non-profit corporation established in 1995 by now governor, Jeb Bush.

        Craig B. Wheaton has served as a director of the Company since February 1999. Mr. Wheaton is a partner in the law firm Kilpatrick Stockton LLP. His main areas of practice include employee benefits, executive compensation and general corporate law. Mr. Wheaton received his B.A. degree, with honors, from the University of Virginia and his J.D. degree from Wake Forest University. From 1993 to 1998, Mr. Wheaton was a member of the Tax Council of the North Carolina Bar Association Section on Taxation and chair of its Employee Benefits Committee from 1995 to 1997. He is a member and former president of the Triangle Benefits Forum. He is a member of the Southern Employee Benefits Conference, the Employee Benefits Committee of the American Bar Association's Section of Taxation, the National Pension Assistance Project's National Lawyers Network, and the National Association of Stock Plan Professionals. Mr. Wheaton is the brother of Robert E. Wheaton, the Company's Chairman of the Board, Chief Executive Officer and President.

        B. Thomas M. Smith, Jr. has served as a director of the Company since June 2002. Mr. Smith was a consultant with ITT Corp. from January 1996 to December 1996 and is now retired. From 1988 until 1995, he was Vice President and Director of Corporate Purchasing for ITT Corp. Mr. Smith has served as director of Republic Bancorp since June 1999.

Risks

        Growth Strategy Depends Upon Ability to Acquire and Successfully Integrate Additional Restaurants Through Acquisitions.    The Company intends to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on the ability of the Company to acquire additional buffet restaurants or to convert acquired sites into buffet restaurants, within both existing and new markets. The success of the Company's growth strategy is dependent upon numerous factors, many of which are beyond the Company's control, including the availability of suitable acquisition opportunities, the availability of appropriate financing and general economic conditions. The Company must compete with other restaurant operators for acquisition opportunities and with other restaurant operators, retail stores, companies and developers for desirable site locations. Many of these entities have substantially greater financial and other resources than the Company. Many of its acquired restaurants may be located in geographic markets in which the Company has limited or no operating experience. There can be no assurance that the Company will be able to identify, negotiate and consummate acquisitions of additional buffet restaurants or that acquired restaurants or converted restaurants can be operated profitably and successfully integrated into the Company's operations.

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

        A strategy of growth through acquisitions requires access to significant capital resources. If the Company determines to make a sizeable acquisition, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. At present, the Company has only limited availability under its credit facilities which expires on October 31, 2003. There can be no assurance that this credit facility will be replaced or a new credit facility will be established to the Company for any such acquisition.

        From February 1998 to January 2001, the Company acquired 27 restaurants in seven states, including 15 stores in Florida. The Company has only acquired one new restaurant between January 2001 to January 2003. As a result of these acquisitions, the Company is complex and diverse, and the integration of the acquisitions has presented difficult challenges for the Company requiring increased management time and resources. In order to improve profitability, the Company needs to continue successfully integrating and streamlining restaurant functions. The difficulties of such integration have been increased by the necessity of coordinating geographically separate organizations. The integration of certain operations following the acquisitions required the dedication of management resources which did temporarily distract attention from the day-to-day business of the Company. The Company continues to reduce costs and integrate functions. The failure to continue effectively integrating the operations of the Company or improving the results of operations of the acquired restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence Upon and Restrictions Resulting from Franchisors.    The Company operates its 16 HomeTown Buffet Restaurants through its wholly-owned subsidiary, HTB Restaurants, Inc., which is a party to a Franchise Agreement with the HomeTown Franchisor for each such restaurant.

        The performance of the Company's HomeTown Buffet restaurant operations is directly related to the success of the HomeTown Buffet restaurant system, including the management and financial condition of HomeTown as well as restaurants operated by HomeTown and their other franchisees. The inability of such restaurants to compete effectively would have a material adverse effect on the Company's operations. The success of the Company's HomeTown Buffet restaurants depends in part on the effectiveness of the HomeTown franchisor's marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has little or no control. For example, adverse publicity involving HomeTown restaurants operated by the franchisor or their other franchisees could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's operations with respect to its HomeTown restaurants are subject to certain restrictions imposed by policies and procedures of HomeTown currently in effect and which, from time to time, change. These restrictions limit the Company's ability to modify the menu items and decor of its restaurants and may have the effect of limiting the Company's ability to pursue its business plan. Furthermore, the franchise agreement with the HomeTown franchisor imposes substantial restrictions on the Company's ability to operate certain restaurant formats and to open additional restaurants in certain geographical areas.

        Dependence Upon and Restrictions Resulting from Licensors.    The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit") operates 10 JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. In connection with the acquisition of certain JB's Restaurants in 1998 from JB's Family Restaurants, Inc., a subsidiary of CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location which required among other items, the payment of royalty fees. After the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the annual renewable franchise agreement expired and the Company elected not to renew these franchise agreements. Recently, the Company entered into a License Agreement with the JB's Licensor for each such restaurant.

        The performance of the Company's JB's Restaurant operations is directly related to the success of the JB's Restaurant system, including the management and financial condition of the JB's Licensor as well as the number of restaurants operated by the JB's Licensor and their other licensees or franchisees. The inability of such restaurants to compete effectively would have a material adverse effect on the Company's operations as well as the number of restaurants. The success of the Company's JB's Restaurants depends in part on the effectiveness of the JB's Licensor's marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has no control. For example, adverse publicity involving JB's Restaurants operated by the licensor or their other licensees or franchisees could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's operations with respect to its JB's Restaurants are subject to certain restrictions imposed by policies and procedures of JB's currently in effect and which, from time to time, change. The licensor, JB's Family Restaurants, Inc. filed for bankruptcy on March 20, 2002.

        On July 17, 2002, JB's Family Restaurants, Inc. ("JBFR") filed a complaint in the United States Bankruptcy Court District of Arizona against the Company, Case No. 02-03349-ECF-CGC, Adversary No. 02-815, alleging various claims arising from an alleged breach of a franchise agreement. JBFR sought injunctive relief prohibiting the Company's use of various JB's trademarks together with monetary damages. On November 8, 2002, the Company reached an accord with JBFR that settled all alleged breaches of the franchise agreement. Under this accord, JBFR has granted the Company a license agreement for the use of the JB's trademark through August 31, 2012 in exchange for certain cash payments with an option for an additional ten years. To date, all license and marketing expenses related to this accord have been expensed in the periods incurred.

        The Company's Quarterly Results are Likely to Fluctuate.    The Company has in the past experienced, and expects to continue to experience, significant fluctuations in restaurant revenues and results of operations from quarter to quarter. In particular, the Company's quarterly results can vary as a result of acquisitions, costs incurred to integrate newly acquired entities and seasonal patterns. A large number of the Company's restaurants are located in areas which are susceptible to severe winter weather conditions or tropical storm patterns which may have a negative impact on customer traffic and restaurant revenues. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future seasonal and quarterly fluctuations will not have a material adverse effect on the Company's business, results of operation and financial condition.

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

        The Restaurant Industry is Complex and Volatile.    Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service businesses such as the Company's can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses such as the Company's to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. The Company's profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor, employee benefits, including increases in hourly wage and unemployment tax rates and utility costs, increases in the number and locations of competing buffet-style restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's business, financial condition and results of operations in particular. Changes in economic conditions affecting the Company's guests could reduce traffic in some or all of the Company's restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will depend in part on the ability of the Company's management to anticipate, identify and respond to changing conditions. There can be no assurance that management will be successful in this regard. The impact and uncertainty created by the September 11, 2001 terrorist attack and the consequences of any future terrorist attacks, as well as other events affecting the national and world economies may affect the Company's business.

        The Company is Dependent on Its Key Personnel.    The Company believes that its success will depend in part on the services of its key executives, including Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President. The Company does not maintain key man life insurance. The loss of the services of Mr. Wheaton could have a material adverse effect upon the Company's business, financial condition and results of operations, as there can be no assurances that a qualified replacement would be available in a timely manner if at all. The Company's continued growth will also depend in part on its ability to attract and retain additional skilled management personnel.

        The Restaurant Industry is Subject to Substantial Government Regulation.    The restaurant industry is subject to federal, state and local government regulations, including those relating to the preparation and sale of food as well as building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. The failure to obtain or retain food licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to the Company.

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

        Possible Volatility of Stock Price.    The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Factors such as fluctuations in the Company's operating results, failure of such operating results to meet the expectations of stock market analysts and investors, changes in stock market analyst recommendations regarding the Company, its competitors and other companies in the restaurant industry as well as changes in general economic or market conditions and changes in the restaurant industry may have a significant adverse effect on the market price of the Common Stock.

        Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline.    Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 15, 2003, 2,950,000 shares of common stock were outstanding and 733,000 shares were issuable upon exercise of outstanding options at exercise prices ranging from $5.00 to $12.00. The Company cannot predict the effect, if any, that sales of shares of the Company's common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company's common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

        Control by One Principal Stockholder.    Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 49.0% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 49.0% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. Sales of a substantial number of shares of our common stock by Mr. Wheaton in the public market could substantially reduce the prevailing market price of our common stock.

Item 2. Properties

        The Company's corporate headquarters are located in Salt Lake City, Utah, and other executive offices are located in Scottsdale, Arizona.

        The Company's restaurants are primarily freestanding locations. As of January 27, 2003 most of the Company's restaurant facilities were leased. The leases expire on dates ranging from 2001 to 2014 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments including periodic rent escalation terms in certain instances, and most call for additional rent based upon revenue volume. Most leases require the Company to maintain the property and pay taxes and other related expenses.

        The following is a summary of the Company's restaurant properties as of January 27, 2003:

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	1	—	1	6	3	11
Leased	15	2	7	8	8	40

        As of January 27, 2003, the Company's restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	14	—	14
Idaho	—	—	3	—	—	3
Montana	—	—	—	—	3	3
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	1	—	5	9
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	8	14	11	51

        As of January 27, 2003, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	5	—	5
Utah	—	—	1	—	1	2

Total	—	—	1	5	1	7

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

        On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (1) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (2) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to the Company pursuant to the Assignment Agreement dated September 30, 1997 between the Company and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's have agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000 and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note. The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's have agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserve all rights, claims and defenses with respect to the extent and validity of such existing liens.

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which will result in a gain of approximately $400,000 in the first quarter of fiscal 2004.

        On July 17, 2002, JB's Family Restaurants, Inc. ("JBFR") filed a complaint in the United States Bankruptcy Court District of Arizona against the Company, Case No. 02-03349-ECF-CGC, Adversary No. 02-815, alleging various claims arising from an alleged breach of a franchise agreement. JBFR sought injunctive relief prohibiting the Company's use of various JB's trademarks together with monetary damages. On November 8, 2002, the Company reached an accord with JBFR that settled all alleged breaches of the franchise agreement. Under this accord, JBFR has granted the Company a license agreement for the use of the JB's trademark through August 31, 2012 in exchange for certain cash payments with an option for an additional ten years. To date, all license and marketing expenses related to this accord have been expensed in the periods incurred.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Market Information and Holders.    The Company's Common Stock is listed on the NASDAQ smallcap market under the symbol "STRZ". As of April 15, 2003, there were approximately 550 record holders of the Company's Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

	2003		2002
Fiscal Year
	High	Low	High	Low
First Quarter	$3.10	$2.40	$3.35	$2.11
Second Quarter	2.97	2.47	3.22	2.83
Third Quarter	2.97	2.12	3.62	2.41
Fourth Quarter	2.43	1.87	3.00	2.26

        Dividends.    In connection with the Company's Initial Public Offering in 1997, the Company declared and paid a cash dividend of $9.3 million to CKE Restaurants, Inc. Other than this dividend, the Company has never declared or paid dividends on its Common Stock. The Company is restricted from payment of any cash dividends on the Common Stock under the terms of its existing credit facility.

Item 6. Selected Financial Data

        The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The operating results for the 52-week period ended January 27, 2003 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, nine JB's restaurants, seven BuddyFreddys restaurants (five of the seven BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), six JJ North's Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, operating results include 23 and 9 weeks for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2003. Results also include 19 weeks of operations for one JJ North's Country Buffet restaurant and 30 weeks of operations for one JJ North's Family Restaurant opened July 2002. Seven restaurants were closed at the end of the 2003 fiscal year for repositioning. Two of the seven closed restaurants have been leased and the property of another one is under contract to be sold and is reported as property held for sale. During the first quarter of fiscal 2004, three restaurants were closed that resulted in an impairment of leasehold improvements of $188,000 included in the fourth quarter of 2003.

        The operating results for the 52-week period ended January 28, 2002 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, nine BuddyFreddys restaurants, seven of which are BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, the results include 36, 35, 24, 19 and 3 weeks respectively for five BuddyFreddys Country Buffet restaurants. Results also include 30 weeks of operations for one JJ North's Country Buffet restaurant which reopened in July 2001. Four restaurants were closed at the end of the 2002 fiscal year for remodeling and repositioning. The fiscal year 2002 included impairment charges for a restaurant closed in the first quarter of 2003.

        The operating results for the 52-week period ended January 29, 2001 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, ten BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. The results also include 14 weeks for one North's Star Buffet restaurant which was closed for remodeling and 15 weeks for one JB's restaurant which closed when the lease terminated. In addition, results include 49, 31, 18, 12 and 12 weeks respectively for five BuddyFreddys Country Buffet restaurants. Two restaurants were closed at the end of the 2001 fiscal year for remodeling and repositioning. The fiscal year 2001 included impairment charges for a restaurant closed in the first quarter of 2002.

        The operating results for the 53-week period ended January 31, 2000 included 53 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, nine franchised JB's restaurants, six JJ North's Country Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two North's Star Buffet restaurants, two Casa Bonita restaurants and two Holiday House restaurants. The results also included 3 weeks of operations for 2 North's Star Buffet restaurants that were converted back to JB's Restaurants operating for 28 and 13 weeks respectively in fiscal 2000; 17 weeks of operations for one Holiday House that was converted to a BuddyFreddys Country Buffet restaurant operating for 34 weeks; and 46, 45, 40, 32, 25, 21 and 14 weeks respectively for seven BuddyFreddys Country Buffet restaurants. In addition, two restaurants were closed at the end of the 2000 fiscal year—one due to impassable road construction, the other was awaiting conversion to a BuddyFreddys Country Buffet restaurant.

        The operating results for the 52-week period ended January 25, 1999 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, two Casa Bonita restaurants and six JJ North's Country Buffet restaurants. The results also included 48 weeks of operations for the nine franchised JB's Restaurants operated by the Company; 50 weeks for three Stacey's Buffets that were converted to BuddyFreddys Country Buffet; 48 weeks for two Maggies Buffets that were converted to BuddyFreddys Country Buffets; 43 weeks for two BuddyFreddys; 8 weeks for one BuddyFreddys Country Buffet; 3 weeks of operations for one BuddyFreddys Country Buffet; 50 weeks for one North's Star Buffet; 48 weeks for one North's Star Buffet; 36 weeks for one North's Star Buffet; 31 weeks for one North's Star Buffet; 24 weeks for one North's Star Buffet; and 3 weeks for three Holiday House restaurants.

SELECTED FINANCIAL DATA
(In thousands except per share amounts and restaurant unit data)

	Fifty-Two Weeks Ended Jan. 27, 2003	Fifty-Two Weeks Ended Jan. 28, 2002	Fifty-Two Weeks Ended Jan. 29, 2001	Fifty-Three Weeks Ended Jan. 31, 2000	Fifty-Two Weeks Ended Jan. 25, 1999
Consolidated Statements of Operations Data:
Total revenues	$74,798	$83,218	$94,039	$99,066	$85,409
Costs and expenses:
Food costs	25,867	27,020	30,899	32,644	28,578
Labor costs	25,695	28,291	32,301	33,650	27,983
Occupancy and other expenses	15,918	17,319	18,984	20,597	18,044
General and administrative expenses	3,739	3,552	4,108	5,101	4,319
Depreciation and amortization	3,360	3,684	3,650	3,651	3,058
Impairment of long-lived assets	1,831	806	590	—	72

Total costs and expenses	76,410	80,672	90,532	95,643	82,054

Income (loss) from operations	(1,612)	2,546	3,507	3,423	3,355
Interest expense	(739)	(1,055)	(1,630)	(1,491)	(665)
Other income, net	272	289	52	213	933

Income (loss) before income taxes (benefit)	(2,079)	1,780	1,929	2,145	3,623
Income taxes (benefit)	(800)	270	759	667	1,462

Income (loss) before cumulative effect of a change in accounting principle	(1,279)	1,510	1,170	1,478	2,161
Cumulative effect of a change in accounting principle—net of tax benefit	(560)	—	—	—	—

Net income (loss)	$(1,839)	$1,510	$1,170	$1,478	$2,161

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$(0.43)	$0.51	$0.40	$0.50	$0.47
Cumulative effect of a change in accounting principle—net of tax benefit	(0.19)	—	—	—	—

Net income (loss) per common share—basic and diluted	$(0.62)	$0.51	$0.40	$0.50	$0.47

Weighted average shares outstanding—basic and diluted	2,950	2,950	2,950	2,950	4,601
Balance sheet data:
Total assets	$39,305	$43,972	$46,037	$49,000	$44,683
Total debt and capital lease obligation including current portion	9,134	13,036	14,912	19,092	17,400
Stockholders' equity	$19,939	$21,770	$20,677	$19,567	$18,839
Other data:
Operating units(1)
HomeTown Buffet	16	16	16	16	16
Casa Bonita	2	2	2	2	2
North's Star Division	7	8	7	8	11
Florida Buffets Division	9	11	16	17	12
JB's Restaurants Division	10	10	10	11	9
Non-Operating	7	4	2	2	2

Total	51	51	53	56	52

(1)
At the end of the respective periods.

        Supplemental Quarterly Financial Data (Unaudited).    Quarterly financial results for the 52 weeks ended January 27, 2003, January 28, 2002, and January 29, 2001, are summarized below.

(In thousands except per share data)

	For the 52 Weeks Ended January 27, 2003
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
Revenues	$25,192	$17,960	$15,587	$16,059	$74,798

Income (loss) from operations	595	(878)	(447)	(882)	(1,612)

Income (loss) before income taxes (benefit)	440	(976)	(583)	(960)	(2,079)
Income taxes (benefit)	152	(358)	(201)	(393)	(800)

Income (loss) before cumulative effect of a change in accounting principle	288	(618)	(382)	(567)	(1,279)
Cumulative effect of a change in accounting principle—net of taxes	(560)	—	—	—	(560)

Net income (loss)	$(272)	$(618)	$(382)	$(567)	$(1,839)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.10	$(0.21)	$(0.13)	$(0.19)	$(0.43)
Cumulative effect of a change in accounting principle—net of taxes	$(0.19)	$—	$—	$—	$(0.19)
Net income (loss) per common share—basic and diluted	$(0.09)	$(0.21)	$(0.13)	$(0.19)	$(0.62)

(In thousands except per share data)

	For the 52 Weeks Ended January 28, 2002
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
Revenues	$28,685	$19,868	$17,246	$17,419	$83,218

Income (loss) from operations	1,726	1,212	(610)	218	2,546

Income (loss) before income taxes	1,419	1,034	(776)	103	1,780
Income taxes (benefit)	546	339	(334)	(281)	270

Net income (loss)	$873	$695	$(442)	$384	$1,510

Earnings (loss) per share:
Basic	$0.30	$0.23	$(0.15)	$0.13	$0.51
Diluted	$0.30	$0.23	$(0.15)	$0.13	$0.51

(In thousands except per share data)

	For the 52 Weeks Ended January 29, 2001
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
Revenues	$31,727	$22,179	$20,049	$20,084	$94,039

Income from operations	1,625	1,403	357	122	3,507

Income (loss) before income taxes	1,140	1,021	38	(269)	1,929
Income taxes (benefit)	477	354	15	(87)	759

Net income (loss)	$663	$667	$23	$(182)	$1,170

Income (loss) per share:
Basic	$0.22	$0.23	$0.01	$(0.06)	$0.40
Diluted	$0.22	$0.23	$0.01	$(0.06)	$0.40

Amounts indicated may not foot due to quarterly rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week periods ended January 27, 2003, January 28, 2002, and January 29, 2001 are based on the composition of restaurant operations as discussed in Item 6—Selected Financial Data.

        The implementation of the Company's acquisition and strategic alliance strategies, and the costs associated with integrating new, under performing or unprofitable restaurants, acquired or otherwise operated by the Company may affect the comparability of future periods and have a material adverse effect on the Company's results of operations.

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the fifty-two weeks ended January 27, 2003 ("fiscal 2003"), January 28, 2002 ("fiscal 2002"), and January 29, 2001 ("fiscal 2001").

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food costs	34.6	32.4	32.9
Labor costs	34.4	34.0	34.3
Occupancy and other expenses	21.3	20.8	20.2
General and administrative expenses	5.0	4.3	4.4
Depreciation and amortization	4.5	4.4	3.9
Impairment of long-lived assets	2.4	1.0	0.6

Total costs and expenses	102.2	96.9	96.3

Income (loss) from operations	(2.2)	3.1	3.7
Interest expense	(1.0)	(1.3)	(1.7)
Other income, net	0.4	0.3	0.1

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	(2.8)	2.1	2.1
Income taxes (benefit)	(1.1)	0.3	0.8

Income (loss) before cumulative effect of a change in accounting principle	(1.7)	1.8	1.3
Cumulative effect of a change in accounting principle—net of taxes	(0.7)	—	—

Net income (loss)	(2.4)%	1.8%	1.3%

Comparison of Fiscal 2003 to Fiscal 2002

        Total revenues decreased $8.4 million or 10.1% from $83.2 million in fiscal 2002 to $74.8 million in fiscal 2003. The decrease was primarily attributable to lower same store sales due to the sluggish economic conditions and a decrease in the number of restaurants open and operating in fiscal 2003 as compared to fiscal 2002.

        Food costs as a percent of total revenues increased from 32.4% in fiscal 2002 to 34.6% in fiscal 2003 although actual food costs decreased by $1,153,000. The increase as a percentage of total revenues was primarily attributable to higher food costs from the transition to several new food suppliers during the first quarter when the former supplier cancelled a food contract with the Company.

        Labor costs as a percent of total revenues increased from 34.0% in fiscal 2002 to 34.4% in fiscal 2003. The increase as a percentage of total revenues was primarily attributable to decreased revenues and fewer stores in operation this year even though actual labor costs decreased by $2,596,000.

        Occupancy and other expenses as a percent of total revenues increased from 20.8% in fiscal 2002 to 21.3% in fiscal 2003. The increase as a percentage of revenue is primarily attributable to decreased revenues while the fixed portion of occupancy costs remained relatively constant. The fixed portion of occupancy costs is primarily fixed costs for property leases and related common area maintenance and property taxes. The actual occupancy and other expenses decreased by $1,401,000.

        General and administrative expenses as a percentage of total revenues increased from 4.3% in fiscal 2002 to 5.0% in fiscal 2003. The increase as a percentage of revenue is primarily attributable to decreased revenue while expenses increased. The increases in expenses were primarily higher net insurance costs at the corporate level of approximately $165,000, $141,000 of additional corporate legal costs and increased consulting fees of approximately $56,000. The increased expenses were partially offset by reduced corporate bonus accruals of approximately $46,000 and lower royalty expenses of $163,000.

        Depreciation and amortization as a percent of total revenues increased from 4.4% in fiscal 2002 to 4.5% in fiscal 2003. The increase as a percentage of revenue is primarily attributable to decreased revenues while depreciation and amortization expense decreased by $324,000.

        Impairment of long-lived assets increased from 1.0% in fiscal 2002 to 2.4% in fiscal 2003. The impairment in fiscal 2003 was a result of the lease termination of two restaurants in Florida, the pending sale of one owned restaurant and two leased restaurants where projected undiscounted cash flow is less than the net book value of assets. The impairment also included consideration for one leased JJ North's Country Buffet for leasehold improvements and projected shortfalls in rental income should the Company decide to sub-lease the facility. Also included in fiscal 2003 impairments are two JB's Restaurants in which the lease agreements were terminated subsequent to year-end and the write-down of one closed restaurant assets to fair market value. The impairment in fiscal 2002 was a result of the closure of two Florida restaurants resulting in closing costs and the abandonment of leasehold improvements.

        Interest expense as a percent of total revenues decreased from 1.3% in fiscal 2002 to 1.0% in fiscal 2003. The decrease is primarily attributable to lower interest rates decreasing from 5.8% in fiscal 2002 to 3.5% in fiscal 2003 on the Term Loan Facility and Revolving Credit Facility financed by Fleet National Bank as discussed in Note 5 of the notes to the consolidated financial statements and lower outstanding balances on those facilities.

        Income taxes decreased from 15.2% of earnings before taxes in fiscal 2002 to a benefit of 38.5% of earnings before taxes in fiscal 2003 due to the loss for fiscal 2003. The Company amended prior tax returns and received a credit for excess social security tax on tips exceeding minimum wage in fiscal 2002 resulting in a low rate for that year.

Comparison of Fiscal 2002 to Fiscal 2001

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

        Labor costs as a percent of total revenues decreased from 34.3% in fiscal 2001 to 34.0% in fiscal 2002. The decrease was primarily attributable to lower benefit costs in fiscal 2002. The decrease in benefit costs was a result of the Company increasing the employee share of health and medical costs and lower workers compensation costs.

        Occupancy and other expenses as a percent of total revenues increased from 20.2% in fiscal 2001 to 20.8% in fiscal 2002. The percentage increase is primarily attributable to decreased revenues as total actual occupancy costs and other expenses decreased as a result of the decline in the number of operating restaurants. The occupancy costs include fixed costs for property leases and related costs of common area maintenance and property taxes.

        General and administrative expenses as a percentage of total revenues decreased from 4.4% in fiscal 2001 to 4.3% in fiscal 2002. The decrease is primarily attributable to decreases in legal expenses.

        Depreciation and amortization as a percent of total revenues increased from 3.9% in fiscal 2001 to 4.4% in fiscal 2002. The increase is primarily attributable to decreased revenues while depreciation and amortization remain constant from year to year.

        Impairment of long-lived assets increased from 0.6% in fiscal 2001 to 1.0% in fiscal 2002. The impairment in fiscal 2002 was a result of permanently closing two leased restaurants in Florida. The impairment in fiscal 2001 was a result of closing three stores in Florida and one in Utah.

        Interest expense as a percent of total revenues decreased from 1.7% in fiscal 2001 to 1.3% in fiscal 2002. The decrease is primarily attributable to lower interest rates and lower outstanding balances on the Term Loan Facility and Revolving Credit Facility financed by Fleet National Bank as discussed in Note 5 of the notes to the consolidated financial statements.

        Income taxes decreased from 39.3% of earnings before taxes in fiscal 2001 to 15.2% of earnings before taxes in fiscal 2002. The Company amended prior tax returns and received a credit for excess social security tax on tips exceeding minimum wage.

FINANCIAL CONDITION

Liquidity and Capital Resources

        The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 27, 2003, the Company had $433,000 in cash, and as of January 28, 2002, the Company had $727,000 in cash and cash equivalents. During fiscal 2003, the Company used approximately $814,000 to fund capital improvements to existing and acquired restaurants.

        Cash provided by operations was approximately $3.7 million for fiscal 2003 and approximately $5.3 million for fiscal 2002.

        The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost. Management estimates the cost of acquiring and converting one leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment, of which the Company has some available from closed stores. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. Principal payments under the Term Loan Facility were due in quarterly installments beginning November 1999 and were scheduled to continue until the final maturity in October 2003. However, the Company paid the Term Loan Facility in full on May 17, 2002. Borrowings under the Revolving Credit Facility have been used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $6,800,000 on April 15, 2003 and $4,700,000 at January 27, 2003. The Company has $100,000 in letters of credit against the Revolving Credit Facility leaving $100,000 available for borrowing on April 15, 2003.

        Negotiations are in process to replace the existing Revolving Credit Facility. Alternatively, the Company is also active in securing long term financing of real estate properties and/or the disposition of excess properties to the extent the need for refinancing the revolving credit facilities would be mitigated if not entirely eliminated. One property has already been sold in April 2003 for $1,250,000.

        The Company believes that available cash, cash flow from operations and amounts available under the Revolving Credit Facility or the replacement of the revolving credit facility, securing long term financing of real estate properties and/or the disposition of excess properties will be sufficient to satisfy its working capital, and capital expenditure requirements for the foreseeable future. If the Company requires additional funds to support its working capital requirements or for other purposes, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses or potential acquisitions of other events will not cause the

Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

Impact of Inflation

        Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company's operations. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies. However, management has emphasized cost controls rather than price increases given the competitive pressure within the quick-service restaurant industry.

Critical Accounting Policies and Judgments

        The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company's consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

        Property, Buildings and Equipment

        Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building improvements	15 – 20
Furniture, fixtures and equipment	5 – 8

        Leasehold improvements are amortized over the lessor of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty.

        Repairs and maintenance are charged to operations as incurred. Remodeling costs are generally capitalized.

        The Company's accounting policies regarding buildings and equipment include certain management judgments regarding the estimated useful lives of such assets, the residual values to which the assets are depreciated and the determination as to what constitutes increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense that would be reported if different assumptions were used. As discussed further below, these judgments may also impact the Company's need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

        Impairment of Goodwill

        Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29,

2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company's statements of operations for the year ended January 27, 2003; whereas the Company's statements of operations for the years ended January 28, 2002 and January 29, 2001 do contain charges for goodwill amortization expense.

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 reported in the first quarter of 2003.

        Impairment of Long-Lived Assets

        The Company determines that an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets. Under the new standards, goodwill and indefinite life intangible assets are no longer amortized but will be subject to annual impairment tests. Finite life intangible assets such as franchise agreements will continue to be amortized over their useful lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

        The Company adopted SFAS 142 effective January 29, 2002. As a result, the Company ceased amortization of goodwill and indefinite life intangible assets which increased income before income taxes by approximately $100,000 in fiscal 2003. Annual amortization expense related to goodwill was $106,000 and $105,000 for the fifty-two weeks ended January 28, 2002 and January 29, 2001, respectively. In fiscal 2001, the Company had a $67,000 impairment of goodwill due to store closures for a total goodwill charge of $172,000. During fiscal 2003, the Company performed the required transitional impairment tests of goodwill and indefinite life intangible assets as of January 29, 2002. The Company's impairment charge as a result of the transitional impairment test in fiscal 2003 is $849,000 before a tax benefit of $289,000.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. Its adoption did not have a material effect on the financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assts to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations and is effective for fiscal years beginning after December 15, 2001. The standard was adopted on January 29, 2002, and did not have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the old rules.

        In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30 are met. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 provisions are generally effective for fiscal years beginning after May 15, 2002. Its adoption did not have a material effect on the Company's consolidated financial statements.

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS No. 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial statements for the year ended January 27, 2003 and will adopt the interim disclosure provisions for its financial statements for the quarter ended May 19, 2003. The adoption of this standard involves additional disclosures. The Company's adoption of SFAS No. 148 did not have a material impact on its results of operations, financial position or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has been issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which, for the Company, is the fiscal year beginning January 28, 2003. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any indirect guarantees of indebtedness of others as of January 27, 2003.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its consolidated financial statements. This interpretation applies immediately to variable interest entities which are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. The company does not have any variable interest entities as of January 27, 2003.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's principal exposure to financial market risks is the impact that interest rate changes could have on its $20.0 million credit facility, of which $6,800,000 remained outstanding as of April 15, 2003. Borrowings under the Company's credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging approximately 3.5% in fiscal 2003). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $68,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of the Company's credit facility and assumes no change in the volume, index or composition of debt at April 15, 2003. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk

        The Company purchases certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically the Company uses these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting its menu pricing, menu mix or changing our product delivery strategy. However, increases in commodity prices could result in lower operating margins for our restaurant concepts.

Item 8. Financial Statements and Supplementary Data

        See the Index included at "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        In September 2001, pursuant to the recommendation of management and the approval of the board of directors and the audit committee of the board, the Company appointed Grant Thornton LLP as the Company's independent public auditors for the year ended January 28, 2002. KPMG LLP was the Company's prior independent public audit firm. The reports of KPMG LLP on the Company's financial statements for the years ended January 29, 2001 and January 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles. The Company reported in accordance with Regulation 8-K, Item 304(a)(1)(v)(A) that in connection with the audit of the fiscal year ended January 31, 2000, KPMG LLP issued a letter to the Company's audit committee dated April 7, 2000, informing the Company that KPMG LLP believed a material weakness existed with respect to the Company's cash reconciliation process. The Company corrected the bank reconciliations in question and implemented new procedures to address the weakness identified by KPMG LLP. The Company authorized KPMG to respond fully to inquiries from the successor accountants with respect to such matter. There were no reporting disagreements between the Company and KPMG LLP on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure during the years covered by these reports.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information concerning the current directors and executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

        The information pertaining to compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2003 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 27, 2003.

Item 11. Executive Compensation

        The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2003 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 27, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information pertaining to security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2003 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 27, 2003.

Item 13. Certain Relationships and Related Transactions

        The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2003 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 27, 2003.

Item 14. Control and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

  a)
  Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this report, our Chief Executive Officer and Principal Accounting Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on the foregoing, the Chief Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective.

  b)
  Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect those internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

STAR BUFFET, INC. (Registrant)
April 28, 2003	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chief Executive Officer and President (principal executive officer)
April 28, 2003	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer and Secretary (principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. WHEATON Robert E. Wheaton	Chief Executive Officer, and Director	April 28, 2003
/s/ RONALD E. DOWDY Ronald E. Dowdy	Group Controller, Treasurer and Secretary	April 28, 2003
/s/ JACK M. LLOYD Jack M. Lloyd	Director	April 28, 2003
/s/ THOMAS G. SCHADT Thomas G. Schadt	Director	April 28, 2003
/S/ PHILLIP "BUDDY" JOHNSON Phillip "Buddy" Johnson	Director	April 28, 2003
/s/ CRAIG B. WHEATON Craig B. Wheaton	Director	April 28, 2003
/s/ B. THOMAS M. SMITH, JR. B. Thomas M. Smith, Jr.	Director	April 28, 2003

CERTIFICATION

I, Robert E. Wheaton, President and Chief Executive Officer of Star Buffet, Inc., certify that:

1.
I have reviewed this Annual Report on Form 10-K of Star Buffet, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other the certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.
April 28, 2003	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton President and Chief Executive Officer

CERTIFICATION

I, Ronald E. Dowdy, Group Controller, Treasurer and Secretary of Star Buffet, Inc., certify that:

1.
I have reviewed this Annual Report on Form 10-K of Star Buffet, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other the certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.
April 28, 2003	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer and Secretary

REPORT OF MANAGEMENT RESPONSIBILITIES

        The management of Star Buffet, Inc. is responsible for the fairness and accuracy of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, using management's best estimates and judgments where appropriate. The financial information throughout this report is consistent with our consolidated financial statements.

        Management has established a system of internal controls that provides reasonable assurance that assets are adequately safeguarded, and transactions are recorded accurately, in all material respects, in accordance with management's authorization. We maintain a strong audit program that independently evaluates the adequacy and effectiveness of internal controls. Our internal controls provide for appropriate separation of duties and responsibilities, and there are documented policies regarding utilization of Company assets and proper financial reporting. These formally stated and regularly communicated policies set high standards of ethical conduct for all employees.

        The Audit Committee of the Board of Directors meets regularly to determine that management and independent auditors are properly discharging their duties regarding internal control and financial reporting. The independent auditors and employees have full and free access to the Audit Committee at any time.

        Grant Thornton LLP, independent certified public accountants, are retained to audit the Company's consolidated financial statements. Their report follows.

/s/ Robert E. Wheaton

Robert E. Wheaton, Chairman of the Board and Chief Executive Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
Star Buffet, Inc.:

        We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and subsidiaries (a Delaware corporation) as of January 27, 2003 and January 28, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the 52-week periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Buffet, Inc. and subsidiaries as of January 27, 2003 and January 28, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the 52-week periods then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on January 29, 2002.

/s/ Grant Thornton LLP

Salt Lake City, Utah
March 31, 2003

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Star Buffet, Inc.:

        We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Star Buffet, Inc. and subsidiaries for the 52-week period ended January 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Star Buffet, Inc. and subsidiaries for the 52-week period ended January 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Salt Lake City, Utah
March 16, 2001

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 27, 2003	January 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$433,000	$727,000
Current portion of notes receivable, net of allowance	193,000	436,000
Receivables, net	367,000	876,000
Inventories	619,000	770,000
Deferred income taxes	194,000	206,000
Prepaid expenses	279,000	146,000
Property held for sale	1,211,000	—

Total current assets	3,296,000	3,161,000
Property, buildings and equipment, net	27,091,000	32,314,000
Real property and equipment under capitalized leases, net	1,297,000	1,462,000
Notes receivable, net of current portion	2,695,000	2,723,000
Deposits and other	220,000	163,000
Deferred income taxes, net	713,000	—
Goodwill, net	2,907,000	3,756,000
Other intangible assets, net	1,086,000	393,000

Total assets	$39,305,000	$43,972,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$4,045,000	$4,531,000
Checks written in excess of cash in bank	1,306,000	—
Payroll and related taxes	1,494,000	1,518,000
Sales and property taxes	1,047,000	1,168,000
Rent, licenses and other	1,260,000	444,000
Income taxes payable	—	434,000
Current maturities of obligations under long-term debt	4,862,000	3,547,000
Current maturities of obligations under capital leases	98,000	104,000

Total current liabilities	14,112,000	11,746,000
Deferred income taxes, net	—	113,000
Deferred rent payable	1,080,000	958,000
Capitalized lease obligations, net of current maturities	1,751,000	1,849,000
Long-term debt, net of current maturities	2,423,000	7,536,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's notes receivable	(1,330,000)	(1,338,000)
Retained earnings	4,915,000	6,754,000

Total stockholders' equity	19,939,000	21,770,000

Total liabilities and stockholders' equity	$39,305,000	$43,972,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
Total revenues	$74,798,000	$83,218,000	$94,039,000

Costs and expenses
Food costs	25,867,000	27,020,000	30,899,000
Labor costs	25,695,000	28,291,000	32,301,000
Occupancy and other expenses	15,918,000	17,319,000	18,984,000
General and administrative expenses	3,739,000	3,552,000	4,108,000
Depreciation and amortization	3,360,000	3,684,000	3,650,000
Impairment of long-lived assets	1,831,000	806,000	590,000

Total costs and expenses	76,410,000	80,672,000	90,532,000

Income (loss) from operations	(1,612,000)	2,546,000	3,507,000
Interest expense	(739,000)	(1,055,000)	(1,630,000)
Interest income	239,000	289,000	44,000
Other income	33,000	—	8,000

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	(2,079,000)	1,780,000	1,929,000
Income taxes (benefit)	(800,000)	270,000	759,000

Income (loss) before cumulative effect of a change in accounting principle	(1,279,000)	1,510,000	1,170,000
Cumulative effect of a change in accounting principle—net of tax benefit	(560,000)	—	—

Net income (loss)	$(1,839,000)	$1,510,000	$1,170,000

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$(0.43)	$0.51	$0.40
Cumulative effect of a change in accounting principle—net of taxes	(0.19)	—	—

Net income (loss) per common share—basic and diluted	$(0.62)	$0.51	$0.40

Weighted average shares outstanding—basic and diluted	2,950,000	2,950,000	2,950,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Officer's Notes Receivable	Retained Earnings	Treasury Stock	Total Shareholders' Equity
	Shares	Amount
Balance at January 31, 2000	2,950,000	$3,000	$16,351,000	$(813,000)	$4,122,000	$(96,000)	$19,567,000
Loan to officer to purchase stock	—	—	—	(105,000)	—	—	(105,000)
Sale of treasury stock	—	—	—	—	(44,000)	89,000	45,000
Net income	—	—	—	—	1,170,000	—	1,170,000

Balance at January 29, 2001	2,950,000	3,000	16,351,000	(918,000)	5,248,000	(7,000)	20,677,000
Loan to officer to purchase stock	—	—	—	(420,000)	—	—	(420,000)
Sale of treasury stock	—	—	—	—	(4,000)	7,000	3,000
Net income	—	—	—	—	1,510,000	—	1,510,000

Balance at January 28, 2002	2,950,000	3,000	16,351,000	(1,338,000)	6,754,000	—	21,770,000
Payment by officer	—	—	—	8,000	—	—	8,000
Sale of treasury stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	(1,839,000)	—	(1,839,000)

Balance at January 27, 2003	2,950,000	$3,000	$16,351,000	$(1,330,000)	$4,915,000	$—	$19,939,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
Cash flows from operating activities:
Net income (loss)	$(1,839,000)	$1,510,000	$1,170,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	560,000	—	—
Depreciation and amortization	3,360,000	3,684,000	3,650,000
Provision for allowances for bad debts	—	253,000	70,000
Impairment of long-lived assets	1,831,000	806,000	590,000
Amortization of loan costs	125,000	120,000	118,000
Deferred income taxes, net	(525,000)	114,000	(42,000)
Change in operating assets and liabilities:
Receivables	430,000	(147,000)	820,000
Inventories	151,000	167,000	113,000
Prepaid expenses	(133,000)	69,000	(131,000)
Deposits and other	(57,000)	87,000	(24,000)
Deferred rent payable	122,000	17,000	138,000
Accounts payable-trade	(601,000)	(879,000)	246,000
Income taxes payable	(434,000)	(112,000)	546,000
Other accrued liabilities	671,000	(421,000)	(767,000)

Total adjustments	6,700,000	3,758,000	5,327,000

Net cash provided by operating activities	3,661,000	5,268,000	6,497,000

Cash flows from investing activities:
Payments on notes receivable	271,000	47,000	289,000
Acquisition of property, buildings and equipment	(814,000)	(3,378,000)	(2,455,000)
Proceeds from sale of securities	—	36,000	—
Purchase of license agreement	(773,000)	—	—
Loans to officer	—	(420,000)	(105,000)

Net cash used in investing activities	(1,316,000)	(3,715,000)	(2,271,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	1,306,000	—	—
Payments on long-term debt	(11,924,000)	(7,924,000)	(9,475,000)
Proceeds from issuance of long-term debt	8,126,000	6,132,000	5,375,000
Capitalized loan costs	(43,000)	(54,000)	(30,000)
Sale of treasury stock	—	3,000	45,000
Principal payment on capital leases	(104,000)	(84,000)	(79,000)

Net cash used in financing activities	(2,639,000)	(1,927,000)	(4,164,000)

Net increase (decrease) in cash and cash equivalents	(294,000)	(374,000)	62,000
Cash and cash equivalents at beginning of period	727,000	1,101,000	1,039,000

Cash and cash equivalents at end of period	$433,000	$727,000	$1,101,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company"). The accompanying consolidated financial statements include the results of operations and assets and liabilities of the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements. Significant intercompany transactions and balances have been eliminated in consolidation.

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

        The operating results for the 52-week period ended January 27, 2003 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, nine JB's restaurants, seven BuddyFreddys restaurants (five of the seven BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), six JJ North's Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, operating results include 23 and 9 weeks respectively for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2003. Results also include 19 weeks of operations for one JJ North's Country Buffet restaurant and 30 weeks of operations for one JJ North's Family Restaurant opened July 2002. Seven restaurants were closed at the end of the 2003 fiscal year for repositioning. Two of the seven closed restaurants have been leased and the property of another one is under contract to be sold and is reported as property held for sale. During the first quarter of fiscal 2004, three restaurants were closed, of which one was closed for repositioning that resulted in an impairment of leasehold improvements of $188,000 included in the fourth quarter of 2003.

        The operating results for the 52-week period ended January 28, 2002 includes 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, seven BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, the results include 36, 35, 24, 19 and 3 weeks respectively for five BuddyFreddys Country Buffet restaurants that were closed during the year, two of which were permanently closed. Results also include 30 weeks of operations for one JJ North's Country Buffet restaurant reopened in July 2001. Four restaurants remained closed at the end of the 2002 fiscal year for remodeling and repositioning.

        The operating results for the 52-week period ended January 29, 2001 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, ten BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. The results also include 14 weeks for one North's Star Buffet restaurant which was closed for remodeling and 15 weeks for one JB's restaurant which closed when the lease terminated. In addition, results include 49, 31, 18, 12 and 12 weeks respectively for five BuddyFreddys Country Buffet restaurants. Two restaurants were closed at the end of the 2001 fiscal year for remodeling and repositioning.

Fiscal Year

        The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks except in the 53 week fiscal year, when the fourth quarter has 13 weeks.

Cash Equivalents

        Highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

Inventories

        Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued the lower of cost or market, determined by the first-in, first-out method.

Property, Buildings and Equipment

        Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building improvements	15 – 20
Furniture, fixtures and equipment	5 – 8

        Leasehold improvements are amortized over the lessor of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty.

        Property and equipment placed on the market for sale is not depreciated and is reclassed on the balance sheet as property held for sale. Property and equipment in non-operating units for remodeling or repositioning continue to be depreciated.

        Repairs and maintenance are charged to operations as incurred. Remodeling costs are generally capitalized.

Goodwill

        Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company's statements of operations for the year ended January 27, 2003; whereas the Company's statements of operations for the years ended January 28, 2002 and January 29, 2001 do contain charges for goodwill amortization expense.

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 reported in the first quarter of 2003.

        The following is the Company's disclosure of what reported net earnings (loss) and earnings (loss) per share would have been in all periods presented if the Company had accounted for goodwill consistent with the provisions of SFAS 142 effective at the beginning of fiscal 2001.

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
Net income (loss) as reported	$(1,839,000)	$1,510,000	$1,170,000
Amortization, net of tax	—	70,000	104,000

Proforma net income (loss)	$(1,839,000)	$1,580,000	$1,274,000

Basic and diluted income (loss) per share, as reported	$(0.62)	$0.51	$0.40
Change in amortization expense	—	0.02	0.03

Proforma basic and diluted income (loss) per share	$(0.62)	$0.53	$0.43

Other Intangible Assets

        Other intangible assets are comprised of franchise fees, loan acquisition costs, and JB's license agreement. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which range typically from 8 to 20 years. Loan costs are amortized using the straight-line method over the lesser of the life of the loan or five years. The JB's license agreement is being amortized using the straight-line method over 11 years.

Fiscal 2003	Gross Carrying Amt	Accumulated Amortization	Net
Franchise and license fees	$1,172,000	$(206,000)	$966,000
Loan acquisition costs	598,000	(478,000)	120,000

Total	$1,770,000	$(684,000)	$1,086,000

Fiscal 2002
Franchise fees	$410,000	$(218,000)	$192,000
Loan acquisition costs	555,000	(354,000)	201,000

Total	$965,000	$(572,000)	$393,000

        The table below shows expected amortization for purchased intangibles as of January 27, 2003 for the next five years:

Fiscal Year
2004	$194,000
2005	105,000
2006	105,000
2007	105,000
2008	100,000
Thereafter	477,000

Total	$1,086,000

        The Company acquired the JB's license agreement in November 2002 for $773,000.

Impairment of Long-Lived Assets

        The Company determines that an impairment write down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Fair Value Of Financial Instruments

        The carrying amounts of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

        The carrying amounts of the Company's notes receivable, long-term debt and capital lease obligations approximate fair value and are based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

Pre-Opening Costs

        Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $63,000, $168,000 and $223,000 of pre-opening costs during fiscal 2003, 2002 and 2001, respectively.

Income Taxes

        The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

Advertising Expenses

        Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $853,000, $976,000 and $1,412,000, for the 52 weeks ended January 27, 2003, January 28, 2002 and January 29, 2001, respectively.

Leases

        The Company has various lease commitments on store locations. Expenses of operating leases with escalating payment terms are recognized on a straight-line basis over the lives of the related leases. Contingent rental expense is accrued on a monthly basis for those stores where contingent rent expense is probable.

Use of Estimates

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) per Share

        Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the numerators and denominators used to calculate diluted earnings (loss) per share:

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
Weighted average common shares outstanding—basic	2,950,000	2,950,000	2,950,000
Dilutive effect of stock options	—	—	—

Weighted average common shares outstanding—diluted	2,950,000	2,950,000	2,950,000

        Average shares used in the fifty-two weeks ended January 27, 2003, January 28, 2002 and January 29, 2001 diluted earnings (loss) per share computations exclude stock options to purchase 733,000 shares which are considered to be antidilutive and 735,000 shares and 742,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

Segment Reporting

        The Company's reportable segments are based on brand similarities. Business results are based on the Company's management accounting practices.

Comprehensive Income

        The Company does not have any components of comprehensive income other than net income (loss) and, therefore, comprehensive income equaled net income (loss) for all periods presented.

Stock-Based Compensation

        The Company uses the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 when recognizing expense for employee stock compensation plans. As such, compensation expense is generally only recognized on the date of grant when the current market price of the stock exceeds the exercise price. Had the Company determined compensation cost based on the fair value method at the grant date for its stock options, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
	(dollars in thousands except per share amounts)
Net income (loss) attributable to common stockholders
As reported	$(1,839)	$1,510	$1,170
Pro forma compensation expense	—	(20)	(20)
Pro forma net income (loss)	$(1,839)	$1,490	$1,150
Per share—basic
As reported	$(.62)	$.51	$.40
Pro forma compensation expense	—	(.01)	(.01)
Pro forma net income (loss)	$(.62)	$.50	$.39
Per share—diluted
As reported	$(.62)	$.51	$.40
Pro forma compensation expense	—	(.01)	(.01)
Pro forma net income (loss)	$(.62)	$.50	$.39

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets. Under the new standards, goodwill and indefinite life intangible assets are no longer amortized but will be subject to annual impairment tests. Finite life intangible assets such as franchise agreements will continue to be amortized over their useful lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

        The Company adopted SFAS 142 effective January 29, 2002. As a result, the Company ceased amortization of goodwill and indefinite life intangible assets which increased income before income taxes by approximately $100,000 in fiscal 2003. Annual amortization expense related to goodwill was $106,000 and $105,000 for the fifty-two weeks ended January 28, 2002 and January 29, 2001, respectively. In fiscal 2001, the Company had a $67,000 impairment of goodwill due to store closures for a total goodwill charge of $172,000. During fiscal 2003, the Company performed the required transitional impairment tests of goodwill and indefinite life intangible assets as of January 29, 2002. The Company's impairment charge as a result of the transitional impairment test in fiscal 2003 is $849,000 before a tax benefit of $289,000.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective for fiscal years beginning after June 15, 2002. Its adoption did not have a material effect on the financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assts to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations and is effective for fiscal years beginning after December 15, 2001. The standard was adopted on January 29, 2002, and did not have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the old rules.

        In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30 are met. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 provisions are generally effective for fiscal years beginning after May 15, 2002. Its adoption did not have a material effect on the Company's consolidated financial statements.

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS No. 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial statements for the year ended January 27, 2003 and will adopt the interim disclosure provisions for its financial statements for the quarter ended May 19, 2003. The adoption of this standard involves additional disclosures. The Company's adoption of SFAS No. 148 had no impact on its results of operations, financial position or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has been issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which, for the Company, is the fiscal year beginning January 28, 2003. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any indirect guarantees of indebtedness of others as of January 27, 2003.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its consolidated financial statements. This interpretation applies immediately to variable interest entities which are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. The company does not have any variable interest entities as of January 27, 2003.

Reclassifications

        Certain non-material amounts in fiscal 2002 and 2001 have been reclassed to conform with the fiscal 2003 presentation.

NOTE 2—NOTES RECEIVABLE

        Notes receivable consist of the following:

	January 27, 2003	January 28, 2002
Notes receivable from North's Restaurants, Inc.	$2,888,000	$2,974,000
Notes receivable from related party	—	185,000

Total notes receivable	2,888,000	3,159,000
Less current portion	193,000	436,000

Notes receivable, net of current portion	$2,695,000	$2,723,000

        The receivable from North's Restaurants, Inc. ("North's") originally included $3,123,000 for a term note and $371,000 on a line of credit that was converted to a note receivable. As a result of a dispute with North's, management stopped accruing interest pending resolution of the dispute with North's (Note 13). As part of a Settlement Agreement entered on January 26, 2001, North's promises to pay the Company the principal sum of $3,500,000 with an interest rate of 8% per annum. North's paid the Company $295,000 pursuant to the terms of the Settlement Agreement and such payment was applied to reduce the principal amount owing. The $3.5 million note receivable stipulates that monthly payments of principal and interest be made in the amount of $39,954. The loan calls for monthly payments to start on February 26, 2001 and continue on the 26th day of each month thereafter, with a final payment of all remaining unpaid principal, accrued interest and other sums due under the note due and payable on September 26, 2010.

        The Company accommodated North's request for working capital and remodeling expenditures by reducing the principal payments due from June 26, 2002 through July 26, 2003 from $303,000 to $65,000. Full principal and interest payments will resume in August 2003 through January 2011 with the final payment due in February 2011.

        At January 28, 2002, the Company had a $185,000 note receivable at a 6.5% monthly interest rate with Phillip "Buddy" Johnson who is a member of the Board of Directors. The note receivable was due July 31, 2002 and was secured by property adjacent to the Plant City, Florida facility. The Company uses the adjacent property as additional parking. The note receivable was paid in full in June 2002.

NOTE 3—RECEIVABLES

        Included in receivables is an allowance for bad debts of $0, $323,000 and $70,000 for fiscal years 2003, 2002 and 2001, respectively. The allowance is for a related party receivable from Phoenix Restaurant Group, see Note 12—Related Party Transaction. There are no other allowances for receivables. The Company reserved $70,000 in first quarter fiscal 2001 and $253,000 in second quarter fiscal 2002. The Company increased the allowance in August 2001 when management deemed the receivable was potentially uncollectible. Phoenix Restaurant Group subsequently filed for bankruptcy in October 2001. During fiscal 2003, the receivable and the corresponding allowance for bad debt of $323,000 were removed when deemed uncollectible.

NOTE 4—PROPERTY, BUILDINGS AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

        The components of property, buildings and equipment and real property under capitalized leases are as follows:

	January 27, 2003	January 28, 2002
Property and equipment:
Furniture, fixtures and equipment	$17,763,000	$17,017,000
Land	4,691,000	5,466,000
Buildings and leasehold improvements	26,232,000	27,081,000

	48,686,000	49,564,000
Less accumulated depreciation	(21,595,000)	(17,250,000)

	$27,091,000	$32,314,000

Real property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(1,896,000)	(1,731,000)

	$1,297,000	$1,462,000

        The property and equipment includes the following land, equipment and buildings and leaseholds currently in non-operating units.

	Asset	Current Year Depreciation Expense	Depreciation Accumulated
Land	$2,354,000	$—	$—
Equipment	1,919,000	211,000	789,000
Buildings and leaseholds	4,178,000	163,000	1,114,000

	$8,451,000	$374,000	$1,903,000

NOTE 5—LONG-TERM DEBT

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). Principal payments under the Term Loan Facility were due in quarterly installments beginning November 1999 and were scheduled to continue until the final maturity in October 2003. However, the Company paid the Term Loan Facility in full on May 17, 2002. Borrowings under the Revolving Credit Facility bore interest at approximately 3.5% for fiscal 2003. All outstanding amounts under the Revolving Credit Facility become due in October 2003. The Revolving Credit Facility balance was $4,700,000 and $6,375,000 on January 27, 2003 and January 28, 2002, respectively. The secured Revolving Credit Facility is collateralized by tangible and intangible personal property of the Company and requires the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, and meet other financial covenants. The Company was in compliance with the required covenants at year end. The Revolving Credit Facility includes an annual commitment fee of $30,000 per year plus a percentage of .375% to

0.50% of any unused balance. The balance of the Revolving Credit Facility available for borrowing on January 27, 2003 and January 28, 2002 was $2.1 million and $139,000, respectively. The Company's letters of credit on January 27, 2003 and January 28, 2002 were $200,000 and $486,000, respectively.

        On February 1, 2001, the Company completed a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 27, 2003 and January 28, 2002 was $426,000 and $442,000, respectively.

        On October 9, 2001, the Company completed a $773,000 15 year first real estate mortgage with First National Bank of Wyoming. The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's JB's Restaurant in Laramie, Wyoming. The balance at January 27, 2003 and January 28, 2002 was $729,000 and $766,000, respectively.

        On May 2, 2002, the Company completed a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 27, 2003 is $1,430,000.

        Long term debt matures in fiscal years ending after January 27, 2003 as follows:

Fiscal Year
2004	$4,862,000
2005	175,000
2006	189,000
2007	203,000
2008	220,000
Thereafter	1,636,000

Total	$7,285,000

NOTE 6—LEASES

        The Company occupies certain restaurants under long-term capital and operating leases expiring at various dates through 2014. Most restaurant leases have renewal options for terms of 5 to 20 years, and substantially all require payment of real estate taxes and insurance. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 12 years using the straight line method.

        Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 27, 2003 are as follows:

Fiscal year	Capital	Operating
2004	$301,000	$3,323,000
2005	288,000	3,165,000
2006	298,000	2,973,000
2007	309,000	2,611,000
2008	309,000	2,300,000
Thereafter	1,680,000	6,953,000

Total minimum lease payments:	3,185,000	$21,325,000

Less amount representing interest:	1,336,000

Present value of minimum lease payments:	1,849,000
Less current portion	98,000

Capital lease obligation excluding current portion	$1,751,000

        Aggregate rent expense under noncancelable operating leases during fiscal 2003, 2002 and 2001 are as follows:

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
Minimum rentals	$3,729,000	$4,085,000	$4,000,000
Straight-line rentals	122,000	17,000	138,000
Contingent rentals	148,000	196,000	211,000

	$3,999,000	$4,298,000	$4,349,000

        In fiscal 2002, the Company reduced the deferred rent payable for three stores that were purchased or closed. The $87,000 decrease in rent expense is recognized in the 2002 straight-line rentals disclosed above.

        The Company currently leases one non-operating unit. The rental income for fiscal 2003 was $33,000. The payment terms contain scheduled rent escalation clauses which are being amortized on a straight-line basis over the term of the lease.

        Rental income in fiscal years ending after January 27, 2003 are as follows:

Fiscal Year
2004	$72,000
2005	72,000
2006	72,000
2007	72,000
2008	72,000
Thereafter	397,000

Total	$757,000

NOTE 7—INCOME TAXES

        Income taxes (benefit) are comprised of the following:

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
Current:
Federal	$(271,000)	$63,000	$679,000
State	(4,000)	93,000	122,000

	(275,000)	156,000	801,000
Deferred:
Federal	(676,000)	87,000	(40,000)
State	(138,000)	27,000	(2,000)

	(814,000)	114,000	(42,000)

	$(1,089,000)	$270,000	$759,000

        A reconciliation of income taxes (benefit) at the federal statutory rate of 34% to the Company's provision for taxes on income is as follows:

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
Income taxes (benefit) at statutory rate	$(995,000)	$605,000	$656,000
State income taxes	(107,000)	75,000	71,000
Nondeductible expenses	15,000	3,000	—
Federal income tax credits	—	(123,000)	—
Adjustment of estimated income tax accruals	(227,000)	(290,000)	—
Increase in valuation allowance	215,000	—	—
All other, net	10,000	—	32,000

	$(1,089,000)	$270,000	$759,000

        Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 27, 2003	January 28, 2002
Current deferred tax assets:
Allowance for doubtful accounts	$—	$26,000
Accrued vacation	98,000	97,000
Accrued expenses and reserves	96,000	83,000

Total deferred tax assets	194,000	206,000

Long-term deferred tax assets (liabilities):
Leases	1,100,000	1,098,000
Depreciation, amortization and impairments	(512,000)	(1,316,000)
Federal tax credit carryforward	111,000	105,000
State NOL carryforwards	229,000	—

Total deferred tax assets (liabilities), net	928,000	(113,000)

Valuation allowance	(215,000)	—
Net long term asset	713,000	—

Net deferred tax assets	$907,000	$93,000

        While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will be able to realize the benefit of the deferred tax assets existing at January 27, 2003 based on the Company's current and future pre-tax earnings.

        A valuation allowance has been recognized for a state loss carryforward as cumulative losses create uncertainty about the realization of the tax benefits in future years. The Company has state net operating loss carryforwards of approximately $8,266,000 which expire in the years 2007 through 2022.

NOTE 8—SEGMENT AND RELATED REPORTING

        The Company has five reporting segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are aggregated based on brand similarities of operating segments.

        The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Country Buffet restaurants and one North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, five BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's ten JB's Restaurants and one JJ North's Family Restaurant.

        The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before income taxes.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets presented in the consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain corporate overhead income and expenses in the consolidated statements of operations are not included in the reportable segments.

52 Weeks Ended January 27, 2003	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Other	Total
	(Dollars in Thousands)
Revenues	$35,512	$9,780	$7,564	$11,913	$10,029	$—	$74,798
Interest income	—	—	—	—	—	239	239
Interest expense	(210)	—	—	(33)	(2)	(494)	(739)
Depreciation & amortization	1,520	241	364	811	390	34	3,360
Impairment of long-lived assets	—	—	300	1,249	282	—	1,831
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	1,541	1,764	(981)	(1,501)	(106)	(2,796)	(2,079)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(367)	(124)	(69)	—	(560)
Total assets	12,150	1,417	6,474	13,207	4,991	1,066	39,305

52 Weeks Ended January 28, 2002
Revenues	$36,845	$10,755	$9,078	$15,979	$10,561	$—	$83,218
Interest income	—	—	—	—	—	289	289
Interest expense	(215)	—	—	(31)	(6)	(803)	(1,055)
Depreciation & amortization	1,468	214	426	1,196	346	34	3,684
Impairment of long-lived assets	—	—	—	806	—	—	806
Income (loss) before income taxes	3,198	1,873	(179)	(1,131)	677	(2,658)	1,780
Total assets	14,203	2,237	8,079	15,784	5,080	(1,411)	43,972

52 Weeks Ended January 29, 2001
Revenues	$41,682	$11,248	$9,670	$20,584	$10,855	$—	$94,039
Interest income	5	1	—	—	—	38	44
Interest expense	(220)	—	—	—	(8)	(1,402)	(1,630)
Depreciation & amortization	1,517	189	424	1,156	337	27	3,650
Impairment of long-lived assets	—	—	143	443	4	—	590
Income (loss) before income taxes	3,979	1,845	33	(975)	614	(3,567)	1,929
Total assets	13,217	2,043	7,858	16,855	5,316	748	46,037

NOTE 9—STOCKHOLDERS' EQUITY

Common Stock

        Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company's liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock, are fully paid and nonassessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock, which the Company may designate and issue in the future.

Preferred Stock

        The Board of Directors has the authority, without further vote or action by the stockholders, to provide for the issuance of up to 1,500,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and privileges and limitations as the Board of Directors may determine, including the consideration received therefor. The Board of Directors also will have the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state the effect that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects: (i) to restrict the payment of dividends on the Common Stock, (ii) to dilute the voting power and equity interests of holders of Common Stock, (iii) to prevent holders of Common Stock from participating in any distribution of the Company's assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied, or (iv) to require approval by the holders of Preferred Stock for certain matters such as amendments to the Company's Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving the Company. As a result, the issuance of Preferred Stock may, under certain circumstances, have the effect of delaying, discouraging or preventing bids for the Common Stock at a premium over the market price thereof, or a change in control of the Company, and could have a material adverse effect on the market price for the Common Stock. The Company's existing credit facility restricts the payment of Common Stock or Preferred Stock dividends.

Officer's Notes Receivable

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's Chief Executive Officer and President, the Company agreed to provide Mr. Wheaton loans solely for the purchase of the Company's common stock. The loans were secured by the stock at the prevailing interest rate set forth in the Company's credit facility with FleetBoston. The average rate for fiscal 2003 and 2002 was approximately 3.5% and 5.8%, respectively. The loans totaled $1,330,000 as of January 27, 2003 and $1,338,000 as of January 28, 2002.

Common Stock Repurchase

        On December 7, 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. As of January 27, 2003, no shares have been repurchased under the December 7, 1999 authorization due to restrictions contained in the Company's existing credit facility.

NOTE 10—EMPLOYEE BENEFIT PLANS

401(k) Plan

        In May 1998, the Company established a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employer contributions are at the discretion of the Company. The Company's contributions to the plan were approximately $8,000, $13,000, and $35,000 in administration costs for fiscal 2003, 2002 and 2001, respectively.

1997 Employee Stock Purchase Plan

        The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on January 15, 1998, covering 750,000 shares of Common Stock. The Purchase Plan is intended to provide participants with incentives to acquire a proprietary interest in, and continue to provide services to, the Company. The Company's contributions to the plan were approximately $0, $21,000 and $13,000 for fiscal 2003, 2002 and 2001, respectively.

        Employees are eligible to participate if they (i) are employed on an hourly basis as a restaurant employee for at least 30 hours per week and if they have been employed by the Company since September 30, 1997 or for at least one year, (ii) are employed on an hourly basis as a non-restaurant employee for at least 30 hours per week and have been so employed continuously during the preceding 90 days or (iii) are exempt from the overtime and minimum wage requirements under federal and state laws and have been so employed by the Company continuously during the preceding 90 days. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which range from 3% to 10% of the employee's base earnings as defined in the Purchase Plan. The price of stock purchased under the Purchase Plan shall be at the then current market value. Each participant who remains an employee of the Company for at least one year after the end of a particular quarterly offering period shall receive, on the one-year anniversary date of the end of such offering period, a matching contribution from the Company to purchase stock totaling one-half of a participating Officer's or Director's contribution and one-third of other participant's contributions. Employees may withdraw from the Purchase Plan, effective at the end of a quarterly offering period, by delivering a notice to the Company no later than the 15th day prior to the end of such quarterly offering period, and participation ends automatically on termination of employment. The Board of Directors may at any time amend or terminate the Purchase Plan, and upon such termination, each participant is entitled to receive the funds in such participant's account which have not been used to purchase Common Stock but shall not be entitled to any future matching contribution. The Board of Directors terminated the plan in fiscal 2002. The Company returned all of the funds to the participants.

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

        A summary of the status of the Company's stock options is presented below (shares in thousands):

	Fifty-Two Weeks Ended January 27, 2003		Fifty-Two Weeks Ended January 28, 2002		Fifty-Two Weeks Ended January 29, 2001
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	735	$9.74	742	$9.71	743	$9.71
Granted	—	—	—	—	—	—
Cancelled	2	7.50	7	6.46	1	12.00

Outstanding at end of year	733	$9.75	735	$9.74	742	$9.71

Options exercisable at year end	733	$9.75	735	$9.74	683	$10.11

        The exercise price of the options granted and exercisable at January 27, 2003 is $5.00 for 236,000 options and $12.00 for 497,000 options.

NOTE 11—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002	Fifty-Two Weeks Ended January 29, 2001
Cash paid for income taxes	$181,000	$355,000	$37,000
Cash paid for interest	432,000	825,000	1,100,000
Non-cash investing and financing activities are as follows:
Exchange of receivables from Phoenix Restaurant Group for equipment	$—	$—	$185,000
Exchange of deposit for property acquisition	—	53,000	—
Acquisition of property with debt financing	—	460,000	—
Exchange of receivables for equipment	79,000	—	—
Exchange of officer's note receivable for equipment	8,000	—	—
Write off of fully amortized intangibles	10,000	—	—
Write off of a receivable against allowance for bad debt	323,000	—	—
Reclassification of property held for sale	1,211,000	—	—
Transitional impairment of goodwill	849,000	—	—
Disposal of long-lived assets	318,000	—	—

NOTE 12—RELATED PARTY TRANSACTION

        In addition to the note receivable included in Note 2, the Company entered into an agreement with a company whose former chief executive officer is a member of the Company's Board of Directors. Under the agreement, the Company operated three of the related party's restaurants as BuddyFreddys Country Buffet restaurants. Revenues and expenses of the restaurants are included in the Company's financial statements. The Company and the related party divide income and losses based on an agreed upon formula. Included in receivables is $323,000 for both fiscal 2002 and 2001 due from the related party as a result of the agreement and an allowance for that receivable of $323,000 and $70,000 for fiscal 2002 and 2001, respectively. The joint venture was terminated in the first quarter of fiscal 2001. During fiscal 2003, management removed the receivable and corresponding allowance for bad debt when the receivable was deemed uncollectible.

        The Company purchased a 1995 Volvo from Mr. Wheaton, Chairman of the Board, Chief Executive Officer and President of the Company in fiscal 2003 for $11,000.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any resolution will require payments that will have a material effect on the Company's consolidated statements of operations or financial position or liquidity.

        On November 25, 1998, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,571,000. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (i) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (ii) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to the Company pursuant to the Assignment Agreement dated September 30, 1997 between the Company and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's have agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000 and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note. The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's have agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserve all rights, claims and defenses with respect to the extent and validity of such existing liens.

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which will result in a gain of approximately $400,000 in the first quarter of fiscal 2004.

        On July 17, 2002, JB's Family Restaurants, Inc. ("JBFR") filed a complaint in the United States Bankruptcy Court District of Arizona against the Company, Case No. 02-03349-ECF-CGC, Adversary No. 02-815, alleging various claims arising from an alleged breach of a franchise agreement. JBFR sought injunctive relief prohibiting the Company's use of various JB's trademarks together with monetary damages. On November 8, 2002, the Company reached an accord with JBFR that settled all alleged breaches of the franchise agreement. Under this accord, JBFR has granted the Company a license agreement for the use of the JB's trademark through August 31, 2012 in exchange for certain cash payments with an option for an additional ten years. To date, all license and marketing expenses related to this accord have been expensed in the periods incurred.

        In connection with the Company's employment contract with Robert E. Wheaton, the Company's Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to change of control of the Company or is terminated, unless the termination is for cause. Mr. Wheaton's employment contract also includes an annual bonus of $25,000.

NOTE 14—SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial results for the 52 weeks ended January 27, 2003, January 28, 2002, and January 29, 2001, are summarized below.

(In thousands except per share data)

	For the 52 Weeks Ended January 27, 2003
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
Revenues	$25,192	$17,960	$15,587	$16,059	$74,798

Income (loss) from operations	595	(878)	(447)	(882)	(1,612)

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	440	(976)	(583)	(960)	(2,079)
Income taxes (benefit)	152	(358)	(201)	(393)	(800)

Income (loss) before cumulative effect of a change in accounting principle	288	(618)	(382)	(567)	(1,279)
Cumulative effect of a change in accounting principle—net of taxes	(560)	—	—	—	(560)

Net income (loss)	$(272)	$(618)	$(382)	$(567)	$(1,839)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.10	$(0.21)	$(0.13)	$(0.19)	$(0.43)
Cumulative effect of a change in accounting principle—net of taxes	$(0.19)	$—	$—	$—	$(0.19)
Net income (loss) per common share—basic and diluted	$(0.09)	$(0.21)	$(0.13)	$(0.19)	$(0.62)

(In thousands except per share data)

	For the 52 Weeks Ended January 28, 2002
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
Revenues	$28,685	$19,868	$17,246	$17,419	$83,218

Income (loss) from operations	1,726	1,212	(610)	218	2,546

Income (loss) before income taxes	1,419	1,034	(776)	103	1,780
Income taxes (benefit)	546	339	(334)	(281)	270

Net income (loss)	$873	$695	$(442)	$384	$1,510

Earnings (loss) per share:
Basic	$0.30	$0.23	$(0.15)	$0.13	$0.51
Diluted	$0.30	$0.23	$(0.15)	$0.13	$0.51

(In thousands except per share data)

	For the 52 Weeks Ended January 29, 2001
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
Revenues	$31,727	$22,179	$20,049	$20,084	$94,039

Income from operations	1,625	1,403	357	122	3,507

Income (loss) before income taxes	1,140	1,021	38	(269)	1,929
Income taxes (benefit)	477	354	15	(87)	759

Net income (loss)	$663	$667	$23	$(182)	$1,170

Earnings (loss) per share:
Basic	$0.22	$0.23	$0.01	$(0.06)	$0.40
Diluted	$0.22	$0.23	$0.01	$(0.06)	$0.40

Amounts indicated may not foot due to quarterly rounding.

        The fiscal 2003 figures include certain significant fourth quarter adjustments including asset impairment charges of $982,000 and income tax benefit of $334,000 relating to the impairment charges and an increase in the deferred tax asset valuation.

        The fiscal 2002 figures include a significant fourth quarter adjustment for income tax credits resulting from the Company amending prior year tax returns for social security taxes on tips exceeding minimum wage.

        The fiscal 2001 figures do not include any significant fourth quarter adjustments.

NOTE 15—SUBSEQUENT EVENTS

        In February 2003, the Company leased to a third party its non-operating restaurant in Ocala, Florida for 10 years. The monthly rental income is $5,300 starting in April, 2003.

        In February, March and April 2003, the Company terminated leases in Clearwater, Florida, Billings, Montana and Moab and Logan, Utah.

        In February 2003, the Company and Alliant entered into a Settlement Agreement (footnote 13) that requires the Company to pay Alliant $1,600,000 which resulted in an approximate gain of $400,000.

        In March 2003, the Company purchased the real estate property of the HomeTown Buffet in Layton, Utah, for $1,300,000. The Company paid $800,000 in cash and obtained seller financing for $500,000.

        In April 2003, the Company leased to a third party its non-operating restaurant in Kissimmee, Florida, for five years with two five year options. The first five years, the rental income averages approximately $10,800 per month starting in May, 2003.

        In April 2003, the Company sold the property held for sale in Jacksonville, Florida, for $1,250,000.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Star Buffet, Inc. 1997 Stock Incentive Plan (the "1997 Plan")**
10.2	Form of Stock Option Agreement for the 1997 Plan**
10.3	Form of Indemnification Agreement**
10.4	Management Services Agreement with CKE Restaurants, Inc.**
10.5	Form Of Franchise Agreement with HomeTown Buffet, Inc.**
10.6	Asset Purchase Agreement with North's Restaurants, Inc. dated July 24, 1997**
10.6.1	Amendment No. 1 to Asset Purchase Agreement dated as of September 30, 1997 (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
10.6.2	Amended and Restated Credit Agreement dated as of September 30, 1997 between the Company and North's Restaurants, Inc. (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
10.7	Form of Credit Agreement with Stacey's Buffet, Inc.*
10.8	Form of Contribution Agreement among CKE Restaurants, Inc., Summit Family Restaurants Inc. and the Company*
10.9	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and Taco Bueno Restaurants, Inc. (formerly known as Casa Bonita Incorporated)*
10.11	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and JB's Restaurants, Inc.*
10.12	License Agreement with CKE Restaurants, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.13	Settlement Agreement with HomeTown Buffet, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.14	Asset Purchase Agreement among Summit Family Restaurants Inc. and JB's Family Restaurants, Inc., dated February 10, 1998 (incorporated by reference to the Company's filing on Form 8-K on March 9, 1998)
10.15	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company's filing on Form 10-K on September 28, 1998)
10.16	Credit Agreement with FleetBoston Financial Corporation dated October 23, 1998 (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential treatment under Rule 24b-2 of the Exchange Act.) (incorporated by reference to the Company's filing on Form 10-Q on December 17, 1998)
21.1	List of Subsidiaries*
23.1	Consent of Grant Thornton LLP
23.2	Consent of KPMG LLP
99.1	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

**
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

E-1