Form 10-Q
period 2003-05-19
STAR BUFFET INC
filed 2003-07-03
CIK 1043156

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 19, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 26, 2003, there were 2,950,000 shares of Common Stock, $.001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 19, 2003	January 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$688,000	$433,000
Current portion of notes receivable	244,000	193,000
Receivables, net of allowance	512,000	367,000
Inventories	590,000	619,000
Deferred income taxes, net	223,000	194,000
Prepaid expenses	405,000	279,000
Property held for sale	—	1,211,000

Total current assets	2,662,000	3,296,000

Property, buildings and equipment, net	27,426,000	27,091,000

Real property and equipment under capitalized leases, net	1,246,000	1,297,000

Other assets:
Notes receivable, net of current portion	2,694,000	2,695,000
Deposits and other	205,000	220,000

Total other assets	2,899,000	2,915,000

Deferred income taxes, net	379,000	713,000
Intangible assets:
Goodwill, less accumulated amortization	2,907,000	2,907,000
Other intangible assets, less accumulated amortization	1,016,000	1,086,000

Total intangible assets	3,923,000	3,993,000

Total assets	$38,535,000	$39,305,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

	May 19, 2003	January 27, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable—trade	$2,868,000	$4,045,000
Checks written in excess of cash in bank	—	1,306,000
Payroll and related taxes	1,570,000	1,494,000
Sales and property taxes	1,044,000	1,047,000
Rent, licenses and other	981,000	1,260,000
Income taxes payable	60,000	—
Current maturities of long-term debt	5,755,000	4,862,000
Current maturities of obligations under capital leases	93,000	98,000

Total current liabilities	12,371,000	14,112,000

Deferred rent payable	920,000	1,080,000
Capitalized lease obligations, net of current maturities	1,718,000	1,751,000
Long-term debt, net of current maturities	2,758,000	2,423,000

Total liabilities	17,767,000	19,366,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(1,330,000)	(1,330,000)
Retained earnings	5,744,000	4,915,000

Total stockholders' equity	20,768,000	19,939,000

Total liabilities and stockholders' equity	$38,535,000	$39,305,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Total revenues	$22,437,000	$25,192,000
Costs and expenses
Food costs	7,528,000	8,960,000
Labor costs	7,479,000	8,386,000
Occupancy and other expenses	4,407,000	5,115,000
General and administrative expenses	823,000	1,083,000
Depreciation and amortization	1,024,000	1,053,000
Impairment of long-lived assets	180,000	—

Total costs and expenses	21,441,000	24,597,000

Income from operations	996,000	595,000
Interest expense	(222,000)	(228,000)
Interest income	69,000	73,000
Gain from legal settlement	400,000	—
Other income	27,000	—

Income before income taxes and cumulative effect of a change in accounting principle	1,270,000	440,000
Income taxes	441,000	152,000

Income before cumulative effect of a change in accounting principle	829,000	288,000
Cumulative effect of a change in accounting principle—net of taxes	—	(560,000)

Net income (loss)	$829,000	$(272,000)

Income per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.28	$0.10
Cumulative effect of a change in accounting principle—net of taxes	—	(0.19)

Net income (loss) per common share—basic and diluted	$0.28	$(0.09)

Weighted average shares outstanding—basic and diluted	2,950,000	2,950,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Cash flows from operating activities:
Net income (loss)	$829,000	$(272,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	560,000
Depreciation and amortization	1,024,000	1,053,000
Amortization of loan cost	38,000	38,000
Impairment of long-lived assets	180,000	—
Deferred income taxes	305,000	—
Change in operating assets and liabilities:
Receivables	(145,000)	114,000
Inventories	29,000	(65,000)
Prepaid expenses	(126,000)	(304,000)
Deposits and other	15,000	—
Deferred rent payable	(160,000)	60,000
Accounts payable-trade	(1,177,000)	941,000
Income taxes payable	60,000	137,000
Other accrued liabilities	(212,000)	(68,000)

Total adjustments	(169,000)	2,466,000

Net cash provided by operating activities	660,000	2,194,000
Cash flows from investing activities:
Payments made on notes receivable	42,000	54,000
Acquisition of property, buildings and equipment	(1,491,000)	(245,000)
Proceeds from sale of property, buildings and equipment	1,160,000	—

Net cash used in investing activities	(289,000)	(191,000)
Cash flows from financing activities:
Reduction in checks written in excess of cash in bank	(1,306,000)	—
Payments on long term debt	(1,722,000)	(7,521,000)
Proceeds from issuance of long-term debt	2,950,000	5,800,000
Capitalized loan costs	—	(13,000)
Principal payment on capitalized lease obligations	(38,000)	(31,000)

Net cash used in financing activities	(116,000)	(1,765,000)

Net increase in cash and cash equivalents	255,000	238,000
Cash and cash equivalents at beginning of period	433,000	727,000

Cash and cash equivalents at end of period	$688,000	$965,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$72,000	$137,000

Income taxes	$29,000	$15,000

Non cash investing and financing activities:
Reclassification of property held for sale to property, buildings and equipment	$52,000	$—
Exchange of property, buildings and equipment for notes receivable	$100,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2003. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation. The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

        The operating results for the 16-week period ended May 19, 2003 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, nine JB's Restaurants, six JJ North's Country Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants, one JJ North's Family Restaurant and one North's Star Buffet restaurant and the fixed charges for seven restaurants closed for the entire quarter. During the quarter ended May 19, 2003, four operating stores were permanently closed. Two non-operating stores were also permanently closed during the quarter. Five non-operating stores continue to be closed at the end of the first quarter of fiscal 2004 for repositioning. During the second quarter of fiscal 2004, an additional restaurant was closed resulting from a dispute with a landlord. The Company does not expect to incur any expenses as a result of this restaurant closure.

        The operating results for the 16-week period ended May 20, 2002 include operations for each of the Company's sixteen franchised HomeTown Buffet restaurants, ten JB's Restaurants, seven JJ North's Country Buffet restaurants, seven BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant and the fixed charges for four restaurants closed for the entire quarter. Five restaurants were closed at the end of the first quarter of fiscal 2003 for remodeling and repositioning. During the second quarter of fiscal 2003, an additional restaurant was closed for remodeling and repositioning.

        The following is a summary of the Company's restaurant properties as of May 19, 2003. The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes five JJ North's Country Buffet restaurants and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, four BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included four non-operating properties. The JB's Restaurants segment includes the Company's eight JB's Restaurants. This segment also included one non-operating property.

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	2	—	1	5	3	11
Leased	14	2	5	7	6	34

        As of May 19, 2003, the Company's restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	12	—	12
Idaho	—	—	2	—	—	2
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	6	12	9	45

        As of May 19, 2003, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1

Total	—	—	—	4	1	5

        Three of the non-operating restaurants in Florida are leased to third parties.

        The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

Note (B) Related Party Transactions

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company has agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with FleetBoston Bank. The current rate is approximately 3.75% for the first quarter of fiscal 2004. At the end of the first quarter ended May 19, 2003, the loans totaled $1,330,000 ($1,330,000 at January 27, 2003).

Note (C) Segment and Related Reporting

        The Company has five reporting segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are aggregated based on brand similarities of operating segments.

        The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes six JJ North's Country Buffet restaurants and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, four BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment also includes the Company's nine JB's Restaurants and one JJ North's Family Restaurant.

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

16 Weeks Ended May 19, 2003	HomeTown Buffet	Casa Bonita	North's Star(1)	Florida Buffet(2)	JB's(3)	Other	Total
	(Dollars in Thousands)
Revenues	$11,201	$2,705	$2,091	$3,824	$2,616	$—	$22,437
Interest income	—	—	—	—	—	69	69
Interest expense	(62)	—	—	—	—	(160)	(222)
Depreciation & amortization	457	72	139	225	121	10	1,024
Impairment of long-lived assets	—	—	166	14	—	—	180
Income (loss) before income taxes	1,074	472	(350)	197	84	(207)	1,270
Total assets	13,525	1,575	6,279	11,330	4,956	870	38,535
16 Weeks Ended May 20, 2002
Revenues	$11,855	$3,019	$2,578	$4,511	$3,229	$—	$25,192
Interest income	—	—	—	—	—	73	73
Interest expense	(65)	—	—	(10)	(1)	(152)	(228)
Depreciation & amortization	507	79	84	294	78	11	1,053
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	689	512	(222)	92	192	(823)	440
Cumulative effect of a change in accounting principle—net of taxes	—	—	(367)	(124)	(69)	—	(560)
Total assets	13,421	2,000	7,449	15,294	5,102	312	43,578

(1)
Included in the reportable segment for the quarter ended May 19, 2003 is one location closed for the entire quarter and one location opened for 12 weeks during the quarter. These locations represent $273,000 and $0 of net book value of equipment and leasehold improvements included in total assets, respectively, and incurred $45,000 in depreciation and amortization expense. The location opened for 12 weeks had revenues of $138,000 and had $166,000 in impairment of long-lived assets.

(2)
Included in the reportable segment for the quarter ended May 19, 2003 are five locations closed for the entire quarter and one location opened for two weeks during the quarter. These six locations incurred $78,000 of depreciation and amortization in the quarter ended May 19, 2003. These locations also have a net book value of equipment of $1,607,000, buildings of $2,388,000 and land of $2,126,000 included in total assets at May 19, 2003. The location that was opened for two weeks had $16,000 of revenue and $14,000 in impairment of long-lived assets. Included in the reportable segment for the quarter ended May 20, 2002 are four locations closed for the entire quarter and one closed during the quarter. These five locations contributed revenues of $67,000, and incurred $96,000 of depreciation and amortization in the quarter ended May 20, 2002. These locations also have a net book value of equipment of $1,972,000, buildings of $3,558,000 and land of $2,801,000 included in total assets at May 20, 2002.

(3)
Included in the reportable segment for the quarter ended May 19, 2003 is one location closed for the entire quarter and two closed locations were operated for one and five weeks, respectively, during the quarter. These locations represent $59,000 and $547,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $40,000 in depreciation and amortization expense. The two locations closed during the quarter had revenues of $69,000.

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

        In calculating net income per common share, the net income and the weighted-average number of common shares outstanding were the same for both the basic and diluted calculation. Outstanding options not included in the computation of diluted net income per share for the 16-week periods ended May 19, 2003, and May 20, 2002, were 733,000 and 735,000, respectively, due to the market price of the underlying stock being less than the exercise price.

Note (E) Goodwill

        Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company's statements of operations for the year ended January 27, 2003.

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

Note (F) Contingencies

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which resulted in a gain to the Company of $400,000 in the form of a reduction to the Company's accounts payable-trade in the first quarter of fiscal 2004.

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

        This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Form 10-K, for the fiscal year ended January 27, 2003, and other filings with the Securities and Exchange Commission.

        Consolidated net income for the 16-week period ended May 19, 2003 increased $1,101,000 to $829,000 or $0.28 per share on a diluted basis as compared with net loss of $272,000 for the comparable prior year period. The increase in net income is primarily due to a $560,000 charge for the cumulative effect of change in accounting principle-net of taxes in the first quarter of last year and a $400,000 gain in the form of a reduction in the Company's accounts payable-trade due to a legal settlement with Alliant in the first quarter of this year. The first quarter this year included impairment charges of $180,000 primarily related to closing one restaurant in the first quarter. The increase in net income also included significant increased improvements in food costs, occupancy and other expenses and general and administrative expenses as a percentage of sales in the current quarter as compared to the same period in the prior year. The decrease in food costs was primarily due to the successful transition to new food suppliers after a former food supplier cancelled a food contract with the Company in the first quarter of last year. Management also believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas. The decline in sales significantly impacts net income (loss) because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

        The results of operations for the 16-week period ended May 20, 2002 have been restated due to a cumulative change in accounting principle as reported in the Company's January 27, 2003 year-end Form 10-K.

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

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the 16 weeks ended May 19, 2003 and May 20, 2002.

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Total revenues	100.0%	100.0%

Costs and expenses
Food costs	33.5	35.6
Labor costs	33.3	33.3
Occupancy and other expenses	19.6	20.3
General and administrative expenses	3.7	4.3
Depreciation and amortization	4.6	4.2
Impairment of long-lived assets	0.8	—

Total costs and expenses	95.5	97.7

Income from operations	4.5	2.3
Interest expense	(1.0)	(0.9)
Interest income	0.3	0.3
Gain from legal settlement	1.8	—
Other income	0.1	—

Income before income taxes and cumulative effect of a change in accounting principle	5.7	1.7
Income taxes	2.0	0.6

Income before cumulative effect of a change in accounting principle	3.7	1.1
Cumulative effect of a change in accounting principle—net of taxes	—	(2.2)

Net income (loss)	3.7%	(1.1)%

Effective income tax rate	34.7%	34.5%

        Total revenues decreased $2,755,000 or 10.9% from $25.2 million in the 16 weeks ended May 20, 2002 to $22.4 million in the 16 weeks ended May 19, 2003. The decrease in revenues was primarily attributable to declines in comparable same store sales. Management believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas.

        Food costs as a percentage of total revenues decreased from 35.6% during the 16-week period ended May 20, 2002 to 33.5% during the 16-week period ended May 19, 2003. The decrease as a percentage of total revenues was primarily attributable to the successful transition to new food suppliers after a former food supplier cancelled a food contract with the Company in the first quarter of last year.

        Labor costs as a percentage of total revenues remained at 33.3% during the 16-week periods ended May 20, 2002 and May 19, 2003 even though revenues declined. The total labor dollars actually decreased by $907,000.

        Occupancy and other expenses as a percentage of total revenues decreased from 20.3% during the 16-week period ended May 20, 2002 to 19.6% during the 16-week period ended May 19, 2003. The decrease as a percentage of total revenues was primarily attributable to the termination of one lease and the purchase of a leased property in the first quarter of this year.

        General and administrative expense as a percentage of total revenues decreased from 4.3% during the 16-week period ended May 20, 2002 to 3.7% during the 16-week period ended May 19, 2003. This was primarily a result of lower legal expenses.

        Depreciation and amortization as a percentage of total revenues increased from 4.2% during the 16-week period ended May 20, 2002 to 4.6% during the 16-week period ended May 19, 2003. The increase as a percentage of total revenues was primarily attributable to a decrease in revenues even though actual expense decreased by $29,000.

        Interest expense as a percentage of total revenues increased from 0.9% during the 16-week period ended May 20, 2002 to 1.0% during the 16-week period ended May 19, 2003. The increase as a percentage of total revenues was primarily attributable to a decline in revenues while the interest expense remained relatively constant.

        Interest income decreased from $73,000 for the 16-week period ended May 20, 2002 to $69,000 for the 16-week period ended May 19, 2003. The interest income was generated by the Company's cash and outstanding notes receivable balances.

Impact of Inflation

        The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the federal minimum wage has resulted in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food costs. The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, it could do so in a short period of time.

Liquidity and Capital Resources

        The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

        As of May 19, 2003, the Company had $688,000 in cash. Cash and cash equivalents increased by $255,000 during the 16 weeks ended May 19, 2003. Total cash provided by operations was approximately $660,000. The Company used approximately $1,491,000 on capital improvements and property acquisitions. Total debt increased by approximately $1.2 million in the first quarter of fiscal 2004, net of repayments.

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

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The financing agreement had an average interest rate of approximately 3.75% for the quarters ending May 19, 2003 and May 20, 2002. Principal payments under the Term Loan Facility due in quarterly installments began November 1999 and were scheduled to continue until the final maturity in October 2003. However, the Company paid the Term Loan Facility in full on May 17, 2002. Borrowings under the Revolving Credit Facility are used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. The Revolving Credit Facility balance was $5,500,000 and $5,000,000 on May 19, 2003 and June 26, 2003, respectively. The Company has $100,000 in letters of credit against the Revolving Credit Facility leaving $1,900,000 available for borrowing on June 26, 2003.

        Negotiations are in process to replace the existing Revolving Credit Facility. Alternatively, the Company may also seek long term financing of real estate properties and/or the disposition of excess properties to pay the revolving credit facilities. One property was sold in April 2003 for $1,250,000 with approximately $90,000 of closing costs.

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

        Property, Buildings and Equipment

        Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building improvements	15 - 20
Furniture, fixtures and equipment	5 - 8

        Leasehold improvements are amortized over the lesser of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty.

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

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 reported in the first quarter of fiscal 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Our principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $5,000,000 remained outstanding as of June 26, 2003. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging approximately 3.75% in the first quarter of fiscal 2004). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $50,000 in annual pre-tax earnings. The estimated reduction is based upon the current outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at June 26, 2003. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's chief executive officer and its principal accounting officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Changes in Internal Controls and Procedures

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which resulted in a gain to the Company of $400,000 in the form of a reduction to the Company's accounts payable-trade in the first quarter of fiscal 2004.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350, as adopted)
99.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350, as adopted)
  (b)
  Current Reports on Form 8-K:

          A Current Report on Form 8-K dated April 29, 2003 was filed to report the Company's press release announcing its financial results for the fiscal year ended January 27, 2003.

          There were no other items to be reported under Part II of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES
July 3, 2003	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer
July 3, 2003	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer

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

STAR BUFFET, INC. AND SUBSIDIARIES
July 3, 2003	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton President and Chief Executive Officer

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

STAR BUFFET, INC. AND SUBSIDIARIES
July 3, 2003	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer

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