Form 10-Q
period 2003-08-11
STAR BUFFET INC
filed 2003-09-25
CIK 1043156

Use these links to rapidly review the document
STAR BUFFET, INC. AND SUBSIDIARIES INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 11, 2003
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 18, 2003, there were 2,950,000 shares of Common Stock, $.001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of August 11, 2003 (unaudited) and January 27, 2003
Unaudited Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended August 11, 2003 and August 12, 2002
Unaudited Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended August 11, 2003 and August 12, 2002
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 11, 2003	January 27, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,044,000	$433,000
Current portion of notes receivable	279,000	193,000
Receivables, net of allowance	475,000	367,000
Inventories	570,000	619,000
Deferred income taxes, net	220,000	194,000
Prepaid expenses	649,000	279,000
Property held for sale	—	1,211,000

Total current assets	3,237,000	3,296,000

Property, buildings and equipment, net	26,815,000	27,091,000

Real property and equipment under capitalized leases, net	1,215,000	1,297,000

Other assets:
Notes receivable, net of current portion	2,637,000	2,695,000
Deposits and other	183,000	220,000

Total other assets	2,820,000	2,915,000

Deferred income taxes, net	212,000	713,000
Intangible assets:
Goodwill, less accumulated amortization	2,907,000	2,907,000
Other intangible assets, less accumulated amortization	966,000	1,086,000

Total intangible assets	3,873,000	3,993,000

Total assets	$38,172,000	$39,305,000

(Continued)
The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	August 11, 2003	January 27, 2003
	(Unaudited)
Current liabilities:
Accounts payable—trade	$3,712,000	$4,045,000
Checks written in excess of cash in bank	—	1,306,000
Payroll and related taxes	1,484,000	1,494,000
Sales and property taxes	1,286,000	1,047,000
Rent, licenses and other	870,000	1,260,000
Income taxes payable	123,000	—
Current maturities of long-term debt	4,055,000	4,862,000
Current maturities of obligations under capital leases	92,000	98,000

Total current liabilities	11,622,000	14,112,000

Deferred rent payable	912,000	1,080,000
Capitalized lease obligations, net of current maturities	1,699,000	1,751,000
Long-term debt, net of current maturities	2,702,000	2,423,000

Total liabilities	16,935,000	19,366,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(1,330,000)	(1,330,000)
Retained earnings	6,213,000	4,915,000

Total stockholders' equity	21,237,000	19,939,000

Total liabilities and stockholders' equity	$38,172,000	$39,305,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002
Total revenues	$16,259,000	$17,960,000	$38,696,000	$43,152,000
Costs and expenses
Food costs	5,451,000	6,196,000	12,978,000	15,156,000
Labor costs	5,496,000	6,165,000	12,976,000	14,551,000
Occupancy and other expenses	3,301,000	3,832,000	7,708,000	8,946,000
General and administrative expenses	511,000	834,000	1,334,000	1,917,000
Depreciation and amortization	708,000	771,000	1,732,000	1,824,000
Impairment of long-lived assets	—	1,040,000	180,000	1,040,000

Total costs and expenses	15,467,000	18,838,000	36,908,000	43,434,000

Income (loss) from operations	792,000	(878,000)	1,788,000	(282,000)
Interest expense	(166,000)	(161,000)	(388,000)	(389,000)
Interest income	48,000	63,000	117,000	136,000
Gain from legal settlement	—	—	400,000	—
Other income	39,000	—	66,000	—

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	713,000	(976,000)	1,983,000	(535,000)
Income taxes (benefit)	244,000	(358,000)	685,000	(206,000)

Income (loss) before cumulative effect of a change in accounting principle	469,000	(618,000)	1,298,000	(329,000)
Cumulative effect of a change in accounting principle—net of taxes	—	—	—	(560,000)

Net income (loss)	$469,000	$(618,000)	$1,298,000	$(889,000)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.16	$(0.21)	$0.44	$(0.11)
Cumulative effect of a change in accounting principle—net of taxes	—	—	—	$(0.19)

Net income (loss) per common share—basic and diluted	$0.16	$(0.21)	$0.44	$(0.30)

Weighted average shares outstanding—basic and diluted	2,950,000	2,950,000	2,950,000	2,950,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-eight Weeks Ended
	August 11, 2003	August 12, 2002
Cash flows from operating activities:
Net income (loss)	$1,298,000	$(889,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	560,000
Depreciation and amortization	1,732,000	1,824,000
Amortization of loan cost	67,000	67,000
Impairment of long-lived assets	180,000	1,040,000
Deferred income taxes	475,000	(271,000)
Change in operating assets and liabilities:
Receivables	(108,000)	(119,000)
Inventories	49,000	34,000
Prepaid expenses	(370,000)	(468,000)
Deposits and other	37,000	(37,000)
Deferred rent payable	(168,000)	80,000
Accounts payable—trade	(333,000)	1,209,000
Income taxes payable	123,000	50,000
Other accrued liabilities	(167,000)	89,000

Total adjustments	1,517,000	4,058,000

Net cash provided by operating activities	2,815,000	3,169,000
Cash flows used in investing activities:
Payments received on notes receivable	64,000	185,000
Acquisition of property, buildings and equipment	(1,535,000)	(436,000)
Proceeds from sale of property, buildings and equipment	1,159,000	—

Net cash used in investing activities	(312,000)	(251,000)
Cash flows from financing activities:
Reduction in checks written in excess of cash in bank	(1,306,000)	—
Payments on long term debt	(3,478,000)	(9,241,000)
Proceeds from issuance of long-term debt	2,950,000	6,525,000
Capitalized loan costs	—	(13,000)
Principal payment on capital leases	(58,000)	(55,000)

Net cash used in financing activities	(1,892,000)	(2,784,000)

Net increase in cash and cash equivalents	611,000	134,000
Cash and cash equivalents at beginning of period	433,000	727,000

Cash and cash equivalents at end of period	$1,044,000	$861,000

(Continued)
The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Twenty-eight Weeks Ended
	August 11, 2003	August 12, 2002
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$328,000	$346,000

Income taxes	$51,000	$15,000

Non cash investing and financing activities:
Reclassification of property held for sale to property, buildings and equipment	$52,000	$—
Exchange of property, buildings and equipment for notes receivable	$100,000	$—

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

        The following is a summary of the Company's restaurant properties as of August 11, 2003. The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes five JJ North's Country Buffet restaurants and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included four non-operating properties. The JB's Restaurants segment includes the Company's eight JB's Restaurants. This segment also included one non-operating property.

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	2	—	1	4	3	10
Leased	14	2	5	7	6	34

        As of August 11, 2003, the Company's restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	11	—	11
Idaho	—	—	2	—	—	2
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	6	11	9	44

        As of August 11, 2003, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1

Total	—	—	—	4	1	5

        Three of the non-operating restaurants in Florida are leased to third parties.

        The operating results for the 12-week period ended August 11, 2003 included operations shown in the tables above and the fixed charges for seven restaurants closed for the entire quarter. During the quarter ended August 11, 2003, one operating store was closed resulting from a dispute with a landlord. The Company does not expect to incur any expenses as a result of this restaurant closure. Two non-operating stores continue to be closed at the end of the second quarter of fiscal 2004 for repositioning. Three closed restaurant have been leased.

        The following is a summary of the Company's restaurant properties as of August 12, 2002. The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes seven JJ North's Country Buffet restaurants, one of which is non-operating, and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, five BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included five non-operating properties. The JB's Restaurants segment includes the Company's ten JB's Restaurants and one JJ North's Family Restaurant.

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	1	—	1	5	3	10
Leased	15	2	7	9	8	41

        As of August 12, 2002, the Company's restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	14	—	14
Idaho	—	—	3	—	—	3
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	1	—	6	10
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	8	14	11	51

        As of August 12, 2002, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	5	—	5
Utah	—	—	1	—	—	1

Total	—	—	1	5	—	6

        One of the non-operating restaurants in Florida was leased to a third party and one was under contract to be sold and was reported as property held for sale.

        The operating results for the 12-week period ended August 12, 2002 include operations shown in the tables above and the fixed charges for five restaurants closed for the entire quarter. One property was acquired and opened during the quarter. One restaurant was closed and the lease terminated during the quarter. Four restaurants remain closed at the end of the second quarter of fiscal 2003 for remodeling and repositioning. One closed restaurant was leased and another one was under contract to be sold and was reported as property held for sale.

        The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

Note (B) Related Party Transaction

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock prior to the enactment of Sarbanes-Oxley Act of 2002. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with FleetBoston Bank. The current rate is approximately 3.6% for the second quarter of fiscal 2004. At August 11, 2003, the loans totaled $1,330,000 ($1,330,000 at January 27, 2003).

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

(Dollars in Thousands)

28 Weeks Ended August 11, 2003	HomeTown Buffet	Casa Bonita	North's Star(1)	Florida Buffet(2)	JB's(3)	Other	Total
Revenues	$18,806	$5,735	$3,434	$5,987	$4,734	$—	$38,696
Interest income	—	—	—	—	—	117	117
Interest expense	(108)	—	—	—	—	(280)	(388)
Deprecation & amortization	688	132	224	518	150	20	1,732
Impairment of long-lived assets	—	—	166	14	—	—	180
Income (loss) before income taxes	1,500	1,302	(535)	11	292	(587)	1,983
Total assets	13,393	1,629	6,184	10,926	4,946	1,094	38,172
28 Weeks Ended August 12, 2002
Revenues	$19,909	$6,135	$4,309	$6,977	$5,822	$—	$43,152
Interest income	—	—	—	—	—	136	136
Interest expense	(113)	—	—	(18)	(1)	(257)	(389)
Deprecation & amortization	859	131	143	519	153	19	1,824
Impairment of long-lived assets	—	—	300	740	—	—	1,040
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	782	1,349	(693)	(847)	308	(1,434)	(535)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(367)	(124)	(69)	—	(560)
Total assets	13,224	1,823	7,199	13,860	5,106	1,075	42,287

(1)
Included in the reportable segment for the 28 weeks ended August 11, 2003 is one location closed for the entire 28-week period and one location opened for 12 weeks during the first quarter. These locations represent $245,000 and $0 of net book value of equipment and leasehold improvements included in total assets, respectively, and incurred $69,000 in depreciation and amortization expense. The location opened for 12 weeks had revenues of $138,000 and had $166,000 in impairment of long-lived assets. Both location leases expired prior to August 11, 2003.

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

(2)
Included in the reportable segment for the 28 weeks ended August 11, 2003 are four locations closed for the entire 28 weeks, two locations closed during the first half of fiscal 2004. These six locations contributed revenues of $291,000, incurred $255,000 of depreciation and amortization, and represented $14,000 in impairment of long-lived assets. These closed locations comprised a net book value of equipment of $1,557,000, buildings of $2,346,000 and land of $2,126,000 included in total assets.

  Included in the reportable segment for the 28 weeks ended August 12, 2002 are four locations closed for the entire 28 weeks and two locations closed during the first half of fiscal 2003. These six locations contributed revenues of $381,000, incurred $208,000 of depreciation and amortization, and represented $453,000 of the $740,000 in impairment of long-lived assets. These closed locations comprised a net book value of equipment of $1,576,000, buildings of $2,565,000 and land of $2,126,000 included in total assets and $1,211,000 included in property held for sale.

(3)
Included in the reportable segment for the 28 weeks ended August 11, 2003 is one location closed for the entire 28-week period and two closed locations were operated for one and five weeks, respectively, during the quarter. These locations represent $56,000 and $545,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $21,000 in depreciation and amortization expense. The two locations closed during the first half of fiscal 2004 had revenues of $69,000.

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

        In calculating net income (loss) per common share, the net income (loss) and the weighted-average number of common shares outstanding were the same for both the basic and diluted calculation. The computation of diluted net income per share for the 12 week and 28 week periods ended August 11, 2003, does not include 732,000 in outstanding options due to the market price of the underlying stock being less than the exercise price. The computation of diluted net (loss) per share for the 12 week and 28 week periods ended August 12, 2002, does not include 735,000 in outstanding options as they would be anti-dilutive for the loss periods.

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

Note (F) Inventories

        Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (G) Properties, Buildings and Equipment and Real Property Under Capitalized Leases

        The property and equipment includes the following land, equipment and buildings and leaseholds currently in non-operating units.

	Asset	Current Year Depreciation Expense	Depreciation Accumulated
Land	$2,354,000	$—	$—
Equipment	2,055,000	161,000	951,000
Buildings and leaseholds	3,680,000	51,000	789,000

	$8,089,000	$212,000	$1,740,000

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

        Consolidated net income for the 12-week period ended August 11, 2003 increased $1,087,000 to $469,000 or $0.16 per share on a diluted basis as compared with net loss of $618,000 for the comparable prior year period. Consolidated net income for the 28-week period ended August 11, 2003 increased $2,187,000 to $1,298,000 or $0.44 per share on a diluted basis as compared with net loss of $889,000 for the comparable prior year period. The increase in net income is primarily due to a $560,000 charge for the cumulative effect of change in accounting principle-net of taxes in the first quarter of last year and a $400,000 gain in the form of a reduction in the Company's accounts payable-trade due to a legal settlement with Alliant in the first quarter of this year. The first quarter of this year included impairment charges of $180,000 primarily related to closing one restaurant in the first quarter compared to $1,040,000 during the second quarter last year related to store closures. The increase in net income also included significant increased improvements in food costs, occupancy and other expenses and general and administrative expenses as a percentage of sales in the current quarter as compared to the same period in the prior year. The decrease in food costs was primarily due to the successful transition to new food suppliers after a former food supplier cancelled a food contract with the Company in the first quarter of last year. Management also believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas. The decline in sales significantly impacts net income (loss) because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expenses include major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

        The results of operations for the 12 and 28-week periods ended August 12, 2002 have been restated due to a cumulative change in accounting principle as reported in the Company's January 27, 2003 year-end Form 10-K.

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

        Depreciation and amortization include depreciation on assets for closed stores that management is evaluating for future remodeling and repositioning.

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 11, 2003 and August 12, 2002.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	33.5	34.5	33.5	35.1
Labor costs	33.8	34.3	33.5	33.7
Occupancy and other expenses	20.3	21.3	19.9	20.7
General and administrative expenses	3.2	4.7	3.5	4.5
Depreciation and amortization	4.3	4.3	4.5	4.2
Impairment of long-lived assets	—	5.8	0.5	2.4

Total costs and expenses	95.1	104.9	95.4	100.6

Income (loss) from operations	4.9	(4.9)	4.6	(0.6)
Interest expense	(1.0)	(0.9)	(1.0)	(0.9)
Interest income	0.3	0.4	0.3	0.3
Gain from legal settlement	—	—	1.0	—
Other income	0.2	—	0.2	—

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	4.4	(5.4)	5.1	(1.2)
Income taxes (benefit)	1.5	(2.0)	1.8	(0.4)

Income (loss) before cumulative effect of a change in accounting principle	2.9	(3.4)	3.3	(0.8)
Cumulative effect of a change in accounting principle—net of taxes	—	—	—	(1.3)

Net income (loss)	2.9%	(3.4)%	3.3%	(2.1)%

Effective income tax rate	34.2%	36.7%	34.5%	38.5%

        Total revenues decreased $1,701,000 or 9.5% from $18.0 million in the 12 weeks ended August 12, 2002 to $16.3 million in the 12 weeks ended August 11, 2003. Total revenues decreased $4.5 million or 10.3% from $43.2 million in the 28 weeks ended August 12, 2002 to $38.7 million in the 28 weeks ended August 11, 2003. The decrease in revenues was primarily attributable to declines in comparable same store sales. Management believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas.

        Food costs as a percentage of total revenues decreased from 34.5% during the 12-week period ended August 12, 2002 to 33.5% during the 12 weeks ended August 11, 2003, and from 35.1% during the 28-week period ended August 12, 2002 to 33.5% during the 28 weeks ended August 11, 2003. The decrease as a percentage of total revenues was primarily attributable to the successful transition to new food suppliers after a former food supplier cancelled a food contract with the Company in the first quarter of fiscal 2003.

        Labor costs as a percentage of total revenues decreased from 34.3% during the 12-week period ended August 12, 2002 to 33.8% during the 12-week period ended August 11, 2003 and actual costs decreased by $669,000. Labor costs as a percentage of total revenues decreased from 33.7% during the 28-week period ended August 12, 2002 to 33.5% during the 28-week period ended August 11, 2003 and actual labor costs declined by $1,575,000. The decrease in labor dollars and as a percentage of revenue resulted from the elimination of labor inefficiencies from the now closed locations.

        Occupancy and other expenses as a percentage of total revenues decreased from 21.3% during the 12-week period ended August 12, 2002 to 20.3% during the 12-week period ended August 11, 2003. Occupancy and other expenses as a percentage of total revenues decreased from 20.7% during the 28-week period ended August 12, 2002 to 19.9% during the 28-week period ended August 11, 2003. The decrease as a percentage of total revenues was primarily attributable to the termination of one lease and the purchase of a leased property in the first quarter of this year.

        General and administrative costs as a percentage of revenues decreased from 4.7% during the 12-week period ended August 12, 2002 to 3.2% during the 12-week period ended August 11, 2003. General and administrative costs as a percentage of revenues decreased from 4.5% during the 28-week period ended August 12, 2002 to 3.5% during the 28-week period ended August 11, 2003. The decrease was primarily attributable to lower field overhead expenses of $50,000, lower corporate insurance costs of $152,000 and lower corporate legal expenses of $90,000 for the 12-week period ended August 11, 2003 as compared to the same period of the prior year. The decrease was primarily attributable to lower field overhead expenses of $94,000, lower corporate insurance costs of $241,000 and lower corporate legal expenses of $255,000 for the 28-week period ended August 11, 2003 as compared to the same period of the prior year.

        Depreciation and amortization as a percentage of total revenues remained approximately the same as a percentage of revenues during the 12-week period ended August 12, 2002 and August 11, 2003. Depreciation and amortization as a percentage of total revenues increased from 4.2% during the 28-week period ended August 12, 2002 to 4.5% during the 28-week period ended August 11, 2003. The increase is primarily attributable to decreased revenues.

        Impairment of long-lived assets as a percentage of total revenues was 5.8% for the 12 weeks ended August 12, 2002. There was no similar charge in the 12 weeks ended August 11, 2003. Impairment of long-lived assets as a percentage of total revenues decreased from 2.4% during the 28-week period ended August 12, 2002 to 0.5% during the 28-week period ended August 11, 2003. The impairment in fiscal 2003 was a result of the lease termination of one restaurant in Florida, the pending sale of one owned restaurant, and one leased restaurant where projected undiscounted cash flow is less than the net book value of assets. The impairment also included consideration for one leased JJ North's Country Buffet for leasehold improvements and projected shortfalls in rental income should the Company decide to sub-lease the facility. The impairment in fiscal 2004 was a result of the closure of one JJ North's Country Buffet in the first quarter.

        Interest expense as a percentage of total revenues increased from 0.9% during the 12-week period ended August 12, 2002 to 1.0% during the 12-week period ended August 11, 2003, and from 0.9% during the 28-week period ended August 12, 2002 to 1.0% during the 28-week period ended August 11, 2003. The increase as a percentage of total revenues was primarily attributable to a decline in revenues while the interest expense remained relatively constant.

        Interest income decreased from $63,000 for the 12-week period ended August 12, 2002 to $48,000 for the 12-week period ended August 11, 2003. Interest income decreased from $136,000 for the 28-week period ended August 12, 2002 to $117,000 for the 28-week period ended August 11, 2003 relative to the decrease in interest rates and the decline in the note receivable balance. The interest income was generated by the Company's cash and outstanding notes receivable balances.

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

        As of August 11, 2003, the Company had $1,044,000 cash and cash equivalents for an increase of $611,000 during the 28 weeks ended August 11, 2003. Total cash provided by operations was approximately $2.8 million. The Company used approximately $1,535,000 on capital improvements and a net amount of approximately $530,000 to extinguish long term debt.

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

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by Fleet Boston Financial Corporation. The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan Facility refinanced existing indebtedness and provided capital for the repurchase of Star Buffet common stock and acquisitions. The financing agreement had an average interest rate of approximately 3.6% and 3.4% for the 12 weeks ending August 11, 2003 and August 12, 2002, respectively. Principal payments under the Term Loan Facility due in quarterly installments began November 1999 and were scheduled to continue until the final maturity in October 2003. However, the Company paid the Term Loan Facility in full on May 17, 2002. Borrowings under the Revolving Credit Facility are used for the Company's new unit development and working capital needs. All outstanding amounts under the Revolving Credit Facility will become due in October 2003. In September 2003, the Company agreed to reduce the Revolving Credit Facility to $3,550,000. The Revolving Credit Facility balance was $3,800,000 and $3,500,000 on August 11, 2003 and September 18, 2003, respectively. The Company has $50,000 in letters of credit against the Revolving Credit Facility leaving $0 available for borrowing on September 18, 2003.

        Negotiations are in process to replace the existing Revolving Credit Facility. Alternatively, the Company may also seek long term financing of real estate properties and/or the disposition of non-operating properties to pay the revolving credit facilities.

        The Company believes that available cash and cash flow from operations will be sufficient to satisfy its working capital, and capital expenditure requirements. If the Company requires additional funds to support its working capital requirements or for other purposes, it may seek to raise such additional funds through debt financing and/or public or private equity or from other sources. There can be no assurance that additional financing will be available on acceptable terms or at all. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions of other events will not cause the Company to seek additional financing sooner than anticipated.

Critical Accounting Policies and Judgments

        The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company's consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 27, 2003. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

        Property, Buildings and Equipment and Real Property

        Property, buildings and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building improvements	15-20
Furniture, fixtures and equipment	5-8

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

        Impairment of Goodwill

        Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company's statement of operations for the year ended January 27, 2003.

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

        New Accounting Pronouncements

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS No. 150 will have a material impact on our net earnings, cash flows or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Our principal exposure to financial market risks is the impact that interest rate changes could have on our $20.0 million credit facility, of which $3,500,000 remained outstanding as of September 18, 2003. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging approximately 3.6% in the second quarter of fiscal 2004). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $35,000 in annual pre-tax earnings. The estimated reduction is based upon the current outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at September 18, 2003. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's chief executive officer and its principal accounting officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the quarterly period covered by this report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Changes in Internal Controls Over Financial Reporting

        There was no change in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders was held on June 27, 2003. Of the 2,950,000 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 2,627,142 common shares, representing 89.06% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following matters were voted upon at the stockholders' meeting:

        1.     Each of the six nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2004 or until their successors are elected and qualified:

	Number of Votes Cast
Name	For	Authority Withheld
Robert E. Wheaton	2,313,382	313,760
Jack M. Lloyd	2,601,082	26,060
Thomas G. Schadt	2,601,082	26,060
Phillip "Buddy" Johnson	2,601,082	26,060
Craig B. Wheaton	2,320,682	306,460
B. Thomas M. Smith, Jr.	2,600,582	26,560

        2.     The ratification of the selection of Grant Thornton LLP as independent public accountants of the Company for the current fiscal year was approved by the following vote:

Votes Cast	Number of Shares
For	2,624,838
Against	1,304
Abstain	1,000
Broker Non-Votes	322,858

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Current Reports on Form 8-K:

      None.

      There were no other items to be reported under Part II of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES
September 25, 2003	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer
September 25, 2003	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer