Form 10-Q
period 2003-11-03
STAR BUFFET INC
filed 2003-12-15
CIK 1043156

Use these links to rapidly review the document
STAR BUFFET, INC. AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 3, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-6054

STAR BUFFET, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-1430786 (IRS Employer Identification Number)
420 Lawndale Drive, Salt Lake City, UT (Address of principal executive offices)	84115 (Zip Code)
(801) 463-5500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 9, 2003, there were 2,950,000 shares of Common Stock, $.001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3, 2003	January 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$274,000	$433,000
Current portion of notes receivable	344,000	193,000
Receivables, net of allowance	293,000	367,000
Inventories	547,000	619,000
Deferred income taxes, net	214,000	194,000
Prepaid expenses	574,000	279,000
Property held for sale	931,000	1,211,000

Total current assets	3,177,000	3,296,000

Property, buildings and equipment, net	25,337,000	27,091,000

Real property and equipment under capitalized leases, net	1,184,000	1,297,000

Other assets:
Notes receivable, net of current portion	2,610,000	2,695,000
Deposits and other	253,000	220,000

Total other assets	2,863,000	2,915,000
Deferred income taxes, net	11,000	713,000
Intangible assets:
Goodwill, less accumulated amortization	2,907,000	2,907,000
Other intangible assets, less accumulated amortization	935,000	1,086,000

Total intangible assets	3,842,000	3,993,000

Total assets	$36,414,000	$39,305,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	November 3, 2003	January 27, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable—trade	$3,480,000	$4,045,000
Checks written in excess of cash in bank	—	1,306,000
Payroll and related taxes	1,375,000	1,494,000
Sales and property taxes	1,385,000	1,047,000
Rent, licenses and other	876,000	1,260,000
Current maturities of long-term debt	2,661,000	4,862,000
Current maturities of obligations under capital leases	94,000	98,000

Total current liabilities	9,871,000	14,112,000

Deferred rent payable	904,000	1,080,000
Capitalized lease obligations, net of current maturities	1,677,000	1,751,000
Long-term debt, net of current maturities	2,629,000	2,423,000

Total liabilities	15,081,000	19,366,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(1,330,000)	(1,330,000)
Retained earnings	6,309,000	4,915,000

Total stockholders' equity	21,333,000	19,939,000

Total liabilities and stockholders' equity	$36,414,000	$39,305,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002
Total revenues	$14,378,000	$15,587,000	$53,073,000	$58,739,000
Costs and expenses
Food costs	4,816,000	5,226,000	17,794,000	20,382,000
Labor costs	4,943,000	5,607,000	17,919,000	20,158,000
Occupancy and other expenses	3,121,000	3,533,000	10,829,000	12,479,000
General and administrative expenses	645,000	881,000	1,978,000	2,798,000
Depreciation and amortization	702,000	787,000	2,434,000	2,611,000
Impairment of long-lived assets	—	—	180,000	1,040,000

Total costs and expenses	14,227,000	16,034,000	51,134,000	59,468,000

Income (loss) from operations	151,000	(447,000)	1,939,000	(729,000)
Other income (expense)
Interest expense	(155,000)	(186,000)	(543,000)	(575,000)
Interest income	50,000	50,000	168,000	186,000
Gain from legal settlement	—	—	400,000	—
Other income	99,000	—	165,000	—

Total other income (expense)	(6,000)	(136,000)	190,000	(389,000)

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	145,000	(583,000)	2,129,000	(1,118,000)
Income taxes (benefit)	50,000	(201,000)	735,000	(407,000)

Income (loss) before cumulative effect of a change in accounting principle	95,000	(382,000)	1,394,000	(711,000)
Cumulative effect of a change in accounting principle—net of taxes	—	—	—	(560,000)

Net income (loss)	$95,000	$(382,000)	$1,394,000	$(1,271,000)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.03	$(0.13)	$0.47	$(0.24)
Cumulative effect of a change in accounting principle—net of taxes	—	—	—	$(0.19)

Net income (loss) per common share—basic and diluted	$0.03	$(0.13)	$0.47	$(0.43)

Weighted average shares outstanding—basic and diluted	2,950,000	2,950,000	2,950,000	2,950,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Forty Weeks Ended
	November 3, 2003	November 4, 2002
Cash flows from operating activities:
Net income (loss)	$1,394,000	$(1,271,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	560,000
Depreciation and amortization	2,434,000	2,611,000
Amortization of loan cost	95,000	96,000
Impairment of long-lived assets	180,000	1,040,000
Deferred income taxes	682,000	(271,000)
Change in operating assets and liabilities:
Receivables	74,000	(67,000)
Inventories	72,000	60,000
Prepaid expenses	(295,000)	(461,000)
Deposits and other	(33,000)	(24,000)
Deferred rent payable	(176,000)	101,000
Accounts payable—trade	(565,000)	1,290,000
Income taxes payable	—	(306,000)
Other accrued liabilities	(171,000)	(36,000)

Total adjustments	2,297,000	4,593,000

Net cash provided by operating activities	3,691,000	3,322,000
Cash flows from investing activities:
Payments received on notes receivable	26,000	271,000
Acquisition of property, buildings and equipment	(1,637,000)	(578,000)
Proceeds from sale of property, buildings and equipment	1,159,000	—

Net cash used in investing activities	(452,000)	(307,000)
Cash flows from financing activities:
Reduction in checks written in excess of cash in bank	(1,306,000)	—
Payments on long-term debt	(7,344,000)	(10,150,000)
Proceeds from issuance of long-term debt	5,349,000	7,175,000
Capitalized loan costs	(19,000)	(13,000)
Principal payment on capital leases	(78,000)	(79,000)

Net cash used in financing activities	(3,398,000)	(3,067,000)

Net decrease in cash and cash equivalents	(159,000)	(52,000)
Cash and cash equivalents at beginning of period	433,000	727,000

Cash and cash equivalents at end of period	$274,000	$675,000

(Continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Forty Weeks Ended
	November 3, 2003	November 4, 2002
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$455,000	$499,000

Income taxes	$52,000	$170,000

Non cash investing and financing activities:
Reclassification of property held for sale to property, buildings and equipment	$52,000	$—
Exchange of property, buildings and equipment for notes receivable	$100,000	$—

During the forty weeks ended November 3, 2003, the Company reclassified net assets totaling $931,000 from property, buildings and equipment to net assets held for sale. The amount reclassified consisted of the following assets under contract for sale:

Land	$567,000
Building	364,000

Total	$931,000

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

        The following is a summary of the Company's restaurant properties as of November 3, 2003. The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes five JJ North's Country Buffet restaurants and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included four non-operating properties. The JB's Restaurants segment includes the Company's eight JB's Restaurants. This segment also included one non-operating property.

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	2	—	1	4	3	10
Leased	14	2	5	7	6	34

Total	16	2	6	11	9	44

        As of November 3, 2003, the Company's operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	7	—	7
Idaho	—	—	2	—	—	2
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	3	6
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	6	7	8	39

        As of November 3, 2003, the Company's non-operating restaurants, all of which are owned by the Company, are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1

Total	—	—	—	4	1	5

        The operating results for the 12-week period ended November 3, 2003 included operations shown in the tables above and the fixed charges for six restaurants closed for the entire quarter. During the forty weeks ended November 3, 2003, one operating store was closed resulting from a dispute with a landlord. The Company does not expect to incur any expenses as a result of this restaurant closure.

        As of November 3, 2003, the Company's closed units are as follows:

	Number of Closed Restaurants
Current Status	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Repositioning	—	—	—	—	1	1
Property held for sale	—	—	—	1	—	1
Leased	—	—	—	3	—	3

Total	—	—	—	4	1	5

        The following is a summary of the Company's restaurant properties as of November 4, 2002. The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes seven JJ North's Country Buffet restaurants, one of which is non-operating, and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, five BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included five non-operating properties. The JB's Restaurants segment includes the Company's ten JB's Restaurants and one JJ North's Family Restaurant, which closed during the quarter.

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	1	—	1	5	3	10
Leased	15	2	7	9	8	41

Total	16	2	8	14	11	51

        As of November 4, 2002, the Company's operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	9	—	9
Idaho	—	—	3	—	—	3
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	5	8
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	7	9	10	44

        As of November 4, 2002, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	5	—	5
Utah	—	—	1	—	1	2

Total	—	—	1	5	1	7

        The operating results for the 12-week period ended November 4, 2002 include operations shown in the tables above and the fixed charges for six restaurants closed for the entire quarter. One property was closed during the quarter.

        As of November 4, 2003, the Company's closed units are as follows:

	Number of Closed Restaurants
Current Status	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Repositioning	—	—	1	3	1	5
Property held for sale	—	—	—	1	—	1
Leased	—	—	—	1	—	1

Total	—	—	1	5	1	7

        The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

Note (B) Related Party Transaction

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock prior to the enactment of Sarbanes-Oxley Act of 2002. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with M&I Marshall & Ilsley Bank. The current rate is approximately 3.8% for the third quarter of fiscal 2004. At November 3, 2003, the loans totaled $1,330,000 ($1,330,000 at January 27, 2003).

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

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets presented in the consolidated balance sheets and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain corporate overhead income and expenses in the consolidated statements of operations are not included in the reportable segments.

40 Weeks Ended November 3, 2003	HomeTown Buffet	Casa Bonita	North's Star(1)	Florida Buffets(2)	JB's(3)	Other	Total
	(Dollars in Thousands)
Revenues	$26,004	$7,637	$4,750	$8,092	$6,590	$—	$53,073
Interest income	—	—	—	—	—	168	168
Interest expense	(155)	—	—	—	—	(388)	(543)
Depreciation and amortization	949	190	320	742	206	27	2,434
Impairment of long-lived assets	—	—	166	14	—	—	180
Income (loss) before income taxes	1,832	1,576	(704)	(13)	411	(973)	2,129
Total assets	12,917	1,567	6,116	10,813	4,916	85	36,414
40 Weeks Ended November 4, 2002
Revenues	$27,422	$8,035	$5,938	$9,252	$8,092	$—	$58,739
Interest income	—	—	—	—	—	186	186
Interest expense	(161)	—	—	(25)	(2)	(387)	(575)
Depreciation and amortization	1,195	190	282	687	230	27	2,611
Impairment of long-lived assets	—	—	300	740	—	—	1,040
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	991	1,572	(852)	(1,036)	292	(2,085)	(1,118)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(367)	(124)	(69)	—	(560)
Total assets	13,024	1,727	6,740	13,283	4,941	678	40,393

(1)
Included in the reportable segment for the 40 weeks ended November 3, 2003 is one location closed for the entire 40-week period and one location opened for 12 weeks during the first quarter. These locations represent $217,000 and $0 of net book value of equipment and leasehold improvements included in total assets, respectively, and incurred $97,000 in depreciation and amortization expense. The location opened for 12 weeks contributed revenues of $138,000 and incurred $166,000 in impairment of long-lived assets. Leases on both locations expired prior to August 11, 2003.

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

(2)
Included in the reportable segment for the 40 weeks ended November 3, 2003 are five locations closed for the entire 40 weeks and two locations closed during the first half of fiscal 2004. These seven locations contributed revenues of $291,000, incurred $365,000 of depreciation and amortization, and represented $14,000 in impairment of long-lived assets. These closed locations comprised a net book value of equipment of $1,470,000, buildings of $1,960,000 and land of $1,559,000 included in total assets and $931,000 included in property held for sale.

  Included in the reportable segment for the 40 weeks ended November 4, 2002 are four locations closed for the entire 40 weeks and two locations closed during the first half of fiscal 2003. These six locations contributed revenues of $381,000, incurred $277,000 of depreciation and amortization, and represented $453,000 of the $740,000 in impairment of long-lived assets. These closed locations comprised a net book value of equipment of $1,362,000, buildings of $2,540,000 and land of $2,126,000 included in total assets and $1,211,000 included in property held for sale.

(3)
Included in the reportable segment for the 40 weeks ended November 3, 2003 is one location closed for the entire 40-week period and two closed locations that were operated for one and five weeks, respectively, during the first quarter. These locations represent $51,000 and $542,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $30,000 in depreciation and amortization expense. One location closed for the entire 40-week period had land value of $228,000. The two locations closed during the first half of fiscal 2004 had revenues of $69,000.

  Included in the reportable segment for the 40 weeks ended November 4, 2002 is one location opened during the second quarter. This location contributed revenues of $172,000 and incurred $1,000 of depreciation and amortization. This location has $19,000 of net book value of equipment and leasehold improvements included in total assets, at November 4, 2002. Also included in the reportable segment for the 40 weeks ended November 4, 2002 is one location closed during the second quarter. This location contributed revenues of $342,000 and incurred $33,000 of depreciation and amortization. This location had a net book value of equipment of $66,000, buildings of $832,000 and land of $228,000 included in total assets, at November 4, 2002.

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

        In calculating net income (loss) per common share, the net income (loss) and the weighted-average number of common shares outstanding were the same for both the basic and diluted calculation. The computation of diluted net income per share for the 12 week and 40 week periods ended November 3, 2003, does not include 732,000 in outstanding options due to the market price of the underlying stock being less than the exercise price. The computation of diluted net (loss) per share for the 12 week and 40 week periods ended November 4, 2002, does not include 735,000 in outstanding options as they would be anti-dilutive for the loss periods.

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

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 reported in the first quarter of fiscal 2003. SFAS 142 also requires goodwill and indefinite life intangible assets to be tested for impairment on an annual basis.

Note (F) Inventories

        Inventories consist of food, beverage, gift shop items and certain limited restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (G) Properties, Buildings and Equipment and Real Property Under Capitalized Leases

        The property and equipment includes the following land, equipment and buildings and leaseholds currently in non-operating units at November 3, 2003:

	Asset	Current Year Depreciation Expense	Accumulated Depreciation
Land	$1,787,000	$—	$—
Equipment	1,350,000	150,000	645,000
Buildings and leaseholds	3,282,000	71,000	781,000

	$6,419,000	$221,000	$1,426,000

Note (H) Contingencies

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

        Consolidated net income for the 12-week period ended November 3, 2003 increased $477,000 to $95,000 or $0.03 per share on a diluted basis as compared with net loss of $382,000 or ($0.13) per share for the comparable prior year period. Consolidated net income for the 40-week period ended November 3, 2003 increased $2,665,000 to $1,394,000 or $0.47 per share on a diluted basis as compared with a net loss of $1,271,000 or ($0.43) per share for the comparable prior year period. The increase in net income for the 40-week period ended November 3, 2003 is primarily due to a $560,000 charge for the cumulative effect of change in accounting principle-net of taxes in the first quarter of last year and a $400,000 gain in the form of a reduction in the Company's accounts payable-trade due to a legal settlement with Alliant in the first quarter of this year. The first quarter of this year included impairment charges of $180,000 primarily related to closing one restaurant in the first quarter compared to $1,040,000 during the second quarter last year related to store closures. The increase in net income also included significant increased improvements in food costs, occupancy and other expenses and general and administrative expenses as a percentage of revenues in the current quarter as compared to the same period in the prior year. The decrease in food costs was primarily due to the successful transition to new food suppliers after a former food supplier cancelled a food contract with the Company in the first quarter of last year. Management also believes the same store revenue decrease is primarily due to the slower economy and increased competition in certain areas. The decline in revenues significantly impacts net income (loss) because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant revenue volume. Occupancy and other expenses include major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

        The results of operations for the 12 and 40-week periods ended November 4, 2002 have been restated due to a cumulative change in accounting principle as reported in the Company's January 27, 2003 year-end Form 10-K.

Components of Income (Loss) from Operations

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

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 3, 2003 and November 4, 2002, respectively.

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	33.5	33.5	33.5	34.7
Labor costs	34.4	36.0	33.8	34.3
Occupancy and other expenses	21.7	22.7	20.4	21.2
General and administrative expenses	4.5	5.7	3.7	4.8
Depreciation and amortization	4.9	5.0	4.6	4.4
Impairment of long-lived assets	—	—	0.3	1.8

Total costs and expenses	99.0	102.9	96.3	101.2

Income (loss) from operations	1.0	(2.9)	3.7	(1.2)
Other income (expense)
Interest expense	(1.1)	(1.2)	(1.0)	(1.0)
Interest income	0.4	0.3	0.3	0.3
Gain from legal settlement	—	—	0.7	—
Other income	0.7	—	0.3	—

Total other income (expense)	—	(0.9)	0.3	(0.7)

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	1.0	(3.8)	4.0	(1.9)
Income taxes (benefit)	0.3	(1.3)	1.4	(0.7)

Income (loss) before cumulative effect of a change in accounting principle	0.7	(2.5)	2.6	(1.2)
Cumulative effect of a change in accounting principle—net of taxes	—	—	—	(1.0)

Net income (loss)	0.7%	(2.5)%	2.6%	(2.2)%

Effective income tax rate	34.5%	34.5%	34.5%	36.4%

        Total revenues decreased $1.2 million or 7.8% from $15.6 million in the 12 weeks ended November 4, 2002 to $14.4 million in the 12 weeks ended November 3, 2003. Total revenues decreased $5.6 million or 9.6% from $58.7 million in the 40 weeks ended November 4, 2002 to $53.1 million in the 40 weeks ended November 3, 2003. The decrease in revenues was primarily attributable to declines in comparable same store sales. Management believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas.

        Food costs as a percentage of total revenues remained at 33.5% during the 12-week periods ended November 4, 2002 and November 3, 2003, and decreased from 34.7% during the 40-week period ended November 4, 2002 to 33.5% during the 40 weeks ended November 3, 2003. The decrease as a percentage of total revenues was primarily attributable to the successful transition to new food suppliers after a former food supplier cancelled a food contract with the Company in the first quarter of fiscal 2003. Food cost remained the same in the 12-week period ended November 3, 2003 compared to the same period of the prior year due to improvements in food contracts compared to last year offset by higher beef and dairy prices in the third quarter this year compared to last year.

        Labor costs as a percentage of total revenues decreased from 36.0% during the 12-week period ended November 4, 2002 to 34.4% during the 12-week period ended November 3, 2003 and actual costs decreased by $664,000. Labor costs as a percentage of total revenues decreased from 34.3% during the 40-week period ended November 4, 2002 to 33.8% during the 40-week period ended November 3, 2003 and actual labor costs declined by $2,239,000. The decrease in labor dollars and as a percentage of revenue resulted from the elimination of labor inefficiencies from the now closed locations.

        Occupancy and other expenses as a percentage of total revenues decreased from 22.7% during the 12-week period ended November 4, 2002 to 21.7% during the 12-week period ended November 3, 2003. Occupancy and other expenses as a percentage of total revenues decreased from 21.2% during the 40-week period ended November 4, 2002 to 20.4% during the 40-week period ended November 3, 2003. The decrease as a percentage of total revenues was primarily attributable to the termination of one lease and the purchase of a leased property in the first quarter of this year.

        General and administrative expenses as a percentage of revenues decreased from 5.7% during the 12-week period ended November 4, 2002 to 4.5% during the 12-week period ended November 3, 2003. General and administrative costs as a percentage of revenues decreased from 4.8% during the 40-week period ended November 4, 2002 to 3.7% during the 40-week period ended November 3, 2003. The decrease was primarily attributable to lower field overhead expenses of $126,000 and lower corporate insurance costs of $105,000 for the 12-week period ended November 3, 2003 as compared to the same period of the prior year. The decrease for the 40-week period ended November 3, 2003 was primarily attributable to lower field overhead expenses of $220,000, lower corporate insurance costs of $346,000 and lower corporate legal expenses of $248,000 as compared to the same period of the prior year.

        Depreciation and amortization as a percentage of total revenues remained approximately the same as a percentage of revenues during the 12-week period ended November 4, 2002 and November 3, 2003. Depreciation and amortization as a percentage of total revenues increased from 4.4% during the 40-week period ended November 4, 2002 to 4.6% during the 40-week period ended November 3, 2003. The increase is primarily attributable to decreased revenues and the purchase of a leased property in the first quarter of this year.

        Impairment of long-lived assets as a percentage of total revenues decreased from 1.8% during the 40-week period ended November 4, 2002 to 0.3% during the 40-week period ended November 3, 2003. The impairment in fiscal 2003 was a result of the lease termination of one restaurant in Florida, the pending sale of one owned restaurant, and one leased restaurant where projected undiscounted cash flow is less than the net book value of assets. The impairment also included consideration for one leased JJ North's Country Buffet for leasehold improvements and projected shortfalls in rental income should the Company decide to sub-lease the facility. The impairment in fiscal 2004 was a result of the closure of one JJ North's Country Buffet in the first quarter.

        Interest expense as a percentage of total revenues decreased from 1.2% during the 12-week period ended November 4, 2002 to 1.1% during the 12-week period ended November 3, 2003, and remained at 1.0% during the 40-week periods ended November 4, 2002 and November 3, 2003. The decrease as a percentage of total revenues was primarily attributable to lower debt balances.

        Interest income remained at $50,000 for the 12-week periods ended November 4, 2002 and November 3, 2003. Interest income decreased from $186,000 for the 40-week period ended November 4, 2002 to $168,000 for the 40-week period ended November 3, 2003 relative to the decrease in interest rates and the decline in the note receivable balance. The interest income was generated by the Company's cash and outstanding notes receivable balances.

        Other income is rental income from the Company's leased properties. For the 12- and 40-week periods ended November 3, 2003, rental income was $99,000 and $165,000, respectively. There was no similar income for the comparable periods of the prior year.

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

        As of November 3, 2003, the Company had $274,000 cash and cash equivalents for a decrease of $159,000 during the 40 weeks ended November 3, 2003. Net cash provided by operations was approximately $3.7 million. The Company used approximately $1.6 million on capital improvements and a net amount of approximately $2.0 million to extinguish long-term debt.

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

        On October 28, 2003, the Company entered into a $3.0 million 1-year Revolving Credit Facility with M&I Marshall & Ilsley Bank (the "M&I Revolving Credit Facility"). The M&I Revolving Credit Facility refinanced a revolving credit facility the Company previously had with FleetBoston Financial Corporation and provides working capital for the Company. The M&I Revolving Credit Facility interest rate is LIBOR plus two percent per annum. The unsecured Revolving Credit Facility requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, maintain certain fixed charged coverage ratios, and to meet other financial covenants. All outstanding amounts under the Revolving Credit Facility become due October 31, 2004. The M&I Revolving Credit Facility balance was $2,399,200 and $2,649,200 on November 3, 2003 and December 9, 2003, respectively. The M&I Revolving Credit Facility had $350,800 available for borrowing on December 9, 2003.

        The Company believes that available cash and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Further, the Company believes that it will spend less than $3 million a year on capital expenditures for the next few years. The Company believes that the combination of capital spending and an acquisition strategy that is not projected to require significant amounts of capital suggests that the Company may generate operating cash flow in excess of expected needs. In such event, the Company plans to consider the return of some capital to its stockholders through a stock repurchase program or a cash dividend or both.

Critical Accounting Policies and Judgments

        The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company's consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 27, 2003. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results of operations and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 reported in the first quarter of fiscal 2003. SFAS 142 also requires goodwill and indefinite life intangible assets to be tested for impairment on an annual basis.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS No. 150 will have a material impact on our net income, cash flows or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Our principal exposure to financial market risks is the impact that interest rate changes could have on our $3.0 million credit facility, of which $2,649,000 remained outstanding as of December 9, 2003. Borrowings under our credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging approximately 3.8% in the third quarter of fiscal 2004). As of October 28, 2003, the credit facility will bear interest rate at LIBOR plus two percent per annum. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $26,490 in annual pre-tax earnings. The estimated reduction is based upon the current outstanding balance of our credit facility and assumes no change in the volume, index or composition of debt at December 9, 2003. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's chief executive officer and its principal accounting officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in the rules under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are effective for the purposes for which they were designed.

Changes in Internal Control Over Financial Reporting

        The Company's chief executive officer and its principal accounting officer, in the course of evaluating the Company's disclosure controls and procedures, did not identify any change in the Company's internal control over financial reporting (as defined in the rules under the Securities Exchange Act of 1934) that occurred during the most recent quarterly period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit
10.1	Revolving Credit Facility with M&I Marshall &Ilsley Bank dated October 28, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Current Reports on Form 8-K:

        None.

        There were no other items to be reported under Part II of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES
December 15, 2003	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer
December 15, 2003	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer