Form 10-K
period 2004-01-26
STAR BUFFET INC
filed 2004-04-23
CIK 1043156

Use these links to rapidly review the document
STAR BUFFET, INC., AND SUBSIDIARIES Index to Annual Report on Form 10-K For the Fiscal Year Ended January 26, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 26, 2004
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

(Title of Each Class):
Common Stock
$.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐ No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of August 11, 2003, was $4,658,000.

        The number of shares outstanding of the registrant's common stock was 2,950,000 shares as of April 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 26, 2004, are incorporated by reference into Part III of this Form 10-K.

        The Exhibit Index is contained in Part IV herein on Page E-1.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 26, 2004

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

PART I

Item 1. Business

Overview

        Star Buffet, Inc., a Delaware corporation ("Star" and collectively with its subsidiaries, the "Company"), is engaged in the restaurant industry. As of January 26, 2004, the Company owned and operated 16 franchised HomeTown Buffet restaurants, nine JB's Restaurants, nine BuddyFreddys restaurants, five JJ North's Country Buffet restaurants, two Holiday House restaurants, two Mexican-themed restaurants operated under the Casa Bonita name and one North's Star Buffet restaurant. As of January 26, 2004, one of the nine JB's restaurants was closed for remodeling and repositioning. Additionally, four of the nine BuddyFreddys restaurants were closed and three of those closed restaurants have been leased to third-party operators and the net assets of the other closed restaurant is reported as property held for sale. The Company's restaurants are located in nine western states, Oklahoma and Florida and are focused upon providing customers with a wide variety of fresh, high quality food at moderate prices.

Recent Developments

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa, Case No. CVZ002-005195, alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which resulted in a gain of $400,000 in the first quarter of fiscal 2004.

        On February 20, 2004, the Board of Directors approved the Company's first annual dividend of $0.25 per common share and a special dividend of $0.25 per common share. Both are payable on June 1, 2004 to shareholders of record on May 7, 2004.

        On March 2, 2004, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under a Settlement Agreement dated January 26, 2001 ("Star Buffet Promissory Note") in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note.

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

Segment And Related Reporting

        The Company has five reporting segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes five JJ North's Country Buffet restaurants and one North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffet Division also includes four non-operating units. The JB's Restaurants segment includes the Company's eight JB's Restaurants. This segment also includes one non-operating JB's Restaurant. In addition, segment reporting results include 19 and 2 weeks for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2004. Results for 2004 also include 12 weeks of operations for one JJ North's Country Buffet restaurant and 5 weeks of operations for one JB's Restaurant. (See Item 15, Financial Statements, Note 7.)

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

        Concept and Menu.    HomeTown Buffet restaurants are located both in shopping "strip centers" and as freestanding restaurants. HTB's typical restaurant format is approximately 10,200 square feet with seating for approximately 375 customers. The restaurant design is based upon standardized construction plans, with modifications made for each particular site. The restaurants offer fixed price lunch, dinner and breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. The average check price is approximately $6.20 per person. The restaurants offer reduced prices to children under age 12 and to senior citizens.

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

        The Company focuses on three primary target audiences in its advertising and promotional programs for its Casa Bonita restaurants: (1) local customers, (2) tourists and (3) groups and parties. The Company markets over a broad regional territory to attract tourists by placing advertisements in tourist and special event guides and by otherwise promoting each Casa Bonita restaurant as a major destination attraction. With its large dining areas and private rooms, the Company also promotes Casa Bonita as an ideal setting for banquets, private parties and other group events. The average check for the Casa Bonita restaurant in Denver, Colorado is approximately $11.10 per person. The average check for the Casa Bonita restaurant in Tulsa, Oklahoma is approximately $9.60 per person.

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

  North's Star Division

        General.    The North's Star Division consists of five JJ North's Country Buffet restaurants and one North's Star Buffet restaurant. The Company's five JJ North's Country Buffet restaurants are located in Idaho (2), Washington (2) and Oregon (1). The restaurants are approximately 6,500 to 9,000 square feet and seat approximately 210 to 320 customers. The Company's North's Star Buffet restaurant is located in Arizona.

        Concept and Menu.    The JJ North's Country Buffet restaurants and the North's Star Buffet restaurant offer fixed price lunch, dinner and weekend breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. Prices are approximately $5.59 for lunch and approximately $7.99 for dinner, and may vary depending on restaurant location. The average check for JJ North's Country Buffet is approximately $6.50 per person. The average check in North's Star Buffet is approximately $6.00 per person. The restaurants offer reduced prices to children under age 12 and to senior citizens.

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

        Operations.    The five JJ North's Country Buffet restaurants and one North's Star Buffet are supervised by the President of the Company. Each JJ North's restaurant has a general manager and at least two assistant managers. Each restaurant employs between 25 and 50 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic.

  Florida Buffets Division

        General.    The Company, through several transactions, has acquired 11 properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (7), BuddyFreddys (2) and Holiday House (2). Four of the seven BuddyFreddys Country Buffet restaurants have been closed for repositioning. Three closed restaurants have been leased to third-party operators and the net assets of the other closed restaurant is property held for sale. BuddyFreddys restaurants average approximately 10,000 square feet with seating for approximately 350 guests. Holiday House restaurants average approximately 5,500 square feet with seating for approximately 170 guests.

        Concept and Menu.    The BuddyFreddys Country Buffet restaurants offer a buffet menu specializing in local dishes and southern-style cooking. Each location also offers a small gift shop selling a variety of BuddyFreddys apparel, snacks and specialty merchandise. The two BuddyFreddys differ from BuddyFreddys Country Buffets in that they offer a full a la carte menu in addition to the "all-you-can-eat" buffet. The two Holiday House restaurants also operate in a buffet format and specialize in offering the customer a wide variety of meat entrees including ham, roast beef, turkey and its signature leg of lamb. The average check price for BuddyFreddys and Holiday House is approximately $6.60 per person.

        Operations.    The Florida restaurants are supervised by a vice president of operations who reports directly to the Company's President. Each Florida restaurant has a general manager and at least two assistant managers. Each restaurant employs between 25 and 60 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic.

  JB's Restaurants Division

        General.    The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit"), operates nine JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. One of the nine JB's Restaurants was closed for repositioning at January 26, 2004. The restaurants are approximately 4,300 to 5,600 square feet and seat approximately 110 to 180 customers.

        In connection with the acquisition of certain JB's Restaurants in 1998 from JB's Family Restaurants, Inc., a subsidiary of CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location requiring among other items, the payment of royalty fees. After the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the annual renewable franchise agreement expired and the Company elected not to renew these franchise agreements. The Company entered into a License Agreement with the JB's Licensor for each JB's Restaurant in November 2002. The license agreement is being amortized as an intangible asset and allows the Company to use the JB's trademarks through August 31, 2012 with an option for an additional ten years.

        Concept and Menu.    JB's Restaurants offer a variety of breakfast, lunch and dinner selections at moderate prices. The breakfast menu features an "all-you-can-eat" breakfast buffet along with other traditional breakfast fare. The lunch and dinner menus have a variety of sandwiches as well as steak, chicken, pasta and seafood entrees. All JB's Restaurants offer an "all-you-can-eat" soup and salad bar during lunch and dinner. With the exception of the breakfast buffet and the "all-you-can-eat" soup and salad bar, all entrees are cooked to order and are served by a wait staff. The average check is approximately $6.20 per person.

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

Competition

        The Company competes on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience. The Company's competitors include a large and diverse group of restaurant chains and individually owned restaurants, including chains and individually owned restaurants that use a buffet format. The number of buffet restaurants with operations generally similar to the Company's has grown considerably in the last several years and the Company believes competition among buffet-style restaurants is increasing. As the Company and its principal competitors expand operations in various geographic areas, competition, including competition among buffet-style restaurants, can be expected to intensify. Such intensified competition could increase the Company's operating costs or adversely affect its revenues or operating margins. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company. In addition, the restaurant industry has few noneconomic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The Company's significant investment in, and long term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations.

Seasonality

        The Company's business is moderately seasonal in nature based on locations in the northern and southern states. For the majority of the Company's restaurants, the highest volume periods are in the first and second fiscal quarters and lowest volume periods typically occur during the third and fourth fiscal quarters.

Employees

        As of April 15, 2004, the Company employed approximately 2,085 persons, of whom approximately 1,970 were restaurant employees, and approximately 115 were restaurant management, supervisory and corporate personnel. Restaurant employees include both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

        The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
Robert E. Wheaton	52	Chief Executive Officer, President and Chairman
Ronald E. Dowdy	47	Group Controller, Treasurer and Secretary
Thomas G. Schadt	62	Director
Jack M. Lloyd	54	Director
Phillip "Buddy" Johnson	51	Director
Craig B. Wheaton	46	Director
B. Thomas M. Smith, Jr.	69	Director

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

        The audit committee is comprised of Jack M. Lloyd, Thomas G. Schadt and B. Thomas M. Smith, Jr., of which Jack M. Lloyd is the audit committee financial expert. All three members of the audit committee are "independent" as contemplated by Item 401(h)(iii) to Regulation S-K.

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

        A strategy of growth through acquisitions requires access to significant capital resources. If the Company determines to make a sizeable acquisition, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. At present, the Company has only limited availability under its credit facility which expires on October 31, 2004. There can be no assurance that this credit facility will be replaced or a new credit facility will be established to the Company for any such acquisition.

        From February 1998 to January 2001, the Company acquired 27 restaurants in seven states, including 15 restaurants in Florida. The Company has only acquired one new restaurant from January 2001 to January 2004. As a result of these acquisitions, the Company is complex and diverse, and the integration of the acquisitions has presented difficult challenges for the Company requiring increased management time and resources. In order to improve profitability, the Company needs to continue successfully integrating and streamlining restaurant functions. The difficulties of such integration have been increased by the necessity of coordinating geographically separate organizations. The integration of certain operations following the acquisitions required the dedication of management resources resulting in a temporary distraction from the day-to-day business of the Company. The Company continues to reduce costs and integrate functions. The failure to continue effectively integrating the operations of the Company or improving the results of operations of the acquired restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence Upon and Restrictions Resulting from Franchisors.    The Company operates its 16 HomeTown Buffet Restaurants through its wholly-owned subsidiary, HTB Restaurants, Inc., which is a party to a Franchise Agreement with the HomeTown Franchisor for each such restaurant.

        The performance of the Company's HomeTown Buffet restaurant operations is directly related to the success of the HomeTown Buffet restaurant system, including the management and financial condition of HomeTown as well as restaurants operated by HomeTown and their other franchisees. The inability of such restaurants to compete effectively could have a material adverse effect on the Company's operations. The success of the Company's HomeTown Buffet restaurants depends in part on the effectiveness of the HomeTown franchisor's marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has little or no control. For example, adverse publicity involving HomeTown restaurants operated by the franchisor or their other franchisees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Dependence Upon and Restrictions Resulting from Licensors.    The Company, through its subsidiary Summit, operates eight JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. In connection with the acquisition of certain JB's Restaurants in 1998 from JB's Family Restaurants, Inc., a subsidiary of CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location which required among other items, the payment of royalty fees. After the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the annual renewable franchise agreement expired and the Company elected not to renew these franchise agreements. The Company entered into a License Agreement with the JB's Licensor for each such restaurant in November 2002. The license agreement allows the Company to use the JB's trademarks through August 31, 2012 with an option for an additional ten years.

        The performance of the Company's JB's Restaurant operations is directly related to the success of the JB's Restaurant system, including the management and financial condition of the JB's Licensor as well as the number of restaurants operated by the JB's Licensor and their other licensees or franchisees. The inability of such restaurants to compete effectively could have a material adverse effect on the Company's operations as well as the number of restaurants. The success of the Company's JB's Restaurants depends in part on the effectiveness of the JB's Licensor's marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has little or no control. For example, adverse publicity involving JB's Restaurants operated by the licensor or their other licensees or franchisees could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's operations with respect to its JB's Restaurants are subject to certain restrictions imposed by policies and procedures of JB's currently in effect and which, from time to time, change. The licensor, JB's Family Restaurants, Inc. filed for bankruptcy on March 20, 2002. The licensor's bankruptcy has had no significant impact on the Company's restaurant operations.

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

        The Restaurant Industry is Highly Competitive.    The Company competes on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience. The Company's competitors include a large and diverse group of restaurant chains and individually owned restaurants, including chains and individually owned restaurants that use a buffet format. The number of buffet restaurants with operations generally similar to the Company's has grown considerably in the last several years and the Company believes competition among buffet-style restaurants is increasing. As the Company and its principal competitors expand operations in various geographic areas, competition, including competition among buffet-style restaurants, can be expected to intensify. Such intensified competition could increase the Company's operating costs or adversely affect its revenues or operating margins. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company. In addition, the restaurant industry has few noneconomic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The Company's significant investment in, and long term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations.

        The Restaurant Industry is Complex and Volatile.    Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service businesses such as the Company's can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses such as the Company's to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. The Company's profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor, employee benefits, including increases in hourly wage and unemployment tax rates and utility costs, increases in the number and locations of competing buffet-style restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's business, financial condition and results of operations in particular. Changes in economic conditions affecting the Company's guests could reduce traffic in some or all of the Company's restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will depend in part on the ability of the Company's management to anticipate, identify and respond to changing conditions. There can be no assurance that management will be successful in this regard. The impact and uncertainty created by the September 11, 2001 terrorist attack and the consequences of any future terrorist attacks, as well as other events affecting the national and world economies, may affect the Company's business.

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

        Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline. Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 15, 2004, 2,950,000 shares of common stock were outstanding and 731,000 shares were issuable upon exercise of outstanding options at exercise prices ranging from $5.00 to $12.00. The Company cannot predict the effect, if any, that sales of shares of the Company's common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company's common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

        Control by One Principal Stockholder.    Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 49% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 49% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. Sales of a substantial number of shares of our common stock by Mr. Wheaton in the public market could substantially reduce the prevailing market price of our common stock.

Item 2. Properties

        The Company's corporate headquarters are located in Salt Lake City, Utah, and other executive offices are located in Scottsdale, Arizona.

        The Company's restaurants are primarily freestanding locations. As of January 26, 2004 most of the Company's restaurant facilities were leased. The leases expire on dates ranging from 2004 to 2013 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments including periodic rent escalation terms in certain instances, and most call for additional rent based upon revenue volume. Most leases require the Company to maintain the property and pay taxes and other related expenses.

        The following is a summary of the Company's restaurant properties as of January 26, 2004:

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	2	—	1	5	3	11
Leased	14	2	5	6	6	33

        As of January 26, 2004, the Company's restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	11	—	11
Idaho	—	—	2	—	—	2
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	6	11	9	44

        As of January 26, 2004, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1

Total	—	—	—	4	1	5

        Three of the non-operating restaurants have been leased to third-party operators and the net assets of one closed restaurant is property held for sale.

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

        On November 25, 1998, the Company filed an action against North's in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (1) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (2) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term

Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to the Company pursuant to the Assignment Agreement dated September 30, 1997 between the Company and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's have agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000 and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note ("Star Buffet Promissory Note"). The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's have agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserve all rights, claims and defenses with respect to the extent and validity of such existing liens.

        On March 2, 2004, the Company filed an action against North's in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under a Settlement Agreement dated January 26, 2001 ("Star Buffet Promissory Note") in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note.

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which resulted in a gain of $400,000 in the first quarter of fiscal 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Market Information and Holders.    The Company's Common Stock is listed on the NASDAQ smallcap market under the symbol "STRZ". As of April 15, 2004, there were approximately 550 record holders of the Company's Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

	2004		2003
Fiscal Year
	High	Low	High	Low
First Quarter	$2.45	$1.71	$3.10	$2.40
Second Quarter	3.10	1.72	2.97	2.47
Third Quarter	4.40	2.49	2.97	2.12
Fourth Quarter	5.95	3.58	2.43	1.87

        Dividends.    On February 20, 2004, the Board of Directors approved the Company's first annual dividend of $0.25 per common share and a special dividend of $0.25 per common share. Both are payable on June 1, 2004 to stockholders of record on May 7, 2004.

  Equity Compensation Plan Information.

        The following table gives information about our shares of Common Stock that may be issued under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	731,000	$9.75	19,000
Equity compensation plans not approved by security holders	—	—	—

Total	731,000	$9.75	19,000

        The exercise price of the options granted and exercisable at January 26, 2004 is $5.00 for 235,000 options and $12.00 for 496,000 options.

Item 6. Selected Financial Data

        The following paragraphs sets forth selected consolidated financial data for our Company for the periods indicated. The selected consolidated financial data for each of the five fiscal years ended January 26, 2004, has been derived from our consolidated financial statements, which have been audited by (1) KPMG LLP, our former independent accountants, for each of the two fiscal years in the period ended January 29, 2001 (not included herein) (2) Grant Thornton LLP, our former independent accountants, for each of the two fiscal years in the period ended January 27, 2003 (included herein), and (3) Mayer Hoffman McCann P.C., our independent accountants, for the fiscal year ended January 26, 2004 (included herein).

        The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

        The operating results for the 52-week period ended January 26, 2004 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, eight JB's restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), five JJ North's Country Buffet restaurants, two Casa Bonita restaurants, two

Holiday House restaurants and one North's Star Buffet restaurant. In addition, operating results include 19 and 2 weeks for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2004. Results also include 12 weeks of operations for one JJ North's Country Buffet restaurant and 5 weeks of operations for one JB's Restaurant. Five restaurants were closed at the end of the 2004 fiscal year for repositioning. Three of the five closed restaurants have been leased to third-property operators and one closed restaurant is property held for sale. Additionally, another property was sold during fiscal 2004.

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

SELECTED FINANCIAL DATA
(In thousands except per share amounts and restaurant unit data)

	Fifty-Two Weeks Ended Jan. 26, 2004	Fifty-Two Weeks Ended Jan. 27, 2003	Fifty-Two Weeks Ended Jan. 28, 2002	Fifty-Two Weeks Ended Jan. 29, 2001	Fifty-Three Weeks Ended Jan. 31, 2000
Consolidated Statements of Operations Data:
Total revenues	$68,090	$74,798	$83,218	$94,039	$99,066
Costs and expenses:
Food costs	23,275	25,867	27,020	30,899	32,644
Labor costs	23,015	25,695	28,291	32,301	33,650
Occupancy and other expenses	13,960	15,918	17,319	18,984	20,597
General and administrative expenses	2,433	3,739	3,552	4,108	5,101
Depreciation and amortization	3,230	3,360	3,684	3,650	3,651
Impairment of long-lived assets	523	1,831	806	590	—

Total costs and expenses	66,436	76,410	80,672	90,532	95,643

Income (loss) from operations	1,654	(1,612)	2,546	3,507	3,423
Interest expense	(569)	(739)	(1,055)	(1,630)	(1,491)
Gain from legal settlement, net	400	—	—	—	—
Other income, net	319	272	289	52	213

Income (loss) before income taxes (benefit)	1,804	(2,079)	1,780	1,929	2,145
Income taxes (benefit)	638	(800)	270	759	667

Income (loss) before cumulative effect of a change in accounting principle	1,166	(1,279)	1,510	1,170	1,478
Cumulative effect of a change in accounting principle—net of tax benefit	—	(560)	—	—	—

Net income (loss)	$1,166	$(1,839)	$1,510	$1,170	$1,478

Income (loss) per common share before cumulative effect of a change in accounting principle—basic	$0.40	$(0.43)	$0.51	$0.40	$0.50
Income (loss) per common share before cumulative effect of a change in accounting principle—diluted	$0.37	$(0.43)	$0.51	$0.40	$0.50
Cumulative effect of a change in accounting principle—net of tax benefit	—	(0.19)	—	—	—

Net income (loss) per common share—basic	$0.40	$(0.62)	$0.51	$0.40	$0.50

Net income (loss) per common share—diluted	$0.37	$(0.62)	$0.51	$0.40	$0.50

Weighted average shares outstanding—basic	2,950	2,950	2,950	2,950	2,950
Weighted average shares outstanding—diluted	3,185	2,950	2,950	2,950	2,950
Balance sheet data:
Total assets	$35,784	$39,305	$43,972	$46,037	$49,000
Total debt and capital lease obligations including current portion	7,967	9,134	13,036	14,912	19,092
Stockholders' equity	$21,105	$19,939	$21,770	$20,677	$19,567
Other data:
Operating units (1)
HomeTown Buffet	16	16	16	16	16
Casa Bonita	2	2	2	2	2
North's Star	6	7	8	7	8
Florida Buffets	7	9	11	16	17
JB's Restaurants	8	10	10	10	11
Non-Operating	5	7	4	2	2

Total	44	51	51	53	56

(1)
At the end of the respective periods.

        Supplemental Quarterly Financial Data (Unaudited).    Quarterly financial results for the 52 weeks ended January 26, 2004, January 27, 2003, and January 28, 2002, are summarized below.

	For the 52 Weeks Ended January 26, 2004
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$22,437	$16,259	$14,378	$15,016	$68,090

Income (loss) from operations	996	792	151	(285)	1,654

Income (loss) before income taxes	1,270	713	145	(324)	1,804
Income taxes (benefit)	441	244	50	(97)	638

Net income (loss)	$829	$469	$95	$(227)	$1,166

Earnings (loss) per share:
Basic	$0.28	$0.16	$0.03	$(0.08)	$0.40
Diluted	$0.28	$0.16	$0.03	$(0.07)	$0.37

	For the 52 Weeks Ended January 27, 2003
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$25,192	$17,960	$15,587	$16,059	$74,798

Income (loss) from operations	595	(878)	(447)	(882)	(1,612)

Income (loss) before income taxes (benefit)	440	(976)	(583)	(960)	(2,079)
Income taxes (benefit)	152	(358)	(201)	(393)	(800)

Income (loss) before cumulative effect of a change in accounting principle	288	(618)	(382)	(567)	(1,279)
Cumulative effect of a change in accounting principle—net of tax benefit	(560)	—	—	—	(560)

Net income (loss)	$(272)	$(618)	$(382)	$(567)	$(1,839)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.10	$(0.21)	$(0.13)	$(0.19)	$(0.43)
Cumulative effect of a change in accounting principle—net of tax benefit	$(0.19)	$—	$—	$—	$(0.19)
Net income (loss) per common share—basic and diluted	$(0.09)	$(0.21)	$(0.13)	$(0.19)	$(0.62)

	For the 52 Weeks Ended January 28, 2002
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$28,685	$19,868	$17,246	$17,419	$83,218

Income (loss) from operations	1,726	1,212	(610)	218	2,546

Income (loss) before income taxes	1,419	1,034	(776)	103	1,780
Income taxes (benefit)	546	339	(334)	(281)	270

Net income (loss)	$873	$695	$(442)	$384	$1,510

Earnings (loss) per share:
Basic	$0.30	$0.23	$(0.15)	$0.13	$0.51
Diluted	$0.30	$0.23	$(0.15)	$0.13	$0.51

        Amounts indicated may not foot due to quarterly rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week periods ended January 26, 2004, January 27, 2003, and January 28, 2002 are based on the composition of restaurant operations as discussed in Item 6—Selected Financial Data.

        The implementation of the Company's acquisition and strategic alliance strategies, and the costs associated with integrating new, under performing or unprofitable restaurants, acquired or otherwise operated by the Company may affect the comparability of future periods and have a material adverse effect on the Company's results of operations.

        We conduct business in the buffet segment of the restaurant industry and the operating performance of our restaurants is directly and heavily influenced by the overall state of the national and local economies where our restaurants are located. When overall economic conditions negatively impact the financial performance of an individual restaurant, we periodically consider all the factors influencing that restaurant, such as operational efficiencies, local demographic changes, local construction activity, competition and other related factors. We then assess the prospect that we can improve both the short-term and long-term financial results, at least to a level sufficient to recover our investment in the leasehold improvements and equipment assets. There have been and likely will continue to be situations where we will make the decision that an asset is impaired and a write-down in required.

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the fifty-two weeks ended January 26, 2004 ("fiscal 2004"), January 27, 2003 ("fiscal 2003"), and January 28, 2002 ("fiscal 2002").

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food costs	34.2	34.6	32.4
Labor costs	33.8	34.4	34.0
Occupancy and other expenses	20.5	21.3	20.8
General and administrative expenses	3.6	5.0	4.3
Depreciation and amortization	4.7	4.5	4.4
Impairment of long-lived assets	0.8	2.4	1.0

Total costs and expenses	97.6	102.2	96.9

Income (loss) from operations	2.4	(2.2)	3.1
Interest expense	(0.8)	(1.0)	(1.3)
Gain from legal settlement	0.6	—	—
Other income, net	0.5	0.4	0.3

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	2.7	(2.8)	2.1
Income taxes (benefit)	1.0	(1.1)	0.3

Income (loss) before cumulative effect of a change in accounting principle	1.7	(1.7)	1.8
Cumulative effect of a change in accounting principle—net of tax benefit	—	(0.7)	—

Net income (loss)	1.7%	(2.4)%	1.8%

Comparison of Fiscal 2004 to Fiscal 2003

        Total revenues decreased $6.7 million or 9.0% from $74.8 million in fiscal 2003 to $68.1 million in fiscal 2004. The decrease was primarily attributable to lower same store sales due to the sluggish economic conditions and increased competition in certain areas in fiscal 2004 as compared to fiscal 2003.

        Food costs as a percent of total revenues decreased from 34.6% in fiscal 2003 to 34.2% in fiscal 2004. The decrease as a percentage of total revenues was primarily attributable to the successful transition to new food suppliers after a former food supplier cancelled a food contract with the Company in the first quarter of fiscal 2003. Additional improvements in food contracts compared to last year were offset by higher beef and dairy prices in the third and fourth quarters of fiscal 2004.

        Labor costs as a percent of total revenues decreased from 34.4% in fiscal 2003 to 33.8% in fiscal 2004. The decrease as a percentage of revenue resulted from the elimination of labor inefficiencies in locations that were closed.

        Occupancy and other expenses as a percent of total revenues decreased from 21.3% in fiscal 2003 to 20.5% in fiscal 2004. The decrease as a percentage of revenue is primarily attributable to the termination of seven leases resulting in a savings of approximately $439,000. The fixed portion of occupancy costs is primarily fixed costs for property leases and related common area maintenance and property taxes.

        General and administrative expenses as a percentage of total revenues decreased from 5.0% in fiscal 2003 to 3.6% in fiscal 2004. The decrease as a percentage of revenue is primarily attributable to lower field overhead expenses of $260,000, lower corporate insurance costs of $690,000 and lower corporate legal expenses of $198,000 as compared to the same period of the prior year. The lower field expense is primarily attributed to fewer field personnel and an increase in costs charged directly to the restaurants. Lower corporate insurance costs are attributed to a change to self-insurance for general liability coverage and a worker's compensation insurance refund. Lower corporate legal expenses are attributed to a reduction in legal activity.

        Depreciation and amortization as a percent of total revenues increased from 4.5% in fiscal 2003 to 4.7% in fiscal 2004. The increase as a percentage of revenue is primarily attributable to decreased revenues while depreciation and amortization expense remained relatively constant.

        Impairment of long-lived assets decreased from 2.4% in fiscal 2003 to 0.8% in fiscal 2004. The impairment in fiscal 2004 was a result of the lease termination of one restaurant in Idaho and two leased restaurants where projected undiscounted cash flow is less than the net book value of assets. The impairment in fiscal 2003 was a result of the lease termination of two restaurants in Florida, the pending sale of one owned restaurant and two leased restaurants where projected undiscounted cash flow is less than the net book value of assets. The impairment also included consideration for one leased JJ North's Country Buffet for leasehold improvements and projected shortfalls in rental income should the Company decide to sub-lease the facility. Also included in fiscal 2003 impairments are two JB's Restaurants in which the lease agreements were terminated subsequent to year-end and the write-down of one closed restaurant assets to fair market value.

        Interest expense as a percent of total revenues decreased from 1.0% in fiscal 2003 to 0.8% in fiscal 2004. The decrease is primarily attributable to lower interest rates decreasing from 3.5% in fiscal 2003 to 3.2% in fiscal 2004 on the Term Loan Facility and Revolving Credit Facility financed by Fleet National Bank as discussed in Note 4 of the notes to the consolidated financial statements and lower outstanding balances on those facilities.

        Income taxes increased to 35.4% of earnings before taxes in fiscal 2004 from a benefit of 38.5% of earnings before taxes in fiscal 2003 due to the loss for fiscal 2003.

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

        Interest expense as a percent of total revenues decreased from 1.3% in fiscal 2002 to 1.0% in fiscal 2003. The decrease is primarily attributable to lower interest rates decreasing from 5.8% in fiscal 2002 to 3.5% in fiscal 2003 on the Term Loan Facility and Revolving Credit Facility financed by Fleet National Bank as discussed in Note 4 of the notes to the consolidated financial statements and lower outstanding balances on those facilities.

        Income taxes decreased from 15.2% of earnings before taxes in fiscal 2002 to a benefit of 38.5% of earnings before taxes in fiscal 2003 due to the loss for fiscal 2003. The Company amended prior tax returns and received a credit for excess social security tax on tips exceeding minimum wage in fiscal 2002 resulting in a low rate for that year.

Liquidity and Capital Resources

        The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 26, 2004, the Company had $445,000 in cash, and as of January 27, 2003, the Company had $433,000 in cash and cash equivalents. During fiscal 2004, the Company used approximately $1.3 million to fund capital improvements to existing restaurants.

        Cash provided by operations was approximately $3.1 million for fiscal 2004 and approximately $3.7 million for fiscal 2003.

        The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost. Management estimates the cost of acquiring and converting one leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. The Company has some of this equipment available from stores closed in previous periods. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

        On October 28, 2003, the Company entered into a $3.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the "Revolving Line of Credit"). The Revolving Line of Credit refinanced a revolving credit facility the Company previously had with FleetBoston Financial Corporation and provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. The Company is currently in compliance with these covenants. All outstanding amounts under the Revolving Line of Credit become due October 31, 2004. The Company will seek to renew or replace the Revolving Line of Credit by October 2004. There can be no assurance the Revolving Line of Credit can be refinanced on acceptable terms or at all. The Revolving Line of Credit balance was $1,900,000 and $650,000 on January 26, 2004 and April 15, 2004, respectively. The Revolving Line of Credit had $2,350,000 available for borrowing on April 15, 2004.

        On February 1, 2001, the Company completed a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 26, 2004 and January 27, 2003 was $406,000 and $426,000, respectively.

        On October 9, 2001, the Company completed a $773,000 15 year first real estate mortgage with First National Bank of Wyoming. The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, maintain certain fixed charge coverage ratios and requires a minimum shareholder ownership percentage. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's JB's Restaurant in Laramie, Wyoming. The balance at January 26, 2004 and January 27, 2003 was $698,000 and $729,000, respectively.

        On May 2, 2002, the Company completed a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 26, 2004 and January 27, 2003 was $1,319,000 and $1,430,000, respectively.

        On March 7, 2003, the Company completed a $500,000 five year first real estate mortgage with Naisco Investments, L.C. The mortgage has monthly payments including interest of $9,901 and matures on March 15, 2008 with a fixed interest rate at 7%. The mortgage is secured by the Company's HomeTown Buffet restaurant in Layton, Utah. The balance at January 26, 2004 is $428,000.

        On December 19, 2003, the Company completed a $1,470,000 six year first real estate mortgage with Platinum Bank. The mortgage has monthly payments including interest of $12,678 through November 19, 2009 with a balloon payment of $475,000 due on December 19, 2009. The mortgage bears interest at a fixed rate of 6.25% for the first three years with interest for years four to six calculated at the three year Atlanta Federal Home Loan Bank advance rate for fixed rate credits plus 325 basis points with a floor of 6.0%. The mortgage is secured by the Company's BuddyFreddys restaurant in Plant City, Florida and a $500,000 personal guarantee of a shareholder. The balance at January 26, 2004 is $1,465,000.

        The Company believes that available cash and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Further, the Company believes that it will spend less than $3 million a year on capital expenditures for the next few years. The Company believes that the combination of capital spending and an acquisition strategy that is not projected to require significant amounts of capital suggests that the Company may generate operating cash flow in excess of expected needs. In such event, the Company plans to consider the return of some capital to its stockholders through a stock repurchase program or a cash dividend or both. There can be no assurance that cash and cash flow from operations will be sufficient to satisfy its working capital and capital requirements for the next 12 months or beyond.

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

Off-balance Sheet Arrangements

        As of January 26, 2004, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        The Company's contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt (1)	$4,316	$329	$733	$744	$2,510
Operating leases (2)	16,148	2,962	5,218	3,996	3,972
Capital leases (2)	2,884	288	607	628	1,361
Purchase commitments	—	—	—	—	—

Total contractual cash obligations	$23,348	$3,579	$6,558	$5,368	$7,843

(1)
See Note 4 to the consolidated financial statements for additional information.

(2)
See Note 5 to the consolidated financial statements for additional information.

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

        Impairment of Goodwill

        Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company's statements of operations for the years ended January 26, 2004 and January 27, 2003; whereas the Company's statements of operations for the year ended January 28, 2002 do contain charges for goodwill amortization expense.

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The

Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 reported in the first quarter of 2003. The Company evaluates goodwill for impairment each quarter.

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

        Insurance Programs

        The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. Differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets. Under the new standards, goodwill and indefinite life intangible assets are no longer amortized but will be subject to annual impairment tests. Finite life intangible assets such as franchise agreements will continue to be amortized over their useful lives. The provisions of SFAS 142 were required to be applied starting with fiscal years beginning after December 15, 2001.

        The Company adopted SFAS 142 effective January 29, 2002. As a result, the Company ceased amortization of goodwill and indefinite life intangible assets which increased income before income taxes by approximately $100,000 in fiscal 2003. Annual amortization expense related to goodwill was $106,000 for the 52 weeks ended January 28, 2002. During fiscal 2003, the Company performed the required transitional impairment tests of goodwill and indefinite life intangible assets as of January 29, 2002. The Company's impairment charge as a result of the transitional impairment test in fiscal 2003 was $849,000 before a tax benefit of $289,000.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not have any derivative instruments or hedging activities as of January 26, 2004.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity as of January 26, 2004.

        In December 2003, the FASB issued Statement No. 132 (revised 2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits," that requires additional financial statement disclosures for defined benefit plans. This revised standard requires more disclosure about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company does not have any pensions or other post retirement benefits.

        In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 replaces the earlier version of this interpretation issued in January 2003. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of FIN 46 to all other types of entities is required in financial statements for periods ending after March 15, 2004 with earlier application permitted if the original interpretation was previously adopted. The Company adopted the original interpretation and FIN 46 as of January 26, 2004 which did not have a material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's principal exposure to financial market risks is the impact that interest rate changes could have on its $3.0 million Revolving Line of Credit, of which $650,000 remained outstanding as of April 15, 2004. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 3.5% in fiscal 2004). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $6,500 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of the Company's line of credit and assumes no change in the volume, index or composition of debt at April 15, 2004. The balance outstanding on the Revolving Line of Credit at January 26, 2004 is $1,900,000. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Item 8. Financial Statements and Supplementary Data

        See the Index to Consolidated Financial Statements included at "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        In January 2004, pursuant to the recommendation and approval of the board of directors and the audit committee of the board, the Company dismissed Grant Thornton LLP as principal accountants and appointed Mayer Hoffman McCann P.C. as the Company's independent public auditors for the year ended January 26, 2004. Grant Thornton LLP was the Company's prior independent public audit firm. The reports of Grant Thornton LLP on the Company's financial statements for the years ended January 27, 2003 and January 28, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no reporting disagreements between the Company and Grant Thornton LLP on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure during the years covered by these reports or the interim periods through January 26, 2004. Prior to their engagement, we had not consulted with Mayer Hoffman McCann P.C. on either the application of accounting principles or the type of opinion Mayer Hoffman McCann P.C. might issue on our consolidated financial statements.

Item 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

        The Company's chief executive officer and its principal accounting officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in the rules under the Securities Exchange Act of 1934) as of the end of the annual period covered by this report on Form 10-K, have concluded that the Company's disclosure controls and procedures are effective and sufficient to ensure that the Company records, processes, summarizes and reports information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Act within the time period specified by the Security and Exchange Commission's rules and forms.

        Changes in Internal Control Over Financial Reporting

        The Company's chief executive officer and its principal accounting officer, in the course of evaluating the Company's disclosure controls and procedures, did not identify any change in the Company's internal control over financial reporting (as defined in the rules under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information concerning the current directors and executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

        The information pertaining to the Company's code of ethics is filed as an exhibit to this Annual Report on Form 10-K. The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Any such request shall be made in writing and addressed to the Company at its principal executive offices shown on the cover page to this Annual Report on Form 10-K, attention: Secretary.

        The information pertaining to compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

Item 11. Executive Compensation

        The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information pertaining to security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

Item 13. Certain Relationships and Related Transactions

        The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

Item 14. Principal Accountant Fees and Services

        The information with respect to principal accountant fees and services is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

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

A Current Report on Form 8-K dated February 20, 2004 was filed to report the Company's press release announcing that its Board of Directors declared the Company's initial annual dividend and also declared a special dividend. Both the annual and special dividends are payable on June 1, 2004 to stockholders of record on May 7, 2004.
A Current Report on Form 8-K dated January 28, 2004 was filed to report the Company's change in certifying accountant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR BUFFET, INC. (Registrant)
April 23, 2004	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chief Executive Officer and President (principal executive officer)
April 23, 2004	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer and Secretary (principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. WHEATON Robert E. Wheaton	Chief Executive Officer, President and Director	April 23, 2004
/s/ RONALD E. DOWDY Ronald E. Dowdy	Group Controller, Treasurer and Secretary	April 23, 2004
JACK M. LLOYD Jack M. Lloyd	Director
/s/ THOMAS G. SCHADT Thomas G. Schadt	Director	April 19, 2004
/s/ PHILLIP "BUDDY" JOHNSON Phillip "Buddy" Johnson	Director	April 19, 2004
/s/ CRAIG B. WHEATON Craig B. Wheaton	Director	April 19, 2004
/s/ B. THOMAS M. SMITH, JR. B. Thomas M. Smith, Jr.	Director	April 19, 2004

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

        Mayer Hoffman McCann P.C., independent certified public accountants, are retained to audit the Company's consolidated financial statements. Their report follows.

/s/ Robert E. Wheaton
Robert E. Wheaton, Chairman of the Board and Chief Executive Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Star Buffet, Inc.:

        We have audited the accompanying consolidated balance sheet of Star Buffet, Inc. and subsidiaries (a Delaware corporation) as of January 26, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the 52-week period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of January 27, 2003, and for each of the two 52 week periods in the period ended January 27, 2003, were audited by other auditors whose report dated March 31, 2003, expressed an unqualified opinion on those statements.

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

        In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Buffet, Inc. and subsidiaries as of January 26, 2004, and the consolidated results of their operations and their consolidated cash flows for the 52-week period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.
Salt Lake City, Utah April 16, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
Star Buffet, Inc.:

        We have audited the accompanying consolidated balance sheet of Star Buffet, Inc. and subsidiaries (a Delaware corporation) as of January 27, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the 52-week periods ended January 27, 2003 and January 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conduct our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Buffet, Inc. and subsidiaries as of January 27, 2003 and the consolidated results of their operations and their consolidated cash flows for each of the 52-week periods ended January 27, 2003 and January 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 29, 2002.

/s/ Grant Thornton LLP
Salt Lake City, Utah March 31, 2003

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 26, 2004	January 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$445,000	$433,000
Current portion of notes receivable	17,000	193,000
Receivables	377,000	367,000
Inventories	494,000	619,000
Deferred income taxes	162,000	194,000
Prepaid expenses	124,000	279,000
Property held for sale	931,000	1,211,000

Total current assets	2,550,000	3,296,000
Property, buildings and equipment, net	24,499,000	27,091,000
Real property and equipment under capitalized leases, net	1,153,000	1,297,000
Notes receivable, net of current portion	2,878,000	2,695,000
Deposits and other	276,000	220,000
Deferred income taxes, net	590,000	713,000
Goodwill	2,907,000	2,907,000
Other intangible assets, net	931,000	1,086,000

Total assets	$35,784,000	$39,305,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$2,798,000	$4,045,000
Checks written in excess of cash in bank	—	1,306,000
Payroll and related taxes	1,280,000	1,494,000
Sales and property taxes	806,000	1,047,000
Rent, licenses and other	475,000	1,260,000
Income taxes payable	356,000	—
Revolving line of credit	1,900,000	—
Current maturities of obligations under long-term debt	329,000	4,862,000
Current maturities of obligations under capital leases	96,000	98,000

Total current liabilities	8,040,000	14,112,000
Deferred rent payable	896,000	1,080,000
Other long-term liability	101,000	—
Capitalized lease obligations, net of current maturities	1,655,000	1,751,000
Long-term debt, net of current maturities	3,987,000	2,423,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's notes receivable	(1,330,000)	(1,330,000)
Retained earnings	6,081,000	4,915,000

Total stockholders' equity	21,105,000	19,939,000

Total liabilities and stockholders' equity	$35,784,000	$39,305,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
Total revenues	$68,090,000	$74,798,000	$83,218,000

Costs and expenses
Food costs	23,275,000	25,867,000	27,020,000
Labor costs	23,015,000	25,695,000	28,291,000
Occupancy and other expenses	13,960,000	15,918,000	17,319,000
General and administrative expenses	2,433,000	3,739,000	3,552,000
Depreciation and amortization	3,230,000	3,360,000	3,684,000
Impairment of long-lived assets	523,000	1,831,000	806,000

Total costs and expenses	66,436,000	76,410,000	80,672,000

Income (loss) from operations	1,654,000	(1,612,000)	2,546,000
Interest expense	(569,000)	(739,000)	(1,055,000)
Interest income	107,000	239,000	289,000
Gain from legal settlement, net	400,000	—	—
Other income	212,000	33,000	—

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	1,804,000	(2,079,000)	1,780,000
Income taxes (benefit)	638,000	(800,000)	270,000

Income (loss) before cumulative effect of a change in accounting principle	1,166,000	(1,279,000)	1,510,000
Cumulative effect of a change in accounting principle—net of tax benefit	—	(560,000)	—

Net income (loss)	$1,166,000	$(1,839,000)	$1,510,000

Income (loss) per common share before cumulative effect of a change in accounting principle—basic	$0.40	$(0.43)	$0.51
Income (loss) per common share before cumulative effect of a change in accounting principle—diluted	$0.37	$(0.43)	$0.51
Cumulative effect of a change in accounting principle—net of tax benefit	—	(0.19)	—

Net income (loss) per common share—basic	$0.40	$(0.62)	$0.51

Net income (loss) per common share—diluted	$0.37	$(0.62)	$0.51

Weighted average shares outstanding—basic	2,950,000	2,950,000	2,950,000

Weighted average shares outstanding—diluted	3,184,675	2,950,000	2,950,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Officer's Notes Receivable	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 29, 2001	2,950,000	$3,000	$16,351,000	$(918,000)	$5,248,000	$(7,000)	$20,677,000
Loan to officer to purchase stock	—	—	—	(420,000)	—	—	(420,000)
Sale of treasury stock	—	—	—	—	(4,000)	7,000	3,000
Net income	—	—	—	—	1,510,000	—	1,510,000

Balance at January 28, 2002	2,950,000	3,000	16,351,000	(1,338,000)	6,754,000	—	21,770,000
Payment by officer	—	—	—	8,000	—	—	8,000
Net loss	—	—	—	—	(1,839,000)	—	(1,839,000)

Balance at January 27, 2003	2,950,000	3,000	16,351,000	(1,330,000)	4,915,000	—	19,939,000
Net income	—	—	—	—	1,166,000	—	1,166,000

Balance at January 26, 2004	2,950,000	$3,000	$16,351,000	$(1,330,000)	$6,081,000	$—	$21,105,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
Cash flows from operating activities:
Net income (loss)	$1,166,000	$(1,839,000)	$1,510,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	560,000	—
Depreciation and amortization	3,129,000	3,360,000	3,684,000
Provision for allowances for bad debts	—	—	253,000
Impairment of long-lived assets	523,000	1,831,000	806,000
Amortization of loan costs	101,000	125,000	120,000
Deferred income taxes, net	155,000	(525,000)	114,000
Change in operating assets and liabilities:
Receivables	(10,000)	430,000	(147,000)
Inventories	125,000	151,000	167,000
Prepaid expenses	155,000	(133,000)	69,000
Deposits and other	(56,000)	(57,000)	87,000
Deferred rent payable	(184,000)	122,000	17,000
Accounts payable-trade	(1,247,000)	(601,000)	(879,000)
Income taxes payable	356,000	(434,000)	(112,000)
Other accrued liabilities	(1,145,000)	671,000	(421,000)

Total adjustments	1,902,000	5,500,000	3,758,000

Net cash provided by operating activities	3,068,000	3,661,000	5,268,000
Cash flows from investing activities:
Payments on notes receivable	85,000	271,000	47,000
Acquisition of property, buildings and equipment	(1,283,000)	(814,000)	(3,378,000)
Proceeds from sale of securities	—	—	36,000
Proceeds from the sale of assets	1,160,000	—	—
Purchase of license agreement	—	(773,000)	—
Loans to officer	—	—	(420,000)

Net cash used in investing activities	(38,000)	(1,316,000)	(3,715,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	(1,306,000)	1,306,000	—
Payments on long-term debt	(7,389,000)	(11,924,000)	(7,924,000)
Proceeds from issuance of long-term debt	3,920,000	8,126,000	6,132,000
Proceeds from line of credit, net	1,900,000	—	—
Capitalized loan costs	(43,000)	(43,000)	(54,000)
Sale of treasury stock	—	—	3,000
Principal payments on capital leases	(100,000)	(104,000)	(84,000)

Net cash used in financing activities	(3,018,000)	(2,639,000)	(1,927,000)

Net increase (decrease) in cash and cash equivalents	12,000	(294,000)	(374,000)
Cash and cash equivalents at beginning of period	433,000	727,000	1,101,000

Cash and cash equivalents at end of period	$445,000	$433,000	$727,000

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

        The operating results for the 52-week period ended January 26, 2004 included 52 weeks of operations for the Company's 16 franchised HomeTown Buffet restaurants, eight JB's restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), five JJ North's Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, operating results include 19 and 2 weeks, respectively, for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2004. Results also include 12 weeks of operations for one JJ North's Country Buffet restaurant and 5 weeks of operations for one JB's Restaurant. Five restaurants remain closed at the end of the 2004 fiscal year for repositioning. Three of the five closed restaurants have been leased to third-party operators and the property of one closed restaurant is property held for sale.

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

Receivables

        The Company records an allowance for bad debts on accounts and notes receivable based on the collection history of the specific account or note receivable.

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

Goodwill

        Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company's statements of operations for the years ended January 26, 2004 and January 27, 2003; whereas the Company's statement of operations for the year ended January 28, 2002 contains charges for goodwill amortization expense.

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 reported in the first quarter of 2003. The Company evaluates goodwill for impairment each quarter.

        The following is the Company's disclosure of what reported net earnings (loss) and earnings (loss) per share would have been in all periods presented if the Company had accounted for goodwill consistent with the provisions of SFAS 142 effective at the beginning of fiscal 2002.

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
Net income (loss) as reported	$1,166,000	$(1,839,000)	$1,510,000
Amortization, net of tax	—	—	70,000

Proforma net income (loss)	$1,166,000	$(1,839,000)	$1,580,000

Basic income (loss) per share, as reported	$0.40	$(0.62)	$0.51
Diluted income (loss) per share, as reported	$0.37	$(0.62)	$0.51
Change in amortization expense	—	—	0.02

Proforma basic income (loss) per share	$0.40	$(0.62)	$0.53

Proforma diluted income (loss) per share	$0.37	$(0.62)	$0.53

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

Fiscal 2004	Gross Carrying Amt	Accumulated Amortization	Net
Franchise and license fees	$1,173,000	$(304,000)	$869,000
Loan acquisition costs	81,000	(19,000)	62,000

Total	$1,254,000	$(323,000)	$931,000

Fiscal 2003
Franchise and license fees	$1,172,000	$(206,000)	$966,000
Loan acquisition costs	598,000	(478,000)	120,000

Total	$1,770,000	$(684,000)	$1,086,000

        The table below shows expected amortization for purchased intangibles as of January 26, 2004 for the next five years:

Fiscal Year
2005	$121,000
2006	111,000
2007	111,000
2008	103,000
2009	103,000
Thereafter	382,000

Total	$931,000

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

Pre-Opening Costs

        Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $0, $63,000 and $168,000 of pre-opening costs during fiscal 2004, 2003 and 2002, respectively.

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

Advertising Expenses

        Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $785,000, $853,000 and $976,000, for the 52 weeks ended January 26, 2004, January 27, 2003 and January 28, 2002, respectively.

Insurance Programs

        Effective January 14, 2003, the Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. Differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals.

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

Earnings (Loss) per Share

        Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive. The following is a reconciliation of the denominators used to calculate diluted earnings (loss) per share on net income (loss) for the respective fiscal years:

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
Weighted average common shares outstanding—basic	2,950,000	2,950,000	2,950,000
Dilutive effect of stock options	234,675	—	—

Weighted average common shares outstanding—diluted	3,184,675	2,950,000	2,950,000

        Average shares used in the fifty-two weeks ended January 26, 2004 diluted earnings per share computations exclude stock options to purchase 496,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Average shares used in the fifty-two weeks ended January 27, 2003 diluted loss per share computations exclude stock options to purchase 733,000 shares of common stock which are considered to be antidilutive due to the market price of the underlying stock being less than the exercise price. Average shares used in the fifty-two weeks ended January 28, 2002 diluted earnings per share computations exclude stock options to purchase 735,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
	(dollars in thousands except per share amounts)
Net income (loss) attributable to common stockholders
As reported	$1,166	$(1,839)	$1,510
Pro forma compensation expense	—	—	(20)
Pro forma net income (loss)	$1,166	$(1,839)	$1,490
Per share—basic
As reported	$.40	$(.62)	$.51
Pro forma compensation expense	—	—	(.01)
Pro forma net income (loss)	$.40	$(.62)	$.50
Per share—diluted
As reported	$.37	$(.62)	$.51
Pro forma compensation expense	—	—	(.01)
Pro forma net income (loss)	$.37	$(.62)	$.50

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets. Under the new standards, goodwill and indefinite life intangible assets are no longer amortized but will be subject to annual impairment tests. Finite life intangible assets such as franchise agreements will continue to be amortized over their useful lives. The provisions of SFAS 142 were required to be applied starting with fiscal years beginning after December 15, 2001.

        The Company adopted SFAS 142 effective January 29, 2002. As a result, the Company ceased amortization of goodwill and indefinite life intangible assets which increased income before income taxes by approximately $100,000 in fiscal 2003. Annual amortization expense related to goodwill was $106,000 for the 52 weeks ended January 28, 2002. During fiscal 2003, the Company performed the required transitional impairment tests of goodwill and indefinite life intangible assets as of January 29, 2002. The Company's impairment charge as a result of the transitional impairment test in fiscal 2003 was $849,000 before a tax benefit of $289,000.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not have any derivative instruments or hedging activities as of January 26, 2004.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity as of January 26, 2004.

        In December 2003, the FASB issued Statement No. 132 (revised 2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits," that requires additional financial statement disclosures for defined benefit plans. This revised standard requires more disclosure about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company does not have any pensions or other post retirement benefits.

        In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 replaces the earlier version of this interpretation issued in January 2003. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application of FIN 46 to all other types of entities is required in financial statements for periods ending after March 15, 2004 with earlier application permitted if the original interpretation was previously adopted. The Company adopted the original interpretation and FIN 46 as of January 26, 2004 which did not have a material effect on the Company's financial statements.

Reclassifications

        Certain non-material amounts in fiscal 2002 have been reclassed to conform with the fiscal 2003 presentation.

NOTE 2—NOTES RECEIVABLE

        Notes receivable consist of the following:

	January 26, 2004	January 27, 2003
Notes receivable from North's Restaurants, Inc.	$2,823,000	$2,888,000
Notes receivable from landlord	72,000	—

Total notes receivable	2,895,000	2,888,000
Less current portion	17,000	193,000

Notes receivable, net of current portion	$2,878,000	$2,695,000

        The receivable from North's Restaurants, Inc. ("North's") originally included $3,123,000 for a term note and $371,000 on a line of credit that was converted to a note receivable. As a result of a dispute with North's, management stopped accruing interest pending resolution of the dispute with North's (Note 12). As part of a Settlement Agreement entered on January 26, 2001, North's promises to pay the Company the principal sum of $3,500,000 with an interest rate of 8% per annum. North's paid the Company $295,000 pursuant to the terms of the Settlement Agreement and such payment was applied to reduce the principal amount owing. The $3.5 million note receivable stipulates that monthly payments of principal and interest be made in the amount of $39,954. The loan calls for monthly payments to start on February 26, 2001 and continue on the 26th day of each month thereafter, with a final payment of all remaining unpaid principal, accrued interest and other sums due under the note due and payable on September 26, 2010.

        The Company accommodated North's request for working capital and remodeling expenditures by reducing the principal payments due from June 26, 2002 through July 26, 2003 from $303,000 to $65,000. Full principal and interest payments were to resume August 2003 through January 2011 with the final payment due in February 2011. No payments have been received from North's subsequent to the July 2003 payment. The Company has not recorded approximately $112,000 of interest income due from North's. The Company has not provided an allowance for bad debts for the note as of January 26, 2004 as it has been determined that the note is adequately collateralized.

        On March 2, 2004, the Company filed an action against North's in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under a Settlement Agreement dated January 26, 2001 ("Star Buffet Promissory Note") in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note.

NOTE 3—PROPERTY, BUILDINGS AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

        The components of property, buildings and equipment and real property under capitalized leases are as follows:

	January 26, 2004	January 27, 2003
Property and equipment:
Furniture, fixtures and equipment	$18,382,000	$17,763,000
Land	4,424,000	4,691,000
Buildings and leasehold improvements	25,770,000	26,232,000

	48,576,000	48,686,000
Less accumulated depreciation	(24,077,000)	(21,595,000)

	$24,499,000	$27,091,000

Real property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,040,000)	(1,896,000)

	$1,153,000	$1,297,000

        The property and equipment includes the following land, equipment and buildings and leaseholds currently in five non-operating units. Three of the five units are leased to third-party operators and one unit is included in property held for sale at January 26, 2004.

	Asset	Current Year Depreciation Expense	Depreciation Accumulated
Land	$1,787,000	$—	$—
Equipment	4,540,000	625,000	2,698,000
Buildings and leaseholds	3,282,000	87,000	803,000

	$9,609,000	$712,000	$3,501,000

NOTE 4—LONG-TERM DEBT

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consists of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). Principal payments under the Term Loan Facility were due in quarterly installments beginning November 1999 and were scheduled to continue until the final maturity in October 2003. However, the Company paid the Term Loan Facility in full on May 17, 2002. Borrowings under the Revolving Credit Facility bore interest at approximately 3.5% for fiscal 2004. All outstanding amounts under the Revolving Credit Facility became due in October 2003 and were paid timely.

        On October 28, 2003, the Company entered into a $3.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the "Revolving Line of Credit"). The Revolving Line of Credit refinanced a revolving credit facility the Company previously had with FleetBoston Financial

Corporation and provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. The Company is currently in compliance with these covenants. All outstanding amounts under the Revolving Line of Credit become due October 31, 2004. The Company will seek to renew or replace the Revolving Line of Credit by October 2004. The Revolving Line of Credit balance was $1,900,000 on January 26, 2004. The Revolving Line of Credit had $1,100,000 available for borrowing on January 26, 2004.

        On February 1, 2001, the Company completed a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 26, 2004 and January 27, 2003 was $406,000 and $426,000, respectively.

        On October 9, 2001, the Company completed a $773,000 15 year first real estate mortgage with First National Bank of Wyoming. The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, maintain certain fixed charge coverage ratios and requires a minimum shareholder ownership percentage. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's JB's Restaurant in Laramie, Wyoming. The balance at January 26, 2004 and January 27, 2003 was $698,000 and $729,000, respectively.

        On May 2, 2002, the Company completed a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 26, 2004 and January 27, 2003 was $1,319,000 and $1,430,000, respectively.

        On March 7, 2003, the Company completed a $500,000 five year first real estate mortgage with Naisco Investments, L.C. The mortgage has monthly payments including interest of $9,901 and matures on March 15, 2008 with a fixed interest rate at 7%. The mortgage is secured by the Company's HomeTown Buffet restaurant in Layton, Utah. The balance at January 26, 2004 is $428,000.

        On December 19, 2003, the Company completed a $1,470,000 six year first real estate mortgage with Platinum Bank. The mortgage has monthly payments including interest of $12,678 through November 19, 2009 with a balloon payment of $475,000 due on December 19, 2009. The mortgage bears interest at a fixed rate of 6.25% for the first three years with interest for years four to six calculated at the three year Atlanta Federal Home Loan Bank advance rate for fixed rate credits plus 325 basis points with a floor of 6.0%. The mortgage is secured by the Company's BuddyFreddys restaurant in Plant City, Florida and a $500,000 personal guarantee of a shareholder. The balance at January 26, 2004 is $1,465,000.

        Long term debt matures in fiscal years ending after January 26, 2004 as follows:

Fiscal Year
2005	$329,000
2006	353,000
2007	380,000
2008	408,000
2009	336,000
Thereafter	2,510,000

Total	$4,316,000

NOTE 5—LEASES

        The Company occupies certain restaurants under long-term capital and operating leases expiring at various dates through 2013. Most restaurant leases have renewal options for terms of 5 to 20 years, and substantially all require payment of real estate taxes and insurance. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 12 years using the straight line method.

        Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 26, 2004 are as follows:

Fiscal year	Capital	Operating
2005	$288,000	$2,962,000
2006	298,000	2,767,000
2007	309,000	2,451,000
2008	309,000	2,153,000
2009	319,000	1,843,000
Thereafter	1,361,000	3,972,000

Total minimum lease payments:	2,884,000	$16,148,000

Less amount representing interest:	1,133,000

Present value of minimum lease payments:	1,751,000
Less current portion	96,000

Capital lease obligations excluding current portion	$1,655,000

        Aggregate rent expense under noncancelable operating leases during fiscal 2004, 2003 and 2002 are as follows:

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
Minimum rentals	$3,350,000	$3,729,000	$4,085,000
Straight-line rentals	(183,000)	122,000	17,000
Contingent rentals	113,000	148,000	196,000

	$3,280,000	$3,999,000	$4,298,000

        In fiscal 2004, 2003 and 2002, the Company reduced the deferred rent payable for stores that were purchased or closed. The $206,000, $0 and $87,000 decrease in rent expense in 2004, 2003 and 2002, respectively, is recognized in the straight-line rentals disclosed above.

        The Company currently leases three non-operating units to tenants under non-cancellable operating leases with terms of five to ten years. The rental income for fiscal 2004 and fiscal 2003 was $212,000 and $33,000, respectively. Rental income is recognized on a straight-line basis over the term of the lease.

        Rental income in fiscal years ending after January 26, 2004 is as follows:

Fiscal Year
2005	$249,000
2006	261,000
2007	273,000
2008	276,000
2009	169,000
Thereafter	533,000

Total	$1,761,000

NOTE 6—INCOME TAXES

        Income taxes (benefit) are comprised of the following:

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
Current:
Federal	$383,000	$(271,000)	$63,000
State	100,000	(4,000)	93,000

	483,000	(275,000)	156,000
Deferred:
Federal	147,000	(676,000)	87,000
State	8,000	(138,000)	27,000

	155,000	(814,000)	114,000

	$638,000	$(1,089,000)	$270,000

        A reconciliation of income taxes (benefit) at the federal statutory rate of 34% to the Company's provision for taxes on income is as follows:

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
Income taxes (benefit) at statutory rate	$613,000	$(995,000)	$605,000
State income taxes	72,000	(107,000)	75,000
Nondeductible expenses	55,000	15,000	3,000
Federal income tax credits	(295,000)	—	(123,000)
Adjustment of estimated income tax accruals	223,000	(227,000)	(290,000)
(Decrease) increase in valuation allowance	(35,000)	215,000	—
All other, net	5,000	10,000	—

	$638,000	$(1,089,000)	$270,000

        Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 26, 2004	January 27, 2003
Current deferred tax assets:
Accrued vacation	$87,000	$98,000
Accrued expenses and reserves	75,000	96,000

Total deferred tax assets	162,000	194,000

Long-term deferred tax assets (liabilities):
Leases	1,029,000	1,100,000
Depreciation, amortization and impairments	(463,000)	(512,000)
Federal tax credit carryforward	11,000	111,000
State NOL carryforwards	193,000	229,000

Total deferred tax assets, net	770,000	928,000
Valuation allowance	(180,000)	(215,000)

Net long term asset	590,000	713,000

Net deferred tax assets	$752,000	$907,000

        While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will be able to realize the benefit of the deferred tax assets existing at January 26, 2004 based on the Company's current and future pre-tax earnings.

        A valuation allowance has been recognized for a state loss carryforward as cumulative losses create uncertainty about the realization of the tax benefits in future years. The Company has state net operating loss carryforwards of approximately $7,455,000 which expire in the years 2018 through 2023 at January 26, 2004.

NOTE 7—SEGMENT AND RELATED REPORTING

        The Company has five reporting segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are aggregated based on brand similarities of operating segments.

        At January 26, 2004, the HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes five JJ North's Country Buffet restaurants and one North's Star Buffet Restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's eight JB's Restaurants.

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

52 Weeks Ended January 26, 2004	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Other	Total
	(Dollars in Thousands)
Revenues	$33,773	$9,437	$6,045	$10,592	$8,243	$—	$68,090
Interest income	—	—	—	—	—	107	107
Interest expense	(202)	—	—	—	—	(367)	(569)
Depreciation & amortization	1,211	248	415	959	262	135	3,230
Impairment of long-lived assets	114	—	395	14	—	—	523
Income (loss) before income taxes	1,202	1,580	(1,271)	(188)	265	216	1,804
Total assets	12,271	1,410	5,686	10,960	4,815	642	35,784
52 Weeks Ended January 27, 2003
Revenues	$35,512	$9,780	$7,564	$11,913	$10,029	$—	$74,798
Interest income	—	—	—	—	—	239	239
Interest expense	(210)	—	—	(33)	(2)	(494)	(739)
Depreciation & amortization	1,520	241	364	811	390	34	3,360
Impairment of long-lived assets	—	—	300	1,249	282	—	1,831
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	1,541	1,764	(981)	(1,501)	(106)	(2,796)	(2,079)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(367)	(124)	(69)	—	(560)
Total assets	12,150	1,417	6,474	13,207	4,991	1,066	39,305
52 Weeks Ended January 28, 2002
Revenues	$36,845	$10,755	$9,078	$15,979	$10,561	$—	$83,218
Interest income	—	—	—	—	—	289	289
Interest expense	(215)	—	—	(31)	(6)	(803)	(1,055)
Depreciation & amortization	1,468	214	426	1,196	346	34	3,684
Impairment of long-lived assets	—	—	—	806	—	—	806
Income (loss) before income taxes	3,198	1,873	(179)	(1,131)	677	(2,658)	1,780
Total assets	14,203	2,237	8,079	15,784	5,080	(1,411)	43,972

NOTE 8—STOCKHOLDERS' EQUITY

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

Officer's Notes Receivable

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's Chief Executive Officer and President, the Company agreed to provide Mr. Wheaton loans solely for the purchase of the Company's common stock. The last loan advance to Mr. Wheaton was on June 22, 2001. The loans were secured by the stock at the prevailing interest rate set forth in the Company's credit facility with FleetBoston. The average rate for fiscal 2004 and 2003 was approximately 3.5%. There is no interest income accrued on this note in the financial statements. The loans totaled $1,330,000 as of January 26, 2004 and January 27, 2003.

Common Stock Repurchase

        On December 7, 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. As of January 26, 2004, no shares have been repurchased under the December 7, 1999 authorization.

NOTE 9—EMPLOYEE BENEFIT PLANS

401(k) Plan

        In May 1998, the Company established a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employer contributions are at the discretion of the Company. The Company's contributions to the plan were approximately $8,000, $8,000, and $13,000 in administration costs for fiscal 2004, 2003 and 2002, respectively.

1997 Employee Stock Purchase Plan

        The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on January 15, 1998, covering 750,000 shares of Common Stock. The Purchase Plan is intended to provide participants with incentives to acquire a proprietary interest in, and continue to provide services to, the Company. The Company's contributions to the plan were approximately $0, $0 and $21,000 for fiscal 2004, 2003 and 2002, respectively.

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

        A summary of the status of the Company's stock options is presented below (shares in thousands):

	Fifty-Two Weeks Ended January 26, 2004		Fifty-Two Weeks Ended January 27, 2003		Fifty-Two Weeks Ended January 28, 2002
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	733	$9.75	735	$9.74	742	$9.71
Granted	—	—	—	—	—	—
Cancelled	2	$6.00	2	$7.50	7	$6.46
Outstanding at end of year	731	$9.75	733	$9.75	735	$9.74

Options exercisable at year end	731	$9.75	733	$9.75	735	$9.74

        The exercise price of the options granted and exercisable at January 26, 2004 is $5.00 for 235,000 options and $12.00 for 496,000 options.

NOTE 10—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two Weeks Ended January 26, 2004	Fifty-Two Weeks Ended January 27, 2003	Fifty-Two Weeks Ended January 28, 2002
Cash paid for income taxes	$119,000	$181,000	$355,000
Cash paid for interest	575,000	432,000	825,000
Non-cash investing and financing activities are as follows:
Exchange of deposit for property acquisition	$—	$—	$53,000
Exchange of property, buildings and equipment for notes receivable	100,000	—	—
Acquisition of property with debt financing	500,000	—	460,000
Exchange of receivables for equipment	—	79,000	—
Exchange of officer's note receivable for equipment	—	8,000	—
Write off of fully amortized intangibles	—	10,000	—
Write off of a receivable against allowance for bad debt	—	323,000	—
Reclassification of property held for sale	931,000	1,211,000	—
Reclassification of property held for sale to property, buildings and equipment	52,000	—	—
Transitional impairment of goodwill	—	849,000	—
Disposal of long-lived assets	—	318,000	—

NOTE 11—RELATED PARTY TRANSACTIONS

        The Company entered into an agreement with a company whose former chief executive officer is a member of the Company's Board of Directors. Under the agreement, the Company operated three of the related party's restaurants as BuddyFreddys Country Buffet restaurants. Revenues and expenses of the restaurants are included in the Company's financial statements. The Company and the related party divide income and losses based on an agreed upon formula. The joint venture was terminated in the first quarter of fiscal 2001. Included in receivables is $323,000 for fiscal 2002 due from the related party as a result of the agreement and an allowance for that receivable of $323,000 for fiscal 2002. During fiscal 2003, management removed the receivable and corresponding allowance for bad debt when the receivable was deemed uncollectible.

        The Company purchased a 1995 Volvo from Mr. Wheaton, Chairman of the Board, Chief Executive Officer and President of the Company in fiscal 2003 for $11,000.

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's Chief Executive Officer and President, the Company agreed to provide Mr. Wheaton loans solely for the purchase of the Company's common stock. The last loan advance to Mr. Wheaton was on June 22, 2001. The loans were secured by the stock at the prevailing interest rate set forth in the Company's credit facility with FleetBoston. The average rate for fiscal 2004 and 2003 was approximately 3.5%. There is no interest income accrued on this note in the financial statements. The loans totaled $1,330,000 as of January 26, 2004 and January 27, 2003.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any resolution will require payments that will have a material effect on the Company's consolidated statements of operations or financial position or liquidity.

        On November 25, 1998, the Company filed an action against North's in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (1) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (2) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to the Company pursuant to the Assignment Agreement dated September 30, 1997 between the Company and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's have agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000 and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note ("Star Buffet Promissory Note"). The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's have agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserve all rights, claims and defenses with respect to the extent and validity of such existing liens.

        On March 2, 2004, the Company filed an action against North's in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under a Settlement Agreement dated January 26, 2001 ("Star Buffet Promissory Note") in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note.

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which resulted in a gain of $400,000 in the first quarter of fiscal 2004.

        On February 20, 2004, the Board of Directors approved the Company's first annual dividend of $0.25 per common share and a special dividend of $0.25 per common share. Both are payable on June 1, 2004 to shareholders of record on May 7, 2004.

        In connection with the Company's employment contract with Robert E. Wheaton, the Company's Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to change of control of the Company or is terminated, unless the termination is for cause. Mr. Wheaton's employment contract also includes an annual bonus of $25,000.

NOTE 13—SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial results for the 52 weeks ended January 26, 2004, January 27, 2003, and January 28, 2002, are summarized below.

	For the 52 Weeks Ended January 26, 2004
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$22,437	$16,259	$14,378	$15,016	$68,090

Income (loss) from operations	996	792	151	(285)	1,654

Income (loss) before income taxes	1,270	713	145	(324)	1,804
Income taxes (benefit)	441	244	50	(97)	638

Net income (loss)	$829	$469	$95	$(227)	$1,166

Earnings (loss) per share:
Basic	$0.28	$0.16	$0.03	$(0.08)	$0.40
Diluted	$0.28	$0.16	$0.03	$(0.07)	$0.37

	For the 52 Weeks Ended January 27, 2003
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$25,192	$17,960	$15,587	$16,059	$74,798

Income (loss) from operations	595	(878)	(447)	(882)	(1,612)

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	440	(976)	(583)	(960)	(2,079)
Income taxes (benefit)	152	(358)	(201)	(393)	(800)

Income (loss) before cumulative effect of a change in accounting principle	288	(618)	(382)	(567)	(1,279)
Cumulative effect of a change in accounting principle—net of taxes	(560)	—	—	—	(560)

Net income (loss)	$(272)	$(618)	$(382)	$(567)	$(1,839)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.10	$(0.21)	$(0.13)	$(0.19)	$(0.43)
Cumulative effect of a change in accounting principle—net of taxes	$(0.19)	$—	$—	$—	$(0.19)

Net income (loss) per common share—basic and diluted	$(0.09)	$(0.21)	$(0.13)	$(0.19)	$(0.62)

	For the 52 Weeks Ended January 28, 2002
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$28,685	$19,868	$17,246	$17,419	$83,218

Income (loss) from operations	1,726	1,212	(610)	218	2,546

Income (loss) before income taxes	1,419	1,034	(776)	103	1,780
Income taxes (benefit)	546	339	(334)	(281)	270

Net income (loss)	$873	$695	$(442)	$384	$1,510

Earnings (loss) per share:
Basic	$0.30	$0.23	$(0.15)	$0.13	$0.51
Diluted	$0.30	$0.23	$(0.15)	$0.13	$0.51

        Amounts indicated may not foot due to quarterly rounding.

        The fiscal 2004 figures include a significant fourth quarter adjustment for asset impairment charges of $342,000.

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

NOTE 14—SUBSEQUENT EVENTS

        On January 30, 2004, the Company purchased the real estate property of the HomeTown Buffet in Yuma, Arizona, for $1,650,000. The Company paid cash. Subsequently on February 25, 2004, the Company secured a $1,250,000, seven year mortgage note from M&I Marshall & Ilsley Bank on the property in Yuma, Arizona. Terms of the agreement include payments of $18,396 monthly for 84 months, maturing on February 25, 2011. The note is secured by a mortgage on the building and accrues interest at a fixed rate of 6.14%. There is a prepayment penalty associated with the note.

        On February 20, 2004, the Board of Directors approved the Company's first annual dividend of $0.25 per common share and a special dividend of $0.25 per common share. Both are payable on June 1, 2004 to shareholders of record on May 7, 2004.

        On March 2, 2004, the Company filed an action against North's in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under a Settlement Agreement dated January 26, 2001 ("Star Buffet Promissory Note") in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Star Buffet, Inc. 1997 Stock Incentive Plan (the "1997 Plan")**
10.2	Form of Stock Option Agreement for the 1997 Plan**
10.3	Form of Indemnification Agreement**
10.4	Management Services Agreement with CKE Restaurants, Inc.**
10.5	Form of Franchise Agreement with HomeTown Buffet, Inc.**
10.6	Asset Purchase Agreement with North's Restaurants, Inc. dated July 24, 1997**
10.6.1	Amendment No. 1 to Asset Purchase Agreement dated as of September 30, 1997 (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
10.6.2	Amended and Restated Credit Agreement dated as of September 30, 1997 between the Company and North's Restaurants, Inc. (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
10.7	Form of Credit Agreement with Stacey's Buffet, Inc.*
10.8	Form of Contribution Agreement among CKE Restaurants, Inc., Summit Family Restaurants Inc. and the Company*
10.9	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and Taco Bueno Restaurants, Inc. (formerly known as Casa Bonita Incorporated)*
10.11	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and JB's Restaurants, Inc.*
10.12	License Agreement with CKE Restaurants, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.13	Settlement Agreement with HomeTown Buffet, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.14	Asset Purchase Agreement among Summit Family Restaurants Inc. and JB's Family Restaurants, Inc., dated February 10, 1998 (incorporated by reference to the Company's filing on Form 8-K on March 9, 1998)
10.15	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company's filing on Form 10-K on September 28, 1998)
10.16	Credit Agreement with FleetBoston Financial Corporation dated October 23, 1998 (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential treatment under Rule 24b-2 of the Exchange Act.) (incorporated by reference to the Company's filing on Form 10-Q on December 17, 1998)
10.17	Revolving Line of Credit with M&I Marshall & Ilsley Bank dated October 28, 2003 (incorporated by reference to the Company's filing on Form 10-Q on December 15, 2003)
14.1	Code of Ethics
16.1	Letter from Grant Thornton LLP (incorporated by reference to the Company's filing on Form 8-K on January 28, 2004)
21.1	List of Subsidiaries*
23.1	Consent of Mayer Hoffman McCann P.C.
23.2	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

E-1

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

**
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

E-2