Form 10-Q
period 2004-05-17
STAR BUFFET INC
filed 2004-06-29
CIK 1043156

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 17, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 24, 2004, there were 2,950,000 shares of Common Stock, $.001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 17, 2004	January 26, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,000	$445,000
Current portion of notes receivable	18,000	17,000
Receivables	272,000	377,000
Inventories	489,000	494,000
Deferred income taxes	238,000	162,000
Prepaid expenses	366,000	124,000
Property held for sale	931,000	931,000

Total current assets	2,395,000	2,550,000

Property, buildings and equipment, net	25,540,000	24,499,000

Real property and equipment under capitalized leases, net	1,113,000	1,153,000

Other assets:
Notes receivable, net of current portion	2,860,000	2,878,000
Deposits and other	290,000	276,000

Total other assets	3,150,000	3,154,000

Deferred income taxes, net	612,000	590,000
Intangible assets:
Goodwill	2,907,000	2,907,000
Other intangible assets, net	902,000	931,000

Total intangible assets	3,809,000	3,838,000

Total assets	$36,619,000	$35,784,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

        (Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	May 17, 2004	January 26, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$2,667,000	$2,798,000
Payroll and related taxes	1,527,000	1,280,000
Sales and property taxes	977,000	806,000
Rent, licenses and other	328,000	475,000
Dividend payable	1,475,000	—
Income taxes payable	552,000	356,000
Revolving line of credit	800,000	1,900,000
Current maturities of obligations under long-term debt	474,000	329,000
Current maturities of obligations under capital leases	99,000	96,000

Total current liabilities	8,899,000	8,040,000

Deferred rent payable	833,000	896,000
Other long-term liability	68,000	101,000
Capitalized lease obligations, net of current maturities	1,622,000	1,655,000
Long-term debt, net of current maturities	4,939,000	3,987,000

Total liabilities	16,361,000	14,679,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(1,330,000)	(1,330,000)
Retained earnings	5,234,000	6,081,000

Total stockholders' equity	20,258,000	21,105,000

Total liabilities and stockholders' equity	$36,619,000	$35,784,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Total revenues	$21,551,000	$22,437,000
Costs and expenses
Food costs	7,414,000	7,528,000
Labor costs	7,064,000	7,479,000
Occupancy and other expenses	4,143,000	4,407,000
General and administrative expenses	977,000	823,000
Depreciation and amortization	884,000	1,024,000
Impairment of long-lived assets	—	180,000

Total costs and expenses	20,482,000	21,441,000

Income from operations	1,069,000	996,000
Interest expense	(187,000)	(222,000)
Interest income	3,000	69,000
Gain from legal settlement	—	400,000
Other income	81,000	27,000

Income before income	966,000	1,270,000
Income taxes	338,000	441,000

Net income	$628,000	$829,000

Net income per common share—basic	$0.21	$0.28

Net income per common share—diluted	$0.20	$0.28

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	3,184,675	2,950,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Cash flows from operating activities:
Net income (loss)	$628,000	$829,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	884,000	1,024,000
Amortization of loan cost	—	38,000
Impairment of long-lived assets	—	180,000
Deferred income taxes	(98,000)	305,000
Change in operating assets and liabilities:
Receivables	105,000	(145,000)
Inventories	5,000	29,000
Prepaid expenses	(242,000)	(126,000)
Deposits and other	(14,000)	15,000
Deferred rent payable	(63,000)	(160,000)
Accounts payable-trade	(131,000)	(1,177,000)
Income taxes payable	196,000	60,000
Other accrued liabilities	239,000	(212,000)

Total adjustments	881,000	(169,000)

Net cash provided by operating activities	1,509,000	660,000
Cash flows from investing activities:
Interest income	(3,000)	—
Receipts from payments on notes receivable	20,000	42,000
Acquisition of property, buildings and equipment	(1,847,000)	(1,491,000)
Proceeds from sale of property, buildings and equipment	—	1,160,000

Net cash used in investing activities	(1,830,000)	(289,000)
Cash flows from financing activities:
Reduction in bank overdraft	—	(1,306,000)
Payments on long term debt	(153,000)	(1,722,000)
Proceeds from issuance of long-term debt	1,250,000	2,950,000
Payments on line of credit, net	(1,100,000)	—
Capitalized loan costs	(10,000)	—
Principal payment on capitalized lease obligations	(30,000)	(38,000)

Net cash used in financing activities	(43,000)	(116,000)

Net (decrease) increase in cash and cash equivalents	(364,000)	255,000
Cash and cash equivalents at beginning of period	445,000	433,000

Cash and cash equivalents at end of period	$81,000	$688,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$186,000	$199,000

Income taxes	$240,000	$29,000

Non cash investing and financing activities:
Reclassification of property held for sale to property, buildings and equipment	$—	$52,000
Exchange of property, buildings and equipment for notes receivable	$—	$100,000
Accrued dividend payable	$1,475,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned subsidiaries Summit Family Restaurants Inc. ("Summit"), HTB Restaurants, Inc. ("HTB"), Northstar Buffet, Inc. ("NSBI") and Star Buffet Management, Inc. ("SBMI") (collectively the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation. The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.

        The following is a summary of the Company's restaurant properties as of May 17, 2004. The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes five JJ North's Country Buffet restaurants and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included four non-operating properties. The JB's Restaurants segment includes the Company's eight JB's Restaurants. This segment also included one non-operating property.

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	3	—	1	5	3	12
Leased	13	2	5	6	6	32

Total	16	2	6	11	9	44

        As of May 17, 2004, the Company's operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	11	—	11
Idaho	—	—	2	—	—	2
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	6	11	9	44

        As of May 17, 2004, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1

Total	—	—	—	4	1	5

        The operating results for the 16-week period ended May 17, 2004 included operations shown in the tables above and the fixed charges for five restaurants closed for the entire quarter. One non-operating store continues to be closed at the end of the first quarter of fiscal 2004 for repositioning and one non-operating restaurant is for sale and is recorded as property held for sale. The three remaining closed restaurants have been leased.

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

Note (B) Related Party Transactions

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock prior to the enactment of Sarbanes-Oxley Act of 2002. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with M&I Marshall & Ilsley Bank. The current rate is approximately 3.25% for the first quarter of fiscal 2005. At May 17, 2004, the loans totaled $1,330,000 ($1,330,000 at January 26, 2004). Mr. Wheaton made a principal payment on June 7, 2004, reducing the loan balance to approximately $698,000.

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

16 Weeks Ended May 17, 2004	HomeTown Buffet	Casa Bonita	North's Star(1)	Florida Buffet(2)	JB's(3)	Other	Total
	(Dollars in Thousands)
Revenues	$10,780	$2,977	$1,652	$3,723	$2,419	$—	$21,551
Interest income	—	—	—	—	—	3	4
Interest expense	(59)	—	—	—	—	(128)	(187)
Depreciation & amortization	329	77	116	274	70	18	884
Impairment of long-lived assets	—	—	—	—	—	—	—
Income (loss) before income taxes	958	614	(212)	278	161	(833)	966
Total assets	14,018	1,519	5,615	10,109	4,822	536	36,619
16 Weeks Ended May 19, 2003
Revenues	$11,201	$2,705	$2,091	$3,824	$2,616	$—	$22,437
Interest income	—	—	—	—	—	69	69
Interest expense	(62)	—	—	—	—	(160)	(222)
Depreciation & amortization	457	72	139	225	121	10	1,024
Impairment of long-lived assets	—	—	166	14	—	—	180
Income (loss) before income taxes	1,074	472	(350)	197	84	(207)	1,270
Total assets	13,525	1,575	6,279	11,330	4,956	870	38,535

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

(2)
Included in the reportable segment for the quarter ended May 17, 2004 are four locations closed for the entire quarter. These four locations incurred $94,000 of depreciation and amortization in the quarter ended May 17, 2004. These locations also have a net book value of equipment of $833,000, buildings of $1,914,000 and land of $1,559,000 included in total assets at May 17, 2004.

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

(3)
Included in the reportable segment for the quarter ended May 17, 2004 is one location closed for the entire quarter. This location represents $33,000 and $533,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $10,000 in depreciation and amortization expense.

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

        Basic net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. The following is a reconciliation of the denominators used to calculate diluted earnings per share on net income for the respective fiscal periods:

	Sixteen Weeks Ended May 17, 2004	Sixteen Weeks Ended May 19, 2003
Weighted average common shares outstanding—basic	2,950,000	2,950,000
Dilutive effect of stock options	234,675	—

Weighted average common shares outstanding—diluted	3,184,675	2,950,000

        Average shares used in the sixteen weeks ended May 17, 2004 and May 19, 2003 diluted earnings per share computations exclude stock options to purchase 496,000 shares and 733,000 shares, respectively, of common stock due to the market price of the underlying stock being less than the exercise price.

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

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 reported in the first quarter of fiscal 2003. SFAS 142 also requires goodwill and indefinite life intangible assets to be tested for impairment on an annual basis. There were not any goodwill impairment losses for the 16-week periods ended May 17, 2004 and May 19, 2003.

Note (F) Inventories

        Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (G) Properties, Buildings and Equipment and Real Property Under Capitalized Leases

        The Company determines that an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The Company recorded a fixed asset impairment loss of $523,000 for the 52-week period ended January 26, 2004.

        The property and equipment includes the following land, equipment and buildings and leaseholds currently in non-operating units at May 17, 2004:

	Asset	Current Year to Date Depreciation Expense	Accumulated Depreciation
Land	$1,787,000	$—	$—
Equipment	4,540,000	173,000	2,871,000
Buildings and leaseholds	3,282,000	31,000	834,000

	$9,609,000	$204,000	$3,705,000

        The property and equipment includes the following land, equipment and buildings and leaseholds currently in non-operating units at May 19, 2003:

	Asset	Current Year to Date Depreciation Expense	Accumulated Depreciation
Land	$2,354,000	$—	$—
Equipment	4,540,000	135,000	2,088,000
Buildings and leaseholds	3,674,000	29,000	767,000

	$10,568,000	$164,000	$2,855,000

Note (H) Contingencies

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

        On March 2, 2004, the Company filed an action against North's in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. At May 17, 2004, the note receivable is recorded as a long-term receivable. The Company has not recorded approximately $168,000 of interest income due from North's. The Company has not provided an allowance for bad debts for the note as of May 17, 2004 as it has been determined that the note is adequately collateralized.

        On February 20, 2004, the Board of Directors approved the Company's first annual dividend of $0.25 per common share and a special dividend of $0.25 per common share. Both were paid on June 1, 2004 to shareholders of record on May 7, 2004.

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

Note (I) Taxes

        The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective tax rate of approximately 35% as of May 17, 2004 and May 19, 2003.

Note (J) Insurance Programs

        The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $24,500 and $60,000 for the 16-week periods ended May 17, 2004 and May 19, 2003, respectively.

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

        This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company's acquisition and strategic alliance strategy; the effect of the Company's accounting polices and other risks detailed in the Company's Form 10-K for the fiscal year ended January 26, 2004, and other filings with the Securities and Exchange Commission.

        Consolidated net income for the 16-week period ended May 17, 2004 decreased $194,000 to $628,000 or $0.20 per share on a diluted basis as compared with net income of $829,000 or $0.28 per share for the comparable prior year period. The decrease in net income is primarily due to a $400,000 gain in the form of a reduction in the Company's accounts payable-trade due to a legal settlement with Alliant in the first quarter of last year. The first quarter last year included impairment charges of $180,000 primarily related to closing one restaurant in the first quarter. Total revenues decreased $886,000 or 3.9% from $22.4 million in the 16 weeks ended May 19, 2003 to $21.6 million in the 16 weeks ended May 17, 2004. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet and the North's Star divisions and the result of five fewer restaurants in operation this year versus the same period of the prior year. The decline in sales significantly impacts net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

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

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the 16 weeks ended May 17, 2004 and May 19, 2003.

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Total revenues	100.0%	100.0%

Costs and expenses
Food costs	34.4	33.5
Labor costs	32.8	33.3
Occupancy and other expenses	19.2	19.6
General and administrative expenses	4.5	3.7
Depreciation and amortization	4.1	4.6
Impairment of long-lived assets	—	0.8

Total costs and expenses	95.0	95.5

Income from operations	5.0	4.5
Interest expense	(0.9)	(1.0)
Interest income	—	0.3
Gain from legal settlement	—	1.8
Other income	0.4	0.1

Income before income	4.5	5.7
Income taxes	1.6	2.0

Net income	2.9%	3.7%

Effective income tax rate	35.0%	34.7%

        Total revenues decreased $886,000 or 3.9% from $22.4 million in the 16 weeks ended May 19, 2003 to $21.6 million in the 16 weeks ended May 17, 2004. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet and the North's Star divisions and the result of five fewer restaurants in operation this year versus the same period of the prior year.

        Food costs as a percentage of total revenues increased from 33.5% during the 16-week period ended May 19, 2003 to 34.4% during the 16-week period ended May 17, 2004. The increase as a percentage of total revenues was primarily attributable to higher wholesale food prices in all major food categories, especially meats and dairy, as compared to the same period last year. Each restaurant segment experienced a higher food cost than the same period last year.

        Labor costs as a percentage of total revenues decreased from 33.3% during the 16-week period ended May 19, 2003 to 32.8% during the 16-week period ended May 17, 2004. The decrease as a percentage of total revenues was primarily attributable to the elimination of labor inefficiencies.

        Occupancy and other expenses as a percentage of total revenues decreased from 19.6% during the 16-week period ended May 19, 2003 to 19.2% during the 16-week period ended May 17, 2004. The decrease as a percentage of total revenues was primarily attributable to lower controllable costs at the restaurant level, specifically repairs and supplies which decreased $112,000 from the 16-week period ended May 19, 2003.

        General and administrative expense as a percentage of total revenues increased from 3.7% during the 16-week period ended May 19, 2003 to 4.5% during the 16-week period ended May 17, 2004. The increase as a percentage of total revenues was primarily attributable to higher corporate insurance costs of $244,000 partially offset by lower corporate payroll of $50,000 and lower audit costs of $35,000.

        Depreciation and amortization expense as a percentage of total revenues decreased from 4.6% during the 16-week period ended May 19, 2003 to 4.1% during the 16-week period ended May 17, 2004. The decrease as a percentage of total revenues was primarily attributable to certain equipment and impaired assets being fully depreciated for the 16-week period ended May 17, 2004.

        Impairment of long-lived assets as a percentage of total revenues decreased from 0.8% during the 16-week period ended May 19, 2003 to 0.0% during the 16-week period ended May 17, 2004. The impairment in fiscal 2004 was a result of the closure of one JJ North's Country Buffet in the first quarter.

        Interest expense as a percentage of total revenues decreased from 1.0% during the 16-week period ended May 19, 2003 to 0.9% during the 16-week period ended May 17, 2004. The decrease as a percentage of total revenues was primarily attributable to lower debt balances. The average balance was approximately $5,489,000 and approximately $8,919,000 for the 16-week periods ended May 17, 2004 and May 19, 2003, respectively.

        Interest income decreased from $69,000 for the 16-week period ended May 19, 2003 to $4,000 for the 16-week period ended May 17, 2004. The interest income was generated by the Company's cash and outstanding notes receivable balances. The decrease in interest income is primarily attributable to the Company's decision not to record interest income on the note receivable with North's Restaurants, Inc. The Company has not recorded approximately $168,000 of interest income due from North's. The Company has not provided an allowance for bad debts for the note as of May 17, 1004 as it has been determined that the note is adequately collateralized.

        Other income is rental income from the Company's leased properties. Rental income was $81,000 for three properties leased for the entire 16-week period ended May 17, 2004. For the 16-week period ended May 19, 2003, rental income was $27,000 which included three properties leased for sixteen, six and two weeks, respectively.

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

        As of May 17, 2004, the Company had $81,000 in cash. Cash and cash equivalents decreased by $364,000 during the 16 weeks ended May 17, 2004. Total cash provided by operations was approximately $1,500,000 as compared to approximately $650,000 in the 16 weeks ended May 19, 2003. The Company used approximately $196,000 on capital expenditures and $1,651,000 for property acquisitions. Total debt decreased by approximately $3,000 in the first quarter of fiscal 2005, net of repayments.

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

        On October 28, 2003, the Company entered into a $3.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the "Revolving Line of Credit"). The Revolving Line of Credit refinanced a revolving credit facility the Company previously had with FleetBoston Financial Corporation and provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. The Company is currently in compliance with these covenants. All outstanding amounts under the Revolving Line of Credit become due October 31, 2004. The Company will seek to renew or replace the Revolving Line of Credit by October 2004. The Revolving Line of Credit balance was $800,000 and $1,750,000 on May 17, 2004 and June 24, 2004, respectively. The Company had $2,200,000 and $1,250,000 available for borrowing on May 17, 2004 and June 24, 2004, respectively.

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

Critical Accounting Policies and Judgments

        The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company's consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company's Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Impairment of Goodwill

        Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company's statements of operations for the years ended January 26, 2004 and January 27, 2003.

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

Insurance Programs

        The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $24,500 and $60,000 for the 16-week periods ended May 17, 2004 and May 19, 2003, respectively.

New Accounting Pronouncements

        No significant items for disclosure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's principal exposure to financial market risks is the impact that interest rate changes could have on its $3.0 million Revolving Line of Credit, of which $1,750,000 remained outstanding as of June 24, 2004. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 3.25% in the first quarter of fiscal 2005). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $17,500 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of the Company's line of credit and assumes no change in the volume, index or composition of debt at June 24, 2004. The balance outstanding on the Revolving Line of Credit at May 17, 2004 is $800,000. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's chief executive officer and its principal accounting officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in the rules under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are effective and sufficient to ensure that the Company records, processes, summarizes and reports information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Act within the time period specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

        The Company's chief executive officer and its principal accounting officer, in the course of evaluating the Company's disclosure controls and procedures, did not identify any change in the Company's internal control over financial reporting (as defined in the rules under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
  (b)
  Current Reports on Form 8-K:

    A Current Report on Form 8-K dated February 20, 2004 was filed to report the Company's press release announcing that its Board of Directors declared the Company's initial annual dividend and also declared a special dividend. Both the annual and special dividends were payable on June 1, 2004 to stockholders of record on May 7, 2004. The information was reported under Items 5 and 7 of Form 8-K.

    A Current Report on Form 8-K dated January 28, 2004 was filed to report the Company's change in certifying accountant. The information was reported under Items 4 and 7 of Form 8-K.

    There were no other items to be reported under Part II of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES
June 29, 2004	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer

June 29, 2004	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer

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