Form 10-Q
period 2004-08-09
STAR BUFFET INC
filed 2004-09-20
CIK 1043156

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 9, 2004
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 14, 2004, there were 2,950,000 shares of Common Stock, $0.001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 9, 2004	January 26, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,000	$445,000
Current portion of notes receivable	18,000	17,000
Receivables	328,000	377,000
Inventories	540,000	494,000
Deferred income taxes	163,000	162,000
Prepaid expenses	417,000	124,000
Property held for sale	931,000	931,000

Total current assets	2,517,000	2,550,000

Property, buildings and equipment, net	25,742,000	24,499,000

Real property and equipment under capitalized leases, net	1,082,000	1,153,000

Other assets:
Notes receivable, net of current portion	2,860,000	2,878,000
Deposits and other	296,000	276,000

Total other assets	3,156,000	3,154,000

Deferred income taxes, net	536,000	590,000
Intangible assets:
Goodwill	2,907,000	2,907,000
Other intangible assets, net	876,000	931,000

Total intangible assets	3,783,000	3,838,000

Total assets	$36,816,000	$35,784,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$2,031,000	$2,798,000
Payroll and related taxes	1,346,000	1,280,000
Sales and property taxes	1,182,000	806,000
Rent, licenses and other	313,000	475,000
Income taxes payable	565,000	356,000
Revolving line of credit	1,500,000	1,900,000
Current maturities of obligations under long-term debt	560,000	329,000
Current maturities of obligations under capital leases	104,000	96,000

Total current liabilities	7,601,000	8,040,000

Deferred rent payable	821,000	896,000
Other long-term liability	68,000	101,000
Capitalized lease obligations, net of current maturities	1,595,000	1,655,000
Long-term debt, net of current maturities	5,315,000	3,987,000

Total liabilities	15,400,000	14,679,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(698,000)	(1,330,000)
Retained earnings	5,760,000	6,081,000

Total stockholders' equity	21,416,000	21,105,000

Total liabilities and stockholders' equity	$36,816,000	$35,784,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
Total revenues	$15,539,000	$16,259,000	$37,091,000	$38,696,000
Costs and expenses
Food costs	5,316,000	5,451,000	12,730,000	12,978,000
Labor costs	5,127,000	5,496,000	12,191,000	12,976,000
Occupancy and other expenses	3,005,000	3,301,000	7,149,000	7,708,000
General and administrative expenses	552,000	511,000	1,529,000	1,334,000
Depreciation and amortization	666,000	708,000	1,550,000	1,732,000
Impairment of long-lived assets	—	—	—	180,000

Total costs and expenses	14,666,000	15,467,000	35,149,000	36,908,000

Income from operations	873,000	792,000	1,942,000	1,788,000
Interest expense	(139,000)	(166,000)	(326,000)	(388,000)
Interest income	1,000	48,000	5,000	117,000
Gain from legal settlement	—	—	—	400,000
Other income	65,000	39,000	146,000	66,000

Income before income taxes	800,000	713,000	1,767,000	1,983,000
Income taxes	274,000	244,000	612,000	685,000

Net income	$526,000	$469,000	$1,155,000	$1,298,000

Net income per common share—basic	$0.18	$0.16	$0.39	$0.44

Net income per common share—diluted	$0.17	$0.16	$0.36	$0.44

Weighted average shares outstanding—basic	2,950,000	2,950,000	2,950,000	2,950,000

Weighted average shares outstanding—diluted	3,184,675	2,950,000	3,184,675	2,950,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003
Cash flows from operating activities:
Net income (loss)	$1,155,000	$1,298,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,550,000	1,732,000
Amortization of loan cost	—	67,000
Impairment of long-lived assets	—	180,000
Deferred income taxes	53,000	475,000
Change in operating assets and liabilities:
Receivables	49,000	(108,000)
Inventories	(46,000)	49,000
Prepaid expenses	(293,000)	(370,000)
Deposits and other	(20,000)	37,000
Deferred rent payable	(75,000)	(168,000)
Accounts payable-trade	(767,000)	(333,000)
Income taxes payable	209,000	123,000
Other accrued liabilities	249,000	(167,000)

Total adjustments	909,000	1,517,000

Net cash provided by operating activities	2,064,000	2,815,000
Cash flows from investing activities:
Loan repayment by officer	632,000	—
Interest income	(5,000)	—
Receipts from payments on notes receivable	20,000	64,000
Acquisition of property, buildings and equipment	(2,656,000)	(1,535,000)
Proceeds from sale of property, buildings and equipment	—	1,159,000

Net cash used in investing activities	(2,009,000)	(312,000)
Cash flows from financing activities:
Reduction in bank overdraft	—	(1,306,000)
Payments on long term debt	(241,000)	(3,478,000)
Proceeds from issuance of long-term debt	1,800,000	2,950,000
Payments on line of credit, net	(400,000)	—
Capitalized loan costs	(12,000)	—
Principal payment on capitalized lease obligations	(52,000)	(58,000)
Dividends paid	(1,475,000)	—

Net cash used in financing activities	(380,000)	(1,892,000)

Net (decrease) increase in cash and cash equivalents	(325,000)	611,000
Cash and cash equivalents at beginning of period	445,000	433,000

Cash and cash equivalents at end of period	$120,000	$1,044,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$324,000	$328,000

Income taxes	$350,000	$51,000

Non cash investing and financing activities:
Reclassification of property held for sale to property, buildings and equipment	$—	$52,000
Exchange of property, buildings and equipment for notes receivable	$—	$100,000
Exchange of property rental for repair services	$2,000	$—

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

        The following is a summary of the Company's restaurant properties as of August 9, 2004. The HomeTown Buffet segment includes the Company's 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes five JJ North's Country Buffet restaurants and one North's Star Buffet Restaurant. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also includes four non-operating properties. The JB's Restaurants segment includes the Company's eight JB's Restaurants and one non-operating property.

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	3	—	1	5	4	13
Leased	13	2	5	6	5	31

Total	16	2	6	11	9	44

        As of August 9, 2004, the Company's operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	11	—	11
Idaho	—	—	2	—	—	2
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	6	11	9	44

        As of August 9, 2004, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1

Total	—	—	—	4	1	5

        The operating results for the 12-week period ended August 9, 2004 included operations shown in the tables above and the fixed charges for five restaurants closed for the entire quarter. One non-operating restaurant is for sale and is recorded as property held for sale. The four remaining closed restaurants have been leased. During the third quarter of fiscal 2005, an additional restaurant was closed without any closing costs charged to the Company, when the landlord located an alternate tenant and released the Company from its lease obligation.

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

        As of August 11, 2003, the Company's operating and non-operating restaurants are located in the following states:

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

        Three of the non-operating restaurants in Florida are leased to third parties as of August 11, 2003.

        The operating results for the 12-week period ended August 11, 2003 included operations shown in the tables above and the fixed charges for seven restaurants closed for the entire quarter. During the quarter ended August 11, 2003, one operating store was closed resulting from a dispute with a landlord. The Company does not expect to incur any expenses as a result of this restaurant closure. Two non-operating stores continue to be closed at the end of the second quarter of fiscal 2004 for repositioning. Three closed restaurants have been leased.

        The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

Note (B) Related Party Transactions

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock prior to the enactment of Sarbanes-Oxley Act of 2002. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with M&I Marshall & Ilsley Bank. The current rate is approximately 3.2% for the second quarter of fiscal 2005. At August 9, 2004, the loans totaled $698,000 ($1,330,000 at January 26, 2004). Mr. Wheaton made a principal payment on June 7, 2004, reducing the loan balance to approximately $698,000.

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

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets presented in the consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not individual segments. Certain corporate overhead income and expenses in the consolidated statements of operations are included in the column titled "Other" in the table.

28 Weeks Ended August 9, 2004	HomeTown Buffet	Casa Bonita	North's Star(1)	Florida Buffet(2)	JB's(3)	Other	Total
	(Dollars in Thousands)
Revenues	$17,996	$6,085	$2,749	$5,921	$4,340	$—	$37,091
Interest income	—	—	—	—	—	5	5
Interest expense	(104)	—	—	—	—	(222)	(326)
Depreciation & amortization	577	135	204	477	123	34	1,550
Impairment of long-lived assets	—	—	—	—	—	—	—
Income (loss) before income taxes	1,300	1,586	(441)	291	342	(1,311)	1,767

Total assets	13,944	1,623	5,548	9,845	5,525	331	36,816

28 Weeks Ended August 11, 2003
Revenues	$18,806	$5,735	$3,434	$5,987	$4,734	$—	$38,696
Interest income	—	—	—	—	—	117	117
Interest expense	(108)	—	—	—	—	(280)	(388)
Depreciation & amortization	688	132	224	518	150	20	1,732
Impairment of long-lived assets	—	—	166	14	—	—	180
Income (loss) before income taxes	1,500	1,302	(535)	11	292	(587)	1,983

Total assets	13,393	1,629	6,184	10,926	4,946	1,094	38,172

(1)
Included in the North's Star segment for the 28 weeks ended August 11, 2003 is one location closed for the entire 28-week period and one location opened for 12 weeks during the first quarter. These locations represent $245,000 and $0 of net book value of equipment and leasehold improvements included in total assets, respectively, and incurred $69,000 in depreciation and amortization expense. The location opened for 12 weeks had revenues of $138,000 and had $166,000 in impairment of long-lived assets. Both location leases expired prior to August 11, 2003.

(2)
Included in the Florida Buffet segment for the 28 weeks ended August 9, 2004 are four locations closed for the entire 28 weeks of fiscal 2005. These four locations incurred $163,000 of depreciation and amortization, and represented a net book value of equipment of $785,000, buildings of $1,895,000 and land of $1,559,000 included in total assets.

  Included in the Florida Buffet segment for the 28 weeks ended August 11, 2003 are four locations closed for the entire 28 weeks, two locations closed for a portion of the first half of fiscal 2004. These six locations contributed revenues of $291,000, incurred $255,000 of depreciation and amortization, and represented $14,000 in impairment of long-lived assets. These closed locations comprised a net book value of equipment of $1,557,000, buildings of $2,346,000 and land of $2,126,000 included in total assets.

(3)
Included in the JB's segment for the 28 weeks ended August 9, 2004 is one location closed for the entire 28-week period. This location represents $29,000 and $530,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $18,000 in depreciation and amortization expense. This location has a land value of $228,000 and was leased to a third party during the quarter.

  Included in the JB's segment for the 28 weeks ended August 11, 2003 is one location closed for the entire 28-week period and two closed locations that were operated for one and five weeks, respectively, during the quarter. These locations represent $56,000 and $545,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $21,000 in depreciation and amortization expense and one location had a land value of $228,000. The two locations closed during the first half of fiscal 2004 had revenues of $69,000.

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

	Twelve Weeks Ended August 9, 2004	Twelve Weeks Ended August 11, 2003	Twenty-eight Weeks Ended August 9, 2004	Twenty-eight Weeks Ended August 11, 2003
Weighted average common shares outstanding—basic	2,950,000	2,950,000	2,950,000	2,950,000
Dilutive effect of stock options	234,675	—	234,675	—

Weighted average common shares outstanding—diluted	3,184,675	2,950,000	3,184,675	2,950,000

        Average shares used in the 12 weeks ended August 9, 2004 and August 11, 2003 diluted earnings per share computations exclude stock options to purchase 496,000 shares and 733,000 shares, respectively, of common stock due to the market price of the underlying stock being less than the exercise price. Average shares used in the 28 weeks ended August 9, 2004 and August 11, 2003 diluted earnings per share computations exclude stock options to purchase 496,000 shares and 733,000 shares, respectively, of common stock due to the market price of the underlying stock being less than the exercise price.

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

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle, net of a tax benefit of $289,000, in the first quarter of fiscal 2003. SFAS 142 also requires goodwill and indefinite life intangible assets to be tested for impairment on an annual basis. There were not any goodwill impairment losses for the 28-week periods ended August 9, 2004 and August 11, 2003.

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

        The property and equipment includes the following land, equipment and buildings and leaseholds currently in non-operating units at August 9, 2004:

	Current Year to Date
	Asset	Depreciation Expense	Accumulated Depreciation
Land	$1,787,000	$—	$—
Equipment	4,541,000	300,000	2,998,000
Buildings and leaseholds	3,282,000	54,000	857,000

	$9,610,000	$354,000	$3,855,000

        The property and equipment includes the following land, equipment and buildings and leaseholds currently in non-operating units at August 11, 2003:

	Current Year to Date
	Asset	Depreciation Expense	Accumulated Depreciation
Land	$2,354,000	$—	$—
Equipment	4,540,000	343,000	2,416,000
Buildings and leaseholds	3,680,000	51,000	789,000

	$10,574,000	$394,000	$3,205,000

Note (H) Contingencies

        On November 25, 1998, the Company filed an action against North's in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (1) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (2) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to the Company pursuant to the Assignment Agreement dated September 30, 1997 between the Company and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000 and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note ("Star Buffet Promissory Note"). The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserved all rights, claims and defenses with respect to the extent and validity of such existing liens.

        On March 2, 2004, the Company filed an action against North's in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. At August 9, 2004, the note receivable is recorded as a long-term receivable. The Company has not recorded approximately $237,000 of interest income due from North's. The Company has not provided an allowance for bad debts for the note as of August 9, 2004 as it has determined that the note is adequately collateralized.

        In connection with the Company's employment contract with Robert E. Wheaton, the Company's Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to change of control of the Company or is terminated, unless the termination is for cause. Mr. Wheaton's employment contract includes an annual bonus of $25,000.

        On August 13 and September 4, 2004, Hurricanes Charley and Frances, respectively, made landfall on the Florida coastline resulting in store closures lasting from one to seven days. The loss in revenues was approximately $85,000. The Company anticipates a reduction of $0.01 to $0.02 per common share for additional costs primarily related to cleanup, repairs and loss of food product during the electrical power outage in the third quarter of fiscal 2005. No restaurant suffered property damage.

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

Note (I) Income Taxes

        The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective income tax rate of approximately 35% as of August 9, 2004 and August 11, 2003.

Note (J) Insurance Programs

        The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual liabilities may be materially different from the calculated accruals. The Company had general liability insurance reserves of $28,500 and $44,000 for the 28-week periods ended August 9, 2004 and August 11, 2003, respectively.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report. In addition, the following discussion should be read in conjunction with Management's Discussion and Analysis and the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2004. Results of operations for the 12 and 28 week periods ended August 9, 2004 are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Comparability of future periods may from time to time be affected by the implementation of the Company's acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company's results of operations.

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

Results of Operations

        Consolidated net income for the 12-week period ended August 9, 2004 increased $57,000 to $526,000 or $0.17 per share on a diluted basis as compared with net income of $469,000 for the comparable prior year period. Consolidated net income for the 28-week period ended August 9, 2004 decreased $143,000 to $1,155,000 or $0.36 per share on a diluted basis as compared with net income of $1,298,000 for the comparable prior year period. The increase in net income for the 12-week period ended August 9, 2004 is primarily due to improvements in labor and occupancy costs which were partially offset by higher food and general and administrative costs. Total revenues decreased $720,000 or 4.4% from $16.3 million in the 12 weeks ended August 11, 2003 to $15.5 million in the 12 weeks ended August 9, 2004. The decrease in net income for the 28-week period ended August 9, 2004 is primarily due to a $400,000 gain in the form of a reduction in the Company's accounts payable-trade due to a legal settlement with Alliant in the first quarter of last year. The first quarter last year included impairment charges of $180,000 primarily related to closing one restaurant in the first quarter. Total revenues decreased $1.6 million or 4.1% from $38.7 million in the 28 weeks ended August 11, 2003 to $37.1 million in the 28 weeks ended August 9, 2004. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet and the North's Star divisions and the result of five fewer restaurants in operation this year in the first quarter versus the same period of the prior year. The decline in sales in operating restaurants significantly impacts net income (loss) because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expenses include major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Components of Revenue and Costs of Operations

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

Results of Operations Summary Table

        The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 9, 2004 and August 11, 2003.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	34.2	33.5	34.3	33.5
Labor costs	33.0	33.8	32.9	33.5
Occupancy and other expenses	19.3	20.3	19.3	19.9
General and administrative expenses	3.6	3.2	4.1	3.5
Depreciation and amortization	4.3	4.3	4.2	4.5
Impairment of long-lived assets	—	—	—	0.5

Total costs and expenses	94.4	95.1	94.8	95.4

Income from operations	5.6	4.9	5.2	4.6
Interest expense	(0.9)	(1.0)	(0.9)	(1.0)
Interest income	0.1	0.3	0.1	0.3
Gain from legal settlement	—	—	—	1.0
Other income	0.4	0.2	0.4	0.2

Income before income taxes	5.2	4.4	4.8	5.1
Income taxes	1.8	1.5	1.7	1.8

Net income	3.4%	2.9%	3.1%	3.3%

Effective income tax rate	34.2%	34.2%	34.6%	34.5%

        Total revenues decreased $720,000 or 4.4% from $16.3 million in the 12 weeks ended August 11, 2003 to $15.5 million in the 12 weeks ended August 9, 2004. Total revenues decreased $1.6 million or 4.1% from $38.7 million in the 28 weeks ended August 11, 2003 to $37.1 million in the 28 weeks ended August 9, 2004. The decrease in revenues for the 12 weeks ended August 9, 2004 was primarily attributable to declines in comparable same store sales primarily in the HomeTown Buffet and the North's Star divisions. The decrease in revenues for the 28 weeks ended August 9, 2004 was primarily attributable to declines in comparable same store sales primarily in the HomeTown Buffet and the North's Star divisions and the result of five fewer restaurants in operation this year in the first quarter versus the same period of the prior year.

        Food costs as a percentage of total revenues increased from 33.5% during the 12-week period ended August 11, 2003 to 34.2% during the 12 weeks ended August 9, 2004, and from 33.5% during the 28-week period ended August 11, 2003 to 34.3% during the 28 weeks ended August 9, 2004. The increase for the 12 and 28 weeks as a percentage of total revenues was primarily attributable to higher wholesale food prices in all major food categories, especially meats and dairy, as compared to the same period last year. Each restaurant segment experienced a higher food cost than the same period last year except Casa Bonita which had a lower food cost in the second quarter and the same food cost for the 28-week period.

        Labor costs as a percentage of total revenues decreased from 33.8% during the 12-week period ended August 11, 2003 to 33.0% during the 12-week period ended August 9, 2004 and actual costs decreased by $135,000. Labor costs as a percentage of total revenues decreased from 33.5% during the 28-week period ended August 11, 2003 to 32.9% during the 28-week period ended August 9, 2004 and actual labor costs declined by $785,000. The decrease in labor dollars and as a percentage of revenue resulted from the elimination of labor inefficiencies.

        Occupancy and other expenses as a percentage of total revenues decreased from 20.3% during the 12-week period ended August 11, 2003 to 19.3% during the 12-week period ended August 9, 2004. Occupancy and other expenses as a percentage of total revenues decreased from 19.9% during the 28-week period ended August 11, 2003 to 19.3% during the 28-week period ended August 9, 2004. The decrease as a percentage of total revenues for the 12-week period ended August 9, 2004 was primarily attributable to lower property rental costs of $136,000 due to fewer locations and lower advertising costs of $80,000. The decrease as a percentage of total revenues for the 28-week period ended August 9, 2004 was primarily attributable to lower property rental costs of $143,000, lower insurance costs of $76,000, lower other controllable costs consisting primarily of janitorial costs of $92,000 and lower advertising of $70,000.

        General and administrative costs as a percentage of revenues increased from 3.2% during the 12-week period ended August 11, 2003 to 3.6% during the 12-week period ended August 9, 2004. General and administrative costs as a percentage of revenues increased from 3.5% during the 28-week period ended August 11, 2003 to 4.1% during the 28-week period ended August 9, 2004. The increase for the 12-week period ended August 9, 2004 was primarily attributable to higher corporate insurance costs of $142,000 partially offset by lower corporate payroll of $24,000 and lower other corporate expenses of $72,000 which includes travel, audit fees, royalties, and telephone among other expenses. The increase for the 28-week period ended August 9, 2004 was primarily attributable to higher corporate insurance costs of $386,000 partially offset by lower corporate payroll of $87,000 and lower other corporate expenses of $104,000 which includes travel, audit fees, royalties, and telephone among other expenses.

        Depreciation and amortization as a percentage of total revenues remained approximately the same as a percentage of revenues during the 12-week period ended August 11, 2003 and August 9, 2004. Depreciation and amortization as a percentage of total revenues decreased from 4.5% during the 28-week period ended August 11, 2003 to 4.2% during the 28-week period ended August 9, 2004. The decrease is primarily attributable to certain equipment and impaired assets being fully depreciated for the 28-week period ended August 9, 2004.

        Impairment of long-lived assets as a percentage of total revenues was 0.5% for the 28 weeks ended August 11, 2003. There was no similar charge in the 28 weeks ended August 9, 2004. The impairment in the prior year was a result of the closure of one JJ North's Country Buffet in the first quarter.

        Interest expense as a percentage of total revenues decreased from 1.0% during the 12-week period ended August 11, 2003 to 0.9% during the 12-week period ended August 9, 2004, and from 1.0% during the 28-week period ended August 11, 2003 to 0.9% during the 28-week period ended August 9, 2004. The decrease as a percentage of total revenues was primarily attributable to lower debt balances. The average balance was approximately $7,195,000 and approximately $9,027,000 for the 12-week periods ended August 9, 2004 and August 11, 2003, respectively. The average balance was approximately $7,128,000 and approximately $8,502,000 for the 28-week periods ended August 9, 2004 and August 11, 2003, respectively.

        Interest income decreased from $48,000 for the 12-week period ended August 11, 2003 to $1,000 for the 12-week period ended August 9, 2004. Interest income decreased from $117,000 for the 28-week period ended August 11, 2003 to $5,000 for the 28-week period ended August 9, 2004. The interest income was generated by the Company's cash and outstanding notes receivable balances. The decrease in interest income is primarily attributable to the Company's decision not to record interest income on the note receivable with North's Restaurants, Inc. since July 26, 2003. The Company has not provided an allowance for bad debts for the note as it has determined that the note is adequately collateralized.

        Other income is rental income from the Company's leased properties. Rental income was $65,000 and $146,000 for three properties leased for the entire 12 and 28-week periods ended August 11, 2004, respectively. For the 12 and 28-week periods ended August 11, 2003, rental income was $39,000 and $66,000 which included three properties leased for 28, 18 and 14 weeks, respectively.

Impact of Inflation

        The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the federal and local minimum wage has resulted in higher labor costs to the Company and may also result in higher costs in the future. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food costs. The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, it could do so in a short period of time.

Liquidity and Capital Resources

        The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

        As of August 9, 2004, the Company had $120,000 in cash. Cash and cash equivalents decreased by $325,000 during the 28 weeks ended August 9, 2004. Total cash provided by operations was approximately $2.1 million as compared to approximately $2.8 million in the 28 weeks ended August 11, 2003. The Company used approximately $285,000 on capital expenditures and $2,371,000 for property acquisitions. Total debt increased by approximately $1,162,000 in the second quarter of fiscal 2005 and decreased by approximately $3,000 in the first quarter of fiscal 2005 for an increase of approximately $1,159,000 for the 28-weeks ended August 9, 2004, net of repayments. Mr. Wheaton made a principal payment on June 7, 2004, reducing his loan balance to approximately $698,000.

        The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than new construction cost. Management estimates the cost of acquiring and converting a leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

        On October 28, 2003, the Company entered into a $3.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the "Revolving Line of Credit"). The Revolving Line of Credit refinanced a revolving credit facility the Company previously had with FleetBoston Financial Corporation and provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, requires the maintenance of certain fixed charge coverage ratios, and requires the Company to meet other financial covenants. The Company is currently in compliance with these covenants. All outstanding amounts under the Revolving Line of Credit become due October 31, 2004. The Company will seek to renew or replace the Revolving Line of Credit by October 2004. The Revolving Line of Credit balance was $1,500,000 and $1,100,000 on August 9, 2004 and September 14, 2004, respectively. The Company had

$1,500,000 and $1,900,000 available for borrowing on August 9, 2004 and September 14, 2004, respectively.

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

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which was reported as a cumulative effect of a change in accounting principle, net of a tax benefit of $289,000, in the first quarter of 2003. The Company reviews the carrying value of goodwill on an ongoing basis and tests for impairment annually or whenever a change in circumstance or a development indicates that an impairment may have occurred. In the event that the Company determines that an impairment has occurred, the amount of the impairment would be a non-cash charge to operations in the period in which it was incurred and would reduce net income for that period. This could materially adversely affect the results of operations of the Company in any particular period.

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

        Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. The amount of the charge would be a non-cash expense in the period in which it was incurred and would reduce net income for that period. This could materially adversely affect the results of operations of the Company in any particular period.

  Insurance Programs

        The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy.

Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $28,500 and $44,000 for the 28-week periods ended August 9, 2004 and August 11, 2003, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's principal exposure to financial market risks is the impact that interest rate changes could have on its $3.0 million Revolving Line of Credit, of which $1,100,000 was outstanding as of September 14, 2004. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 3.2% in the second quarter of fiscal 2005). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $11,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of the Company's line of credit and assumes no change in the volume, index or composition of debt at September 14, 2004. The balance outstanding on the Revolving Line of Credit at August 9, 2004 was $1,500,000. All of our business is transacted in U.S. dollars.

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

        On November 25, 1998, the Company filed an action against North's in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (1) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (2) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to the Company pursuant to the Assignment Agreement dated September 30, 1997 between the Company and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000 and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note ("Star Buffet Promissory Note"). The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserved all rights, claims and defenses with respect to the extent and validity of such existing liens.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders was held on June 28, 2004. Of the 2,950,000 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 2,629,881 common shares, representing 89.15% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following matters were voted upon at the stockholders' meeting:

        1.     Each of the six nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2005 or until their successors are elected and qualified:

	Number of Votes Cast
Name	For	Authority Withheld
Robert E. Wheaton	2,625,781	4,100
Thomas G. Schadt	2,625,781	4,100
Phillip "Buddy" Johnson	2,625,781	4,100
Craig B. Wheaton	2,625,781	4,100
B. Thomas M. Smith, Jr.	2,625,781	4,100
Todd S. Brown	2,625,781	4,100

        2.     The ratification of the selection of Mayer Hoffman McCann P.C. as independent public accountants of the Company for the current fiscal year was approved by the following vote:

Votes Cast	Number of Shares
For	2,627,581
Against	1,800
Abstain	500
Broker Non-Votes	320,119

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are attached to this report:

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Star Buffet, Inc. 1997 Stock Incentive Plan (the "1997 Plan")**
10.2	Form of Stock Option Agreement for the 1997 Plan**
10.3	Form of Indemnification Agreement**
10.5	Form of Franchise Agreement with HomeTown Buffet, Inc.**
10.6.2	Amended and Restated Credit Agreement dated as of September 30, 1997 between the Company and North's Restaurants, Inc. (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
10.8	Form of Contribution Agreement among CKE Restaurants, Inc., Summit Family Restaurants Inc. and the Company*
10.11	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and JB's Restaurants, Inc.*
10.12	License Agreement with CKE Restaurants, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.13	Settlement Agreement with HomeTown Buffet, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.14	Asset Purchase Agreement among Summit Family Restaurants Inc. and JB's Family Restaurants, Inc., dated February 10, 1998 (incorporated by reference to the Company's filing on Form 8-K on March 9, 1998)
10.17	Revolving Line of Credit with M&I Marshall & Ilsley Bank dated October 28, 2003 (incorporated by reference to the Company's filing on Form 10-Q on December 15, 2003)
14.1	Code of Ethics (incorporated by reference to the Company's filing on Form 10-K on April 23, 2004)
16.1	Letter from Grant Thornton LLP (incorporated by reference to the Company's filing on Form 8-K on January 28, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

**
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

(b)
Current Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended August 9, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES

September 17, 2004	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer

September 17, 2004	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer