Form 10-Q
period 2004-11-01
STAR BUFFET INC
filed 2004-12-16
CIK 1043156

Use these links to rapidly review the document
STAR BUFFET, INC. AND SUBSIDIARIES INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 1, 2004
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 7, 2004, there were 2,950,000 shares of the registrant's Common Stock, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1, 2004	January 26, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,000	$445,000
Current portion of notes receivable	18,000	17,000
Receivables	221,000	377,000
Inventories	505,000	494,000
Deferred income taxes	168,000	162,000
Prepaid expenses	351,000	124,000
Property held for sale	—	931,000

Total current assets	1,346,000	2,550,000

Property, buildings and equipment:
Property, buildings and equipment, net	18,286,000	18,391,000
Property and equipment leased to third parties, net	4,405,000	3,734,000
Property, buildings and equipment held for future use	2,618,000	2,374,000
Property and equipment under capitalized leases, net	1,052,000	1,153,000
Property held for sale	931,000	—

Total property, buildings and equipment	27,292,000	25,652,000

Other assets:
Notes receivable, net of current portion	2,860,000	2,878,000
Deposits and other	233,000	276,000

Total other assets	3,093,000	3,154,000

Deferred income taxes, net	588,000	590,000
Intangible assets:
Goodwill	2,823,000	2,907,000
Other intangible assets, net	851,000	931,000

Total intangible assets	3,674,000	3,838,000

Total assets	$35,993,000	$35,784,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	November 1, 2004	January 26, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$2,050,000	$2,798,000
Payroll and related taxes	1,184,000	1,280,000
Sales and property taxes	1,008,000	806,000
Rent, licenses and other	374,000	475,000
Income taxes payable	542,000	356,000
Revolving line of credit	400,000	1,900,000
Current maturities of obligations under long-term debt	552,000	329,000
Current maturities of obligations under capital leases	111,000	96,000

Total current liabilities	6,221,000	8,040,000

Deferred rent payable	759,000	896,000
Other long-term liability	68,000	101,000
Capitalized lease obligations, net of current maturities	1,566,000	1,655,000
Long-term debt, net of current maturities	6,116,000	3,987,000

Total liabilities	15,230,000	14,679,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized—1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized—8,000,000 shares; issued and outstanding—2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(698,000)	(1,330,000)
Retained earnings	5,607,000	6,081,000

Total stockholders' equity	21,263,000	21,105,000

Total liabilities and stockholders' equity	$35,993,000	$35,784,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
Total revenues	$13,269,000	$14,378,000	$50,360,000	$53,073,000
Costs and expenses
Food costs	4,611,000	4,816,000	17,341,000	17,794,000
Labor costs	4,577,000	4,943,000	16,767,000	17,919,000
Occupancy and other expenses	2,876,000	3,121,000	10,025,000	10,829,000
General and administrative expenses	540,000	645,000	2,070,000	1,978,000
Depreciation and amortization	531,000	574,000	1,828,000	1,997,000
Impairment of long-lived assets	262,000	128,000	516,000	617,000

Total costs and expenses	13,397,000	14,227,000	48,547,000	51,134,000

(Loss) income from operations	(128,000)	151,000	1,813,000	1,939,000
Interest expense	(167,000)	(155,000)	(493,000)	(543,000)
Interest income	—	50,000	5,000	168,000
Reversal of litigation accrual	—	—	—	400,000
Other income	67,000	99,000	213,000	165,000

Income (loss) before income taxes	(228,000)	145,000	1,538,000	2,129,000
Income taxes (benefit)	(75,000)	50,000	537,000	735,000

Net (loss) income	$(153,000)	$95,000	$1,001,000	$1,394,000

Net (loss) income per common share—basic	$(0.05)	$0.03	$0.34	$0.47

Net (loss) income per common share—diluted	$(0.05)	$0.03	$0.31	$0.47

Weighted average shares outstanding—basic	2,950,000	2,950,000	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000	3,184,375	2,950,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Forty Weeks Ended
	November 1, 2004	November 3, 2003
Cash flows from operating activities:
Net income (loss)	$1,001,000	$1,394,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,807,000	1,997,000
Amortization of loan cost	21,000	95,000
Impairment of long-lived assets	516,000	617,000
Deferred income taxes	(4,000)	682,000
Change in operating assets and liabilities:
Receivables	156,000	74,000
Inventories	(11,000)	72,000
Prepaid expenses	(227,000)	(295,000)
Deposits and other	43,000	(33,000)
Deferred rent payable	(137,000)	(176,000)
Accounts payable-trade	(748,000)	(565,000)
Income taxes payable	186,000	—
Other accrued liabilities	(26,000)	(171,000)

Total adjustments	1,576,000	2,297,000

Net cash provided by operating activities	2,577,000	3,691,000
Cash flows from investing activities:
Loan to officer	632,000	—
Interest income	(3,000)	—
Receipts from payments on notes receivable	20,000	26,000
Acquisition of property, buildings and equipment	(2,863,000)	(1,637,000)
Proceeds from sale of property, buildings and equipment	—	1,159,000

Net cash used in investing activities	(2,214,000)	(452,000)
Cash flows from financing activities:
Reduction in bank overdraft	—	(1,306,000)
Payments on long term debt	(724,000)	(7,344,000)
Proceeds from issuance of long-term debt	3,075,000	5,349,000
Payments on line of credit, net	(1,500,000)	—
Capitalized loan costs	(27,000)	(19,000)
Principal payment on capitalized lease obligations	(74,000)	(78,000)
Dividends paid	(1,475,000)	—

Net cash used in financing activities	(725,000)	(3,398,000)

Net (decrease) increase in cash and cash equivalents	(362,000)	(159,000)
Cash and cash equivalents at beginning of period	445,000	433,000

Cash and cash equivalents at end of period	$83,000	$274,000

(Continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Forty Weeks Ended
	November 1, 2004	November 3, 2003
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$491,000	$455,000
Income taxes	$354,000	$52,000
Non cash investing and financing activities:
Reclassification of property held for sale to property, buildings and equipment	$—	$52,000
Exchange of property, buildings and equipment for notes receivable	$—	$100,000
Exchange of property rental for repair services	$2,000	$—

        During the forty weeks ended November 3, 2003, the Company reclassified net assets totaling $931,000 from property, buildings and equipment to net assets held for sale; these assets were classified as current prior to the third quarter of fiscal 2005. The amount reclassified included land of $567,000 and buildings of $364,000.

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

        The following is a summary of the Company's restaurant properties as of November 1, 2004. The HomeTown Buffet segment includes the Company's 15 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes three JJ North's Country Buffet restaurants. This segment also included one non-operating property. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included four non-operating properties. The JB's Restaurants segment includes the Company's seven JB's Restaurants. This segment also included two non-operating properties.

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	3	—	1	5	4	13
Leased	12	2	3	6	5	28

Total	15	2	4	11	9	41

        As of November 1, 2004, the Company's operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	1	1	—	—	—	2
Florida	—	—	—	11	—	11
Idaho	—	—	1	—	—	1
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	1	—	—	1
Wyoming	1	—	—	—	1	2

Total	15	2	4	11	9	41

        As of November 1, 2004, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	—	—	1	—	—	1
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1
Wyoming	—	—	—	—	1	1

Total	—	—	1	4	2	7

        The operating results for the 12-week period ended November 1, 2004 included operations shown in the tables above and the fixed charges for five restaurants operating for two, six, six, seven and 11 weeks, respectively, and for five restaurants closed for the entire quarter. One non-operating restaurant is for sale and is recorded as property held for sale. The four remaining closed restaurants have been leased.

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

        As of November 3, 2003, the Company's operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	11	—	11
Idaho	—	—	2	—	—	2
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2

Total	16	2	6	11	9	44

        As of November 3, 2003, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1

Total	—	—	—	4	1	5

        The operating results for the 12-week period ended November 3, 2003 included operations shown in the tables above and the fixed charges for six restaurants closed for the entire quarter. During the forty weeks ended November 3, 2003, one operating store was closed resulting from a dispute with a landlord. The Company does not expect to incur any expenses as a result of this restaurant closure. One non-operating store continues to be closed at the end of the third quarter of fiscal 2004 for repositioning and one non-operating restaurant is for sale and is recorded as property held for sale. The three remaining closed restaurants have been leased.

        The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

        Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Note (B) Related Party Transactions

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock prior to the enactment of Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 49% of the Company's outstanding common shares and may the effective power to elect members of the board of the director and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulate that the president will repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he receives a lump sum payment per a termination clause or six month's after the termination of his employment. It is anticipated that the loans will be repaid in cash from the personal assets of Mr. Wheaton. Management has elected not to record any interest income on the loans until the interest income is paid. The current rate is approximately 4.2% for the third quarter of fiscal 2005. At November 1, 2004, the loans totaled $698,000 ($1,330,000 at January 26, 2004).

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

40 Weeks Ended November 1, 2004	HomeTown Buffet	Casa Bonita	North's Star(1)	Florida Buffet(2)	JB's(3)	Other	Total
	(Dollars in Thousands)
Revenues	$24,677	$8,050	$3,578	$7,987	$6,068	$—	$50,360
Interest income	—	—	—	—	—	5	5
Interest expense	(148)	—	—	—	—	(345)	(493)
Depreciation & amortization	835	184	278	681	181	(331)	1,828
Impairment of long-lived assets	—	—	136	—	—	380	516
Income (loss) before income taxes	1,492	1,905	(775)	229	487	(1,800)	1,538
Total assets	13,703	1,545	5,258	9,668	5,549	270	35,993
40 Weeks Ended November 3, 2003
Revenues	$26,004	$7,637	$4,750	$8,092	$6,590	$—	$53,073
Interest income	—	—	—	—	—	168	168
Interest expense	(155)	—	—	—	—	(388)	(543)
Depreciation & amortization	949	190	320	742	206	(410)	1,997
Impairment of long-lived assets	—	—	166	14	—	437	617
Income (loss) before income taxes	1,832	1,576	(704)	(13)	411	(973)	2,129
Total assets	12,917	1,567	6,116	10,813	4,916	85	36,414

(1)
Included in the reportable segment for the 40 weeks ended November 1, 2004 is one location opened for two weeks during the third quarter and two locations opened for six weeks during the third quarter. These locations represent $184,000, $510,000 and $224,000 of net book value of equipment, buildings and land included in total assets, respectively, and incurred $141,000 in depreciation and amortization expense. These locations contributed revenues of $1,283,000 and incurred $51,000 in impairment of long-lived assets and $85,000 of goodwill impairments.

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

(2)
Included in the reportable segment for the 40 weeks ended November 1, 2004 are four locations closed for the entire 40 weeks of fiscal 2005. These four locations incurred $319,000 of depreciation and amortization, and represented a net book value of equipment of $1,076,000, buildings of $1,876,000 and land of $1,559,000 included in total assets.

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

(3)
Included in the reportable segment for the 40 weeks ended November 1, 2004 is one location closed for the entire 40-week period and one location operating 11 weeks of the third quarter. These locations represent $45,000, $920,000 and $158,000 of net book value of equipment, buildings and land included in total assets, respectively, and incurred $37,000 in depreciation and amortization expense. One location contributed $353,000 in revenues and the other location has a land value of $228,000 and was leased to a third party during the quarter.

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

	Twelve Weeks Ended November 1, 2004	Twelve Weeks Ended November 3, 2003	Forty Weeks Ended November 1, 2004	Forty Weeks Ended November 3, 2003
Weighted average common shares outstanding—basic	2,950,000	2,950,000	2,950,000	2,950,000
Dilutive effect of stock options	—	—	234,375	—

Weighted average common shares outstanding—diluted	2,950,000	2,950,000	3,184,375	2,950,000

        Had the Company recognized net income in the twelve week period ended November 1, 2004, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 234,375.

        Average shares used in the 12 weeks ended November 1, 2004 and November 3, 2003 diluted earnings per share computations exclude stock options to purchase 497,000 shares and 733,000 shares, respectively, of common stock due to the market price of the underlying stock being less than the exercise price. Average shares used in the 40 weeks ended November 1, 2004 and November 3, 2003 diluted earnings per share computations exclude stock options to purchase 497,000 shares and 733,000 shares, respectively, of common stock due to the market price of the underlying stock being less than the exercise price. The effects of common stock equivalents have not been included in the third quarter 2005 diluted loss per share, as their effect would have been anti-dilutive.

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

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This has resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 reported in the first quarter of fiscal 2003. SFAS 142 also requires goodwill and indefinite life intangible assets to be tested for impairment on an annual basis or when triggering events may occur. We review these assets annually and when a triggering event occurs for potential impairment issues. The Company identified $85,000 and $0 of goodwill impairment losses for the 40-week periods ended November 1, 2004 and November 3, 2003, respectively.

Note (F) Inventories

        Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (G) Properties, Buildings and Equipment

Properties, Buildings and Equipment and Real Property Under Capitalized Leases

        The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determines that an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Property and Equipment Leased to Third Parties

        The Company has four locations currently leased to third parties and had three locations leased to third parties on January 26, 2004. The four locations have equipment, buildings and land value of $208,000, $2,410,000 and $1,787,000, respectively, on November 1, 2004 and $234,000, $1,941,000 and $1,559,000, respectively, on January 26, 2004.

Properties, Buildings and Equipment Held for Future Use

        The other property and equipment includes the following land, equipment and buildings and leaseholds currently in non-operating units at November 1, 2004:

	Carrying Value of Asset	Current Year to Date Impairment Expense
Land	$382,000	$—
Equipment	1,339,000	6,000
Buildings and leaseholds	897,000	374,000

	$2,618,000	$380,000

        The property and equipment includes the following land, equipment and buildings and leaseholds currently in non-operating units at January 26, 2004:

	Carrying Value of Asset	Prior Year to Date Impairment Expense
Land	$228,000	$—
Equipment	1,608,000	16,000
Buildings and leaseholds	538,000	421,000

	$2,374,000	$437,000

Property Held for Sale

The Company currently has one location in Florida held for sale.

Note (H) Contingencies

        On November 25, 1998, the Company filed an action against North's in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (1) the Company fraudulently induced North's to enter into various agreements with the Company relating to the Company's acquisition of seven JJ North's Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North's and (2) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the prior Term Note have no further force or effect and that the security interest transferred to the Company pursuant to the Assignment Agreement dated September 30, 1997 between the Company and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the "Security Agreement"). The Company and North's agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000 and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note ("Star Buffet Promissory Note"). The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's agreed that the Company's existing liens encumbering certain property of North's remained in place and continue to secure North's obligations to the Company, and the Company and North's reserved all rights, claims and defenses with respect to the extent and validity of such existing liens.

        On March 2, 2004, the Company filed an action against North's in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. A trial date has not been set. Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North's since August 2003. The Company's note is secured. Security for the note includes all real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of November 1, 2004.

        In connection with the Company's employment contract with Robert E. Wheaton, the Company's Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause. Mr. Wheaton's employment contract also includes an annual bonus of $25,000.

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

Note (I) Income Taxes

        The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective federal tax rate of approximately 35% as of November 1, 2004 and November 3, 2003.

Note (J) Insurance Programs

        The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $31,000 and $100,000 for the 40-week periods ended November 1, 2004 and November 3, 2003, respectively.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company's audited financial statements and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2004. Comparability of periods may be affected by the closure of restaurants or the implementation of the Company's acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company's results of operations in any individual period.

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

Overview

        Consolidated net income for the 12-week period ended November 1, 2004 decreased $248,000 to a loss of $153,000 or ($0.05) per share on a basic and diluted basis as compared with net income of $95,000 for the comparable prior year period. Consolidated net income for the 40-week period ended November 1, 2004 decreased $393,000 to $1,001,000 or $0.34 on a basic per share basis—or $0.31 per share on a diluted basis as compared with net income of $1,394,000 for the comparable prior year period. The decrease in net income for the 12-week period ended November 1, 2004 is primarily due to impairment costs of $136,000 from closing five restaurants and lower interest income of $50,000. The decrease in net income for the 40-week period ended November 1, 2004 is primarily due to the settlement of a legal action and the related $400,000 reversal of a litigation accrual in the Company's accounts with Alliant in the first quarter of last year. The first quarter of last year also included impairment charges of $180,000 primarily related to closing one restaurant in the first quarter. Total revenues decreased $1.1 million or 7.7% from $14.4 million in the 12 weeks ended November 3, 2003 to $13.3 million in the 12 weeks ended November 1, 2004. Total revenues decreased $2.7 million or 5.1% from $53.1 million in the 40 weeks ended November 3, 2003 to $50.4 million in the 40 weeks ended November 1, 2004. The decrease in revenues was attributable to declines in comparable same store sales, primarily in the HomeTown Buffet and the North's Star divisions, and the result of five fewer restaurants in operation this year versus the same period of the prior year. The decline in sales in operating restaurants significantly impacts net income (loss) because occupancy, salaries, benefits, and other expenses are primarily fixed in nature other than increased rental payments based on exceeding minimum revenue amount, and generally do not vary significantly with restaurant sales volume. Occupancy and other expenses include major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

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

        Occupancy and other expenses are primarily fixed in nature and generally do not vary with restaurant sales volume, other than certain leases that provide for additional rent based on sales volume over specified minimums. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

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

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 1, 2004 and November 3, 2003.

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Food costs	34.7	33.5	34.4	33.5
Labor costs	34.5	34.4	33.3	33.8
Occupancy and other expenses	21.7	21.7	19.9	20.4
General and administrative expenses	4.1	4.5	4.1	3.7
Depreciation and amortization	4.0	4.0	3.7	3.8
Impairment of long-lived assets	2.0	0.9	1.0	1.1

Total costs and expenses	101.0	99.0	96.4	96.3

Income from operations	(1.0)	1.0	3.6	3.7
Interest expense	(1.3)	(1.1)	(1.0)	(1.0)
Interest income	—	0.4	—	0.3
Reversal of litigation accrual	—	—	—	0.7
Other income	0.5	0.7	0.4	0.3

Income before income taxes	(1.8)	1.0	3.0	4.0
Income taxes	(0.6)	0.3	1.0	1.4

Net income	(1.2)%	0.7%	2.0%	2.6%

Effective income tax rate	(32.9)%	34.5%	34.9%	34.5%

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

40 Weeks Ended November 1, 2004	HomeTown Buffet(1)	Casa Bonita(2)	North's Star(3)	Florida Buffet(4)	JB's(5)	Other	Total
	(Dollars in Thousands)
Revenues	$24,677	$8,050	$3,578	$7,987	$6,068	$—	$50,360
Food cost	9,015	1,877	1,529	2,909	2,011	—	17,341
Labor cost	7,724	2,561	1,416	2,730	2,336	—	16,767
Interest income	—	—	—	—	—	5	5
Interest expense	(148)	—	—	—	—	(345)	(493)
Depreciation & amortization	835	184	278	681	181	(331)	1,828
Impairment of long-lived assets	—	—	136	—	—	380	516
Income (loss) before income taxes	1,492	1,905	(775)	229	487	(1,800)	1,538
40 Weeks Ended November 3, 2003
Revenues	$26,004	$7,637	$4,750	$8,092	$6,590	$—	$53,073
Food cost	9,149	1,790	1,858	2,873	2,124	—	17,794
Labor cost	8,179	2,594	1,813	2,889	2,444	—	17,919
Interest income	—	—	—	—	—	168	168
Interest expense	(155)	—	—	—	—	(388)	(543)
Depreciation & amortization	949	190	320	742	206	(410)	1,997
Impairment of long-lived assets	—	—	166	14	—	437	617
Income (loss) before income taxes	1,832	1,576	(704)	(13)	411	(973)	2,129

(1)
The same store sales declined this year together with higher wholesale food cost resulted in higher food costs for HomeTown Buffet as a percentage of sales.

(2)
Significant sales increases resulted in much lower labor as percent of sales in Casa Bonita this year.

(3)
The same store sales declined and with fewer stores operating the sales were significantly lower. With lower sales this year, the food and labor costs increased as a percentage of sales in North's Star.

(4)
Same store sales increased and the Florida Division had lower labor costs as a percentage of sales this year.

(5)
Same store sales decreased resulting in higher food and labor costs as a percentage of sales this year.

        Total revenues decreased $1,109,000 or 7.7% from $14.4 million in the 12 weeks ended November 3, 2003 to $13.3 million in the 12 weeks ended November 1, 2004. Total revenues decreased $2.7 million or 5.1% from $53.1 million in the 40 weeks ended November 3, 2003 to $50.4 million in the 40 weeks ended November 1, 2004. The decrease in revenues was primarily attributable to declines in comparable same store sales. Management believes the same store sales decrease is primarily due to the slower economy and increased competition in certain areas.

        Food costs as a percentage of total revenues increased from 33.5% during the 12-week period ended November 3, 2003 to 34.7% during the 12 weeks ended November 1, 2004, and from 33.5% during the 40-week period ended November 3, 2003 to 34.4% during the 40 weeks ended November 1, 2004. The increase for the 12 and 40 weeks as a percentage of total revenues was primarily attributable to higher wholesale food prices in all major food categories, especially meats and dairy, as compared to the same period last year.

        Labor costs as a percentage of total revenues increased from 34.4% during the 12-week period ended November 3, 2003 to 34.5% during the 12-week period ended November 1, 2004 and actual costs decreased by $366,000. Labor costs as a percentage of total revenues decreased from 33.8% during the 40-week period ended November 3, 2003 to 33.3% during the 40-week period ended November 1, 2004 and actual labor costs declined by $1,152,000. The decrease in labor dollars and as a percentage of revenue resulted from the elimination of labor inefficiencies from the now closed locations.

        Occupancy and other expenses as a percentage of total revenues remained at 21.7% for both 12-week periods ended November 3, 2003 and November 1, 2004. Occupancy and other expenses as a percentage of total revenues decreased from 20.4% during the 40-week period ended November 3, 2003 to 19.9% during the 40-week period ended November 1, 2004. Though the percentage of total revenues for the 12-week periods ended November 3, 2003 and November 1, 2004 remained the same, the Company's actual costs decreased by $245,000 due to fewer locations and lower revenue in the 12 weeks ended November 1, 2004 compared to the same period of the prior year. The decrease as a percentage of total revenues for the 40-week period ended November 1, 2004 was primarily attributable to lower property rental costs of $275,000, lower insurance costs of $107,000, lower other controllable costs consisting primarily of janitorial and supply costs of $174,000 and lower advertising of $99,000 due primarily to fewer locations and lower revenue.

        General and administrative expenses as a percentage of revenues decreased from 4.5% during the 12-week period ended November 3, 2003 to 4.1% during the 12-week period ended November 1, 2004. General and administrative costs as a percentage of revenues increased from 3.7% during the 40-week period ended November 3, 2003 to 4.1% during the 40-week period ended November 1, 2004. The decrease was primarily attributable to lower field overhead expenses of $10,000 and lower corporate insurance costs of $35,000 for the 12-week period ended November 1, 2004 as compared to the same period of the prior year. The increase for the 40-week period ended November 1, 2004 was primarily attributable to higher corporate insurance costs of $351,000 partially offset by lower corporate payroll of $93,000 and lower other corporate expenses of $150,000 which includes travel, audit fees, royalties and telephone, among other expenses.

        Depreciation and amortization as a percentage of total revenues remained approximately the same as a percentage of revenues during the 12-week period ended November 3, 2003 and November 1, 2004. Depreciation and amortization as a percentage of total revenues decreased from 3.8% during the 40-week period ended November 1, 2003 to 3.7% during the 40-week period ended November 1, 2004. The decrease is primarily attributable to certain equipment and impaired assets being fully depreciated for the 40-week period ended November 1, 2004.

        Impairment of long-lived assets as a percentage of total revenues increased from 0.9% during the 12-week period ended November 1, 2003 to 2.0% during the 12-week period ended November 1, 2004. Impairment of long-lived assets as a percentage of total revenues decreased from 1.1% during the 40-week period ended November 1, 2003 to 1.0% during the 40-week period ended November 1, 2004. The impairment in fiscal 2005 was a result of the closure of three JJ North's Country Buffet restaurants in the third quarter. The impairment in fiscal 2004 was a result of the closure of one JJ North's Country Buffet in the first quarter.

        Interest expense as a percentage of total revenues increased from 1.0% during the 12-week period ended November 3, 2003 to 1.3% during the 12-week period ended November 1, 2004, and remained the same during the 40-week periods ended November 3, 2003 and November 1, 2004. The increase as a percentage of total revenues was primarily attributable to higher debt balances. The average balance was approximately $7,000,000 and approximately $6,300,000 for the 12-week periods ended November 1, 2004 and November 3, 2003, respectively.

        Interest income decreased $50,000 for the 12-week period ended November 1, 2004. Interest income decreased from $163,000 for the 40-week period ended November 3, 2003 to $5,000 for the 40-week period ended November 1, 2004. The interest income was generated by the Company's cash and outstanding notes receivable balances. The decrease in interest income is primarily attributable to the Company's decision not to record interest income on the note receivable with North's Restaurants, Inc. The Company has not recorded approximately $48,000 and $161,000 for the 12- and 40-week periods ended November 1, 2004, respectively, of interest income due from North's. The Company's note is secured. Security for the note includes all real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of November 1, 2004.

        Other income is rental income from the Company's leased properties. Rental income was $57,000 and $203,000 for three properties leased for the entire 12 and 40-week periods ended November 1, 2004, respectively. For the 12 and 40-week periods ended November 3, 2003, rental income was $99,000 and $165,000 which included three properties leased for 40, 30 and 26 weeks, respectively.

Impact of Inflation

        The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing state and local minimum wages has resulted in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have an impact on the Company's food costs. The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, it could do so in a short period of time.

Liquidity and Capital Resources

        The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

        As of November 1, 2004, the Company had $83,000 in cash. Cash and cash equivalents decreased by $362,000 during the 40 weeks ended November 1, 2004. The net working capital deficit was $(5,375,000) and $(5,490,000) at November 1, 2004 and January 26, 2004, respectively. Total cash provided by operations in the 40 weeks ended November 1, 2004 was approximately $2.6 million as compared to approximately $3.7 million in the 40 weeks ended November 3, 2003. The Company used approximately $492,000 on capital expenditures and $2,371,000 for property acquisitions during the 40 weeks ended November 1, 2004. Total debt decreased by approximately $307,000 in the third quarter of fiscal 2005 and increased by approximately $1,162,000 in the second quarter of fiscal 2005 and decreased by approximately $3,000 in the first quarter of fiscal 2005 for an increase of approximately $852,000 for the 40-weeks ended November 1, 2004, net of repayments.

        The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than those associated with the start of a new restaurant. Management estimates the cost of acquiring and converting a leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

        On October 31, 2004, the Company continued with a $1.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the "Revolving Line of Credit"). The Revolving Line of Credit refinanced a revolving credit facility the Company previously had with FleetBoston Financial Corporation and provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. The Company is currently in compliance with these covenants. All outstanding amounts under the Revolving Line of Credit become due October 31, 2005. The Company will seek to renew or replace the Revolving Line of Credit by October 2005. The Revolving Line of Credit balance was $400,000 and $275,000 on November 1, 2004 and December 7, 2004, respectively. The Company had $600,000 and $725,000 available for borrowing on November 1, 2004 and December 7, 2004, respectively.

        The Company believes that available cash and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Management does not believe the net working capital deficit will have any effect on the Company's ability to operate the business and meet obligations as they come due in the next 12 months. The Company believes that it will spend less than $3 million a year on capital expenditures for the next few years. The Company believes that the combination of capital spending and an acquisition strategy that is not projected to require significant amounts of capital suggests that the Company may generate operating cash flow in excess of expected needs. In such event, the Company plans to consider the return of some capital to its stockholders through a stock repurchase program or a cash dividend or both. There can be no assurance that cash and cash flow from operations will be sufficient to satisfy its working capital and capital requirements for the next 12 months or beyond.

        If the Company requires additional funds to support its working capital requirements or for other purposes, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company's operating plans, the unavailability of a credit facility, the acceleration of the Company's expansion plans, lower than anticipated revenues, increased expenses or potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

Critical Accounting Policies and Judgments

        The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company's consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company's Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Property, Buildings and Equipment

        Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building improvements	15–20
Furniture, fixtures and equipment	5–8

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

        The Company's accounting policies regarding buildings and equipment include certain management judgments regarding the estimated useful lives of such assets, the residual values to which the assets are depreciated and the determination as to what constitutes increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. As discussed further below, these judgments may also impact the Company's need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

        SFAS 142 requires that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company's net assets. This resulted in a transitional impairment loss of $849,000 which has been reported as a cumulative effect of a change in accounting principle net of a tax benefit of $289,000 in the first quarter of 2003. The Company evaluates goodwill for impairment each quarter, annually and when a triggering event occurs for potential impairment issues.

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

Insurance Programs

        The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $31,000 and $100,000 for the 40-week periods ended November 1, 2004 and November 3, 2003, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's principal exposure to financial market risks is the impact that interest rate changes could have on its $1.0 million Revolving Line of Credit, of which $725,000 remained outstanding as of December 7, 2004. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 4.2% in the third quarter of fiscal 2005). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $2,750 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of the Company's line of credit and assumes no change in the volume, index or composition of debt at December 7, 2004. The balance outstanding on the Revolving Line of Credit at November 1, 2004 was $400,000. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's chief executive officer and its principal accounting officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in the rules under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are effective and sufficient to ensure that the Company records, processes, summarizes and reports information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Act within the time period specified by the Securities and Exchange Commission's rules and forms. Even an effective internal control system, no matter how well developed has inherit limitations, including the possibility of the circumvention or overriding of controls. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to the reliability of our financial reporting and financial statement preparation.

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

        On March 21, 2002, Alliant Foodservice, Inc. ("Alliant") filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement ("MDA") executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys' fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which resulted in a $400,000 reversal of a litigation accrual in the first quarter of fiscal 2004.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated December 16, 2004.
  (b)
  Current Reports on Form 8-K:

        The Company did not file a report on Form 8-K during the quarter ended November 1, 2004.

        There were no other items to be reported under Part II of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES
December 16, 2004	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer
December 16, 2004	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer