Form 10-Q/A
period 2004-11-01
STAR BUFFET INC
filed 2004-12-21
CIK 1043156

Use these links to rapidly review the document
STAR BUFFET, INC. AND SUBSIDIARIES INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q/A

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

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	November 1, 2004	January 26, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$2,050,000	$2,798,000
Payroll and related taxes	1,184,000	1,280,000
Sales and property taxes	1,008,000	806,000
Rent, licenses and other	374,000	475,000
Income taxes payable	542,000	356,000
Revolving line of credit	400,000	1,900,000
Current maturities of obligations under long-term debt	552,000	329,000
Current maturities of obligations under capital leases	111,000	96,000

Total current liabilities	6,221,000	8,040,000

Deferred rent payable	759,000	896,000
Other long-term liability	68,000	101,000
Capitalized lease obligations, net of current maturities	1,566,000	1,655,000
Long-term debt, net of current maturities	6,116,000	3,987,000

Total liabilities	14,730,000	14,679,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized—1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized—8,000,000 shares; issued and outstanding—2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's note receivable	(698,000)	(1,330,000)
Retained earnings	5,607,000	6,081,000

Total stockholders' equity	21,263,000	21,105,000

Total liabilities and stockholders' equity	$35,993,000	$35,784,000

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

        As of November 1, 2004, the Company had $83,000 in cash. Cash and cash equivalents decreased by $362,000 during the 40 weeks ended November 1, 2004. The net working capital deficit was $(4,875,000) and $(5,490,000) at November 1, 2004 and January 26, 2004, respectively. Total cash provided by operations in the 40 weeks ended November 1, 2004 was approximately $2.6 million as compared to approximately $3.7 million in the 40 weeks ended November 3, 2003. The Company used approximately $492,000 on capital expenditures and $2,371,000 for property acquisitions during the 40 weeks ended November 1, 2004. Total debt decreased by approximately $307,000 in the third quarter of fiscal 2005 and increased by approximately $1,162,000 in the second quarter of fiscal 2005 and decreased by approximately $3,000 in the first quarter of fiscal 2005 for an increase of approximately $852,000 for the 40-weeks ended November 1, 2004, net of repayments.

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

STAR BUFFET, INC. AND SUBSIDIARIES
December 21, 2004	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer
December 21, 2004	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer