Form 10-K
period 2005-01-31
STAR BUFFET INC
filed 2005-04-29
CIK 1043156

Use these links to rapidly review the document
STAR BUFFET, INC., AND SUBSIDIARIES Index to Annual Report on Form 10-K For the Fiscal Year Ended January 31, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-6054

STAR BUFFET, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1430786
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Lawndale Drive Salt Lake City, Utah	84115
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (801) 463-5500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class):
Common Stock $.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        At August 9, 2004, the last business day of the registrant's second fiscal quarter, there were outstanding 2,950,000 shares of the registrant's common stock, $.001 par value. The aggregate market value of common stock held by nonaffiliates of the registrant (1,338,240 shares) based on the last reported sale price of the common stock as reported on the Nasdaq Small Cap Market on August 9, 2004, ($6.18 per share) was $8,270,323. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

        The number of shares outstanding of the registrant's common stock was 2,950,000 shares as of April 15, 2005.

        Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after January 31, 2005, are incorporated by reference into Part III of this Form 10-K.

        The Exhibit Index is contained in Part IV herein on Page E-1.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2005

i

Cautionary Statements Regarding Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. All these forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled "Risks" under Item 1, Business and elsewhere. You should review and consider the various disclosures made by the Company in this report, and those detailed from time to time in the Company's filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect the Company's future results.

PART I

Item 1. Business

Overview

        Star Buffet, Inc., a Delaware corporation ("Star" and collectively with its subsidiaries, the "Company"), is engaged in the restaurant industry. As of January 31, 2005, the Company owned and operated 14 franchised HomeTown Buffet restaurants, seven JB's Restaurants, five BuddyFreddys restaurants, two JJ North's Country Buffet restaurants, two Holiday House restaurants and two Mexican-themed restaurants operated under the Casa Bonita name. The Company also had three restaurants currently closed for remodeling and repositioning, four restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company's restaurants are located in nine western states, Oklahoma and Florida.

Recent Developments

        As a result of a review of its accounting records during the normal course of the fiscal 2005 independent audit, the Company determined rent expense for the fiscal years 1997 through 2004 had been under-recognized. The determination was based on an internal review in consultation with its independent auditors and considering the opinions expressed in the letter of February 7, 2005 from the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). On March 28, 2005, the Audit Committee of Star Buffet, Inc. determined that it needed to change its calculation and presentation of straight-line rent expense and related deferred rent liability which were not in accordance with GAAP. The Company has restated its previously reported audited financial statements for the fiscal years ended January 26, 2004 and January 27, 2003 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended May 17, 2004, August 9, 2004 and November 1, 2004. Previously, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term. The Company depreciated its leasehold improvements over a period that included both the initial non-cancelable term of the lease and certain option periods. The Company restated its financial statements to recognize rent expense on a straight-line basis which conforms to the term used to depreciate leasehold improvements on the leased property. See Note 2 to the Consolidated Financial Statements included in this report for the restated amounts for each respective annual and quarterly period.

        On February 25, 2005, the Board of Directors approved the Company's second annual dividend of $0.50 per common share, an increase of $0.25 per share from the prior year, and a special dividend of $0.25 per common share. Both are payable on June 8, 2005 to shareholders of record on May 12, 2005.

        On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB'S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, Star Buffet will lend K-BOB'S $1.5 million on a long-term basis. In exchange, K-BOB'S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB'S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB'S in other areas in the United States.

        On February 1, 2005, the Company increased its Revolving Line of Credit with M&I Marshall & Ilsley Bank from $1.0 million to $2.0 million and modified the covenants to permit annual dividends of $2.5 million with no other changes in terms or covenants.

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

Segment and Related Reporting

        The Company has five reporting segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company's 14 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes three JJ North's Country Buffet restaurants and one North's Star Buffet restaurant, of which one JJ North's Country Buffet and one North's Star Buffet are non-operating units. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffet Division also includes four non-operating units. The JB's Restaurants segment includes the Company's seven JB's Restaurants, which includes two non-operating JB's Restaurants. Segment reporting results include 30, 34 and 52 weeks for three JJ North's Country Buffet restaurants closed during the fiscal year 2005. Segment reporting results include 35 and 51 weeks for two HomeTown Buffet restaurants. Results for 2005 also include 34 weeks of operations for one North's Star Buffet restaurant and 39 weeks of operations for one JB's Restaurant. (See Item 15, Financial Statements, Note 7.)

Growth Strategy

        The Company's objective is to become a leading operator of regional buffet restaurant brands through (1) acquisitions of existing buffet restaurant chains which management believes can benefit from the Company's management practices, (2) the acquisitions of existing restaurant properties that can be converted to buffet brands operated or under development by the Company and (3) minority investments in or strategic alliances with other restaurant chains. The Company's growth strategy is designed to capitalize on the opportunities management perceives in the fragmented buffet segment of the restaurant industry.

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

Restaurant Concepts

  HomeTown Buffet Restaurants

        General.    The Company, through its subsidiary HTB Restaurants, Inc. ("HTB"), has a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets, Inc., under which HTB operates 14 HomeTown Buffet restaurants in Arizona, Colorado, New Mexico, Utah and Wyoming.

        HTB entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee paid to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of all the Company's HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor's requirements. The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals, Recipe Manuals and Menus and HTB is to use it best effort to achieve the highest practicable level of sales and promptly make royalty payments. The franchise agreement restricts the Company from operating restaurants within a geographic radius of the franchisor's restaurants.

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

        Concept and Menu.    HomeTown Buffet restaurants are located both in shopping "strip centers" and as freestanding restaurants. HTB's typical restaurant format is approximately 10,200 square feet with seating for approximately 375 customers. The restaurant design is based upon standardized construction plans, with modifications made for each particular site. The restaurants offer fixed price lunch, dinner and breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. The average check price is approximately $6.51 per person. The restaurants offer reduced prices to children under age 12 and to senior citizens.

        Operations.    The HomeTown Buffet restaurants are supervised directly by a vice president of operations, who reports to the Company's President. Each HomeTown Buffet restaurant has a general manager and at least three co-managers or assistant managers. Managers are required to attend formal training sessions in management and operations of the restaurant. In addition, each restaurant manager is required to comply with specific franchisor-provided guidelines to assure uniformity of operations and consistent high quality of products. The Company has a performance-based incentive program covering its general and assistant managers in addition to a competitive base salary. Our managers are compensated under a cash incentive plan based on a bonus pool calculated on unit volume. The bonus pool is based on four categories (food cost, labor cost, controllable cost and unit profit). Each bonus category has a target. The manager earns a bonus for each category if he or she meets or exceeds the target. The four possible categories are totaled and adjusted for any cash shortages. The total bonus is split among each salaried manager based on predetermined allocation. The bonus is calculated and paid for each 28-day period. We account for the plan on the accrual basis of accounting.

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

        The Company focuses on three primary target audiences in its advertising and promotional programs for its Casa Bonita restaurants: (1) local customers, (2) tourists and (3) groups and parties. The Company markets over a broad regional territory to attract tourists by placing advertisements in tourist and special event guides and by otherwise promoting each Casa Bonita restaurant as a major destination attraction. With its large dining areas and private rooms, the Company also promotes Casa Bonita as an ideal setting for banquets, private parties and other group events. The average check for the Casa Bonita restaurant in Denver, Colorado is approximately $11.59 per person. The average check for the Casa Bonita restaurant in Tulsa, Oklahoma is approximately $9.37 per person.

        Operations.    The two Casa Bonita restaurants are supervised by a vice president of operations who reports directly to the Company's President. Each Casa Bonita restaurant has a general manager and at least three assistant managers. Each restaurant employs between 150 and 270 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic. The Company has a performance-based incentive program covering its general and assistant managers in addition to a competitive base salary. Our managers are compensated under a cash incentive plan based on a bonus pool calculated on unit volume. The bonus pool is based on four categories (food cost, labor cost, controllable cost and unit profit). Each bonus category has a target. The manager earns a bonus for each category if he or she meets or exceeds the target. The four possible categories are totaled and adjusted for any cash shortages. The total bonus is split among each salaried manager based on predetermined allocation. The bonus is calculated and paid for each 28-day period. We account for the plan on the accrual basis of accounting.

  North's Star Division

        General.    The North's Star Division consists of three JJ North's Country Buffet restaurants and one North's Star Buffet restaurant. The Company's three JJ North's Country Buffet restaurants are located in Idaho (1), Washington (1) and Oregon (1). One JJ North's Country Buffet restaurant is closed for remodeling and repositioning. The restaurants are approximately 6,500 to 9,000 square feet and seat approximately 210 to 320 customers. The Company's North's Star Buffet restaurant is located in Arizona and is closed for remodeling and repositioning.

        Concept and Menu.    The JJ North's Country Buffet restaurants offer fixed price lunch, dinner and weekend breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. Prices are approximately $5.59 for lunch and approximately $7.99 for dinner, and may vary depending on restaurant location. The average check for JJ North's Country Buffet is approximately $6.91 per person. The restaurants offer reduced prices to children under age 12 and to senior citizens.

        The JJ North's Country Buffet restaurants seek to differentiate themselves from other buffet and cafeteria restaurants by the quality and variety of their food offerings. The restaurants feature a "scatter bar" buffet system with separate food islands in an "all-you-can-eat" format. Menus emphasize traditional American "home cooking" and include soups, salads, entrees, vegetables, non-alcoholic beverages and desserts. Customers can choose from multiple entree choices, including fried and baked chicken and fish, roast beef, turkey and ham. Additional entrees, such as lasagna, barbecued ribs and other regional or seasonal dishes, are featured on particular days of the week. In addition to entrees, each meal period includes freshly-prepared soups, assorted vegetable and potato dishes, hot bread and an extensive salad bar. Dessert selections include pudding, assorted cobblers, cakes, cookies and soft-serve frozen dairy desserts with various sundae toppings.

        Operations.    The two JJ North's Country Buffet restaurants are supervised by the President of the Company. Each JJ North's restaurant has a general manager and at least two assistant managers. Each restaurant employs between 25 and 50 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic. The Company has a performance-based incentive program covering its general and assistant managers in addition to a competitive base salary. Our managers are compensated under a cash incentive plan based on a bonus pool calculated on unit volume. The bonus pool is based on four categories (food cost, labor cost, controllable cost and unit profit). Each bonus category has a target. The manager earns a bonus for each category if he or she meets or exceeds the target. The four possible categories are totaled and adjusted for any cash shortages. The total bonus is split among each salaried manager based on predetermined allocation. The bonus is calculated and paid for each 28-day period. We account for the plan on the accrual basis of accounting.

  Florida Buffets Division

        General.    The Company, through several transactions, has acquired 11 properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (7), BuddyFreddys (2) and Holiday House (2). Four of the seven BuddyFreddys Country Buffet restaurants have been closed for repositioning. Three of these closed restaurants have been leased to third-party operators and the net assets of the other closed restaurant is property held for sale. BuddyFreddys restaurants average approximately 10,000 square feet with seating for approximately 350 guests. Holiday House restaurants average approximately 5,500 square feet with seating for approximately 170 guests.

        Concept and Menu.    The BuddyFreddys Country Buffet restaurants offer a buffet menu specializing in local dishes and southern-style cooking. Each location also offers a small gift shop selling a variety of BuddyFreddys apparel, snacks and specialty merchandise. The two BuddyFreddys differ from BuddyFreddys Country Buffets in that they offer a full a la carte menu in addition to the "all-you-can-eat" buffet. The two Holiday House restaurants also operate in a buffet format and specialize in offering the customer a wide variety of meat entrees including ham, roast beef, turkey and its signature leg of lamb. The average check price for BuddyFreddys and Holiday House is approximately $6.83 per person.

        Operations.    The Florida restaurants are supervised by a vice president of operations who reports directly to the Company's President. Each Florida restaurant has a general manager and at least two assistant managers. Each restaurant employs between 25 and 60 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic. The Company has a performance-based incentive program covering its general and assistant managers in addition to a competitive base salary. Our managers are compensated under a cash incentive plan based on a bonus pool calculated on unit volume. The bonus pool is based on four categories (food cost, labor cost, controllable cost and unit profit). Each bonus category has a target. The manager earns a bonus for each category if he or she meets or exceeds the target. The four possible categories are totaled and adjusted for any cash shortages. The total bonus is split among each salaried manager based on predetermined allocation. The bonus is calculated and paid for each 28-day period. We account for the plan on the accrual basis of accounting.

  JB's Restaurants Division

        General.    The Company, through its subsidiary Summit Family Restaurants, Inc. ("Summit"), operates nine JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. The restaurants are approximately 4,300 to 5,600 square feet and seat approximately 110 to 180 customers. Two of the nine JB's restaurants have been closed for repositioning, with one of the two being leased to a third-party operator and the other held for repositioning.

        In connection with the acquisition of certain JB's Restaurants in 1998 from JB's Family Restaurants, Inc., a subsidiary of CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location requiring among other items, the payment of royalty fees. After the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the Company elected not to renew these franchise agreements. The Company entered into a License Agreement with the JB's Licensor for each JB's Restaurant in November 2002. The license agreement is being amortized as an intangible asset and allows the Company to use the JB's trademarks through August 31, 2012 with an option for an additional ten years. The Company acquired the JB's license agreement in November 2002 for $773,000. Amortization expenses for fiscal 2005, 2004 and 2003 were $78,000, $78,000 and $21,000, respectively.

        Concept and Menu.    JB's Restaurants offer a variety of breakfast, lunch and dinner selections at moderate prices. The breakfast menu features an "all-you-can-eat" breakfast buffet along with other traditional breakfast fare. The lunch and dinner menus have a variety of sandwiches as well as steak, chicken, pasta and seafood entrees. All JB's Restaurants offer an "all-you-can-eat" soup and salad bar during lunch and dinner. With the exception of the breakfast buffet and the "all-you-can-eat" soup and salad bar, all entrees are cooked to order and are served by a wait staff. The average check is approximately $6.44 per person.

        Operations.    The JB's Restaurants are supervised by a vice president of operations who reports to the Company's President. Each restaurant has a general manager and at least two assistant managers. Each restaurant employs between 25 and 50 hourly employees, made up of a mix of part-time and full-time workers depending on restaurant size and traffic. The Company has a performance-based incentive program covering its general and assistant managers in addition to a competitive base salary. Our managers are compensated under a cash incentive plan based on a bonus pool calculated on unit volume. The bonus pool is based on four categories (food cost, labor cost, controllable cost and unit profit). Each bonus category has a target. The manager earns a bonus for each category if he or she meets or exceeds the target. The four possible categories are totaled and adjusted for any cash shortages. The total bonus is split among each salaried manager based on predetermined allocation. The bonus is calculated and paid for each 28-day period. We account for the plan on the accrual basis of accounting.

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

Employees

        As of April 15, 2005, the Company employed approximately 1,700 persons, of whom approximately 1,610 were restaurant employees, and approximately 90 were restaurant management, supervisory and corporate personnel. Restaurant employees include both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

        The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
Robert E. Wheaton	53	Chief Executive Officer, President and Chairman
Ronald E. Dowdy	48	Group Controller, Treasurer and Secretary
Thomas G. Schadt	63	Director
Phillip "Buddy" Johnson	53	Director
Craig B. Wheaton	47	Director
B. Thomas M. Smith, Jr.	70	Director
Todd S. Brown	48	Director

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

        B. Thomas M. Smith, Jr. has served as a director of the Company since June 2002. Mr. Smith was a consultant with ITT Corp. from January 1996 to December 1996 and is now retired. From 1988 until 1995, he was Vice President and Director of Corporate Purchasing for ITT Corp. Mr. Smith served as director of Republic Bancorp from June 1999 until April 2005.

        Todd S. Brown has served as a director of the Company since June 2004. Mr. Brown has served Brown Capital Advisors, Inc. as the President since November 1999. From 1994 to November 1999, Mr. Brown served as Senior Vice President, Chief Financial Officer and Director of Phoenix Restaurant Group, Inc. (formerly DenAmerica Corp.). Mr. Brown served as Senior Manager in Audit and Consulting at Deloitte Touche LLP from 1980 to 1994. Mr. Brown received an MBA from the University of Missouri in 1980 and a BA from Southern Methodist University in 1978.

        The audit committee is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of which Todd S. Brown is the audit committee financial expert. All three members of the audit committee are "independent" as contemplated by Item 401(h)(iii) to Regulation S-K.

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

        A strategy of growth through acquisitions requires access to significant capital resources. If the Company determines to make a sizeable acquisition, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. At present, the Company has only limited availability under its credit facility which expires on October 31, 2005. There can be no assurance that this credit facility will be replaced or a new credit facility will be established to the Company for any such acquisition.

        From February 1998 to January 2001, the Company acquired 27 restaurants in seven states, including 15 restaurants in Florida. The Company has only acquired one new restaurant from January 2001 to January 2005. On February 1, 2005, the Company entered into a strategic alliance with the option to purchase as many as five restaurants. As a result of these acquisitions, the Company is complex and diverse, and the integration of the acquisitions has presented difficult challenges for the Company requiring increased management time and resources. In order to improve profitability, the Company needs to continue successfully integrating and streamlining restaurant functions. The difficulties of such integration have been increased by the necessity of coordinating geographically separate organizations. The integration of certain operations following the acquisitions required the dedication of management resources resulting in a temporary distraction from the day-to-day business of the Company. The Company continues to reduce costs and integrate functions. The failure to continue effectively integrating the operations of the Company or improving the results of operations of the acquired restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence Upon and Restrictions Resulting from Franchisors.    The Company operates its 14 HomeTown Buffet Restaurants through its wholly-owned subsidiary, HTB Restaurants, Inc., which is a party to a Franchise Agreement with the HomeTown Franchisor for each such restaurant.

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

        Dependence Upon and Restrictions Resulting from Licensors.    The Company, through its subsidiary Summit, operates seven JB's Restaurants in Arizona, Montana, New Mexico, Utah and Wyoming. In connection with the acquisition of certain JB's Restaurants in 1998 from JB's Family Restaurants, Inc., a subsidiary of CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location which required among other items, the payment of royalty fees. After the acquisition of certain JB's Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB's Restaurants the Company operates. In February 2000, the Company elected not to renew these franchise agreements. The Company entered into a License Agreement with the JB's Licensor for each such restaurant in November 2002. The license agreement allows the Company to use the JB's trademarks through August 31, 2012 with an option for an additional ten years.

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

        The Company's operations with respect to its JB's Restaurants are subject to certain restrictions imposed by policies and procedures of JB's currently in effect and which, from time to time, change. The licensor, JB's Family Restaurants, Inc. filed for bankruptcy on March 20, 2002. The licensor's bankruptcy has had no significant impact on the Company's restaurant operations to date.

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

        The Restaurant Industry is Complex and Volatile.    Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service businesses such as the Company's can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. The Company's business could be adversely affected by terrorist attacks directed toward the food supply chain or public concerns about the safety of the food supply chain. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses such as the Company's to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. The Company's profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor, employee benefits, including increases in hourly wage and unemployment tax rates and utility costs, increases in the number and locations of competing buffet-style restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's business, financial condition and results of operations in particular. Changes in economic conditions affecting the Company's guests could reduce traffic in some or all of the Company's restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will depend in part on the ability of the Company's management to anticipate, identify and respond to changing conditions. There can be no assurance that management will be successful in this regard.

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

        The Restaurant Industry is Subject to Substantial Government Regulation.    The restaurant industry is subject to federal, state and local government regulations, including those relating to the preparation and sale of food as well as building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. The failure to obtain or retain food licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's employees are paid hourly rates based upon the federal and state minimum wage laws. Changes in federal, state or local requirements increasing the minimum wage may result in higher labor costs to the Company.

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

        Possible Volatility of Stock Price.    The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The volume of trading in the market for the Company's common stock is limited, which may make it difficult to liquidate your investment and can increase price volatility. Due to changes in the balance of buy and sell orders and other factors, the price of the Company's common stock can change for reasons unrelated to the performance of the business of the Company. Fluctuations in the Company's operating results, failure of such operating results to meet the expectations of stock market analysts and investors, changes in stock market analyst recommendation regarding the Company, the success or perceived success of competitors of the Company, as well as changes in general economic or market conditions and changes in the restaurant industry may also have a significant adverse affect on the market price of the Common Stock.

        Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline.    Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 15, 2005, 2,950,000 shares of common stock were outstanding and 750,000 shares were issuable upon exercise of outstanding options at exercise prices ranging from $5.00 to $12.00. The Company cannot predict the effect, if any, that sales of shares of the Company's common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company's common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

        Control by One Principal Stockholder.    Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 49% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 49% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. Sales of a substantial number of shares of our common stock by Mr. Wheaton or other principal shareholders in the public market could substantially reduce the prevailing market price of our common stock.

Item 2. Properties

        The Company's corporate headquarters are located in Salt Lake City, Utah, and other executive offices are located in Scottsdale, Arizona.

        The Company's restaurants are primarily freestanding locations. As of January 31, 2005 most of the Company's restaurant facilities were leased. The leases expire on dates ranging from 2004 to 2013 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments including periodic rent escalation terms in certain instances, and most call for additional rent based upon revenue volume. Most leases require the Company to maintain the property and pay taxes and other related expenses.

        The following is a summary of the Company's restaurant properties as of January 31, 2005:

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Owned	3	—	1	5	4	13
Leased	11	2	3	6	5	27

Total	14	2	4	11	9	40

        As of January 31, 2005, the Company's restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	8	—	1	—	1	10
Colorado	1	1	—	—	—	2
Florida	—	—	—	11	—	11
Idaho	—	—	1	—	—	1
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	2	—	—	—	4	6
Washington	—	—	1	—	—	1
Wyoming	1	—	—	—	1	2

Total	14	2	4	11	9	40

        As of January 31, 2005, the Company's non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Total
Arizona	—	—	1	—	—	1
Florida	—	—	—	4	—	4
Idaho	—	—	1	—	—	1
Utah	—	—	—	—	1	1
Wyoming	—	—	—	—	1	1

Total	—	—	2	4	2	8

        Four of the non-operating restaurants have been leased to third-party operators, three remain closed for remodeling and repositioning and the net assets of one closed restaurant are classified as property held for sale.

Item 3. Legal Proceedings

        On November 25, 1998, the Company filed an action against North's in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the "Credit Agreements") in the amount of $3,570,935. On December 31, 1998, North's filed an answer to the Company's Complaint, denying generally the allegations, and filed counterclaims against the Company. On January 26, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement"). The Company and North's agreed to reduce the debt to a total amount of $3,500,000 and that such reduced obligation be payable by North's pursuant to the terms of the Amended and Restated Promissory Note ("Star Buffet Promissory Note"). The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North's agreed that the Company's existing liens encumbering certain property of North's remain in place and continue to secure North's obligations to the Company, and the Company and North's reserved all rights, claims and defenses with respect to the extent and validity of such existing liens.

        On March 2, 2004, the Company filed a second action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. A trial date has not been set. Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North's since August 2003. Subsequent to year end, in March 2005, North's made a $9,000 interest payment. Since October 2004, the business of North's has been operated under a receivership. The Company's note, together with the obligation to another significant creditor of North's, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of January 31, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Market Information and Holders.    The Company's Common Stock is listed on the NASDAQ smallcap market under the symbol "STRZ". As of April 15, 2005, there were approximately 545 record holders of the Company's Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

	2005		2004
Fiscal Year
	High	Low	High	Low
First Quarter	$7.70	$5.25	$2.45	$1.71
Second Quarter	6.95	5.30	3.10	1.72
Third Quarter	6.50	5.41	4.40	2.49
Fourth Quarter	6.51	5.22	5.95	3.58

        Dividends.    On February 25, 2005, the Board of Directors approved the Company's second annual dividend of $0.50 per common share, an increase of $0.25 per share from the prior year, and a special dividend of $0.25 per common share. Both are payable on June 8, 2005 to shareholders of record on May 12, 2005.

  Equity Compensation Plan Information.

        The following table gives information about our shares of Common Stock that may be issued under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	701,000	$9.88	49,000
Equity compensation plans not approved by security holders	—	—	—

Total	701,000	$9.88	49,000

        The exercise price of the options granted and exercisable at January 31, 2005 is $5.00 for 212,000 options and $12.00 for 489,000 options.

Item 6. Selected Financial Data

        The following paragraphs set forth selected consolidated financial data for our Company for the periods indicated. The selected consolidated financial data for each of the five fiscal years ended January 31, 2005, has been derived from our consolidated financial statements, as restated, which have been audited by (1) KPMG LLP, our former independent accountants, for the first fiscal year in the period ended January 29, 2001 (not included herein) (2) Grant Thornton LLP, our former independent accountants, for the fiscal year ended January 28, 2002 (not included herein), and (3) Mayer Hoffman McCann P.C., our independent accountants, for each of the three fiscal years ended January 31, 2005 (included herein).

        The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

        The operating results for the 53-week period ended January 31, 2005 included 53 weeks of operations for the Company's 14 franchised HomeTown Buffet restaurants, seven JB's restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), two JJ North's Country Buffet restaurants, two Casa Bonita restaurants, and two Holiday House restaurants. In addition, operating results include 30, 34 and 52 weeks for three JJ North's Country Buffet restaurants closed during the fiscal year 2005. Results also include 35 and 51 weeks for two HomeTown Buffet restaurants. Results for 2005 also include 34 weeks of operations for one North's Star Buffet restaurant and 39 weeks of operations for one JB's Restaurant. Eight restaurants were closed at the end of the 2005 fiscal year for repositioning. Four of the eight closed restaurants have been leased to third-property operators, three restaurants remain closed for remodeling and repositioning and one closed restaurant is property held for sale.

        The operating results for the 52-week period ended January 26, 2004 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, eight JB's restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), five JJ North's Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, operating results include 19 and 2 weeks for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2004. Results also include 12 weeks of operations for one JJ North's Country Buffet restaurant and 5 weeks of operations for one JB's Restaurant. Five restaurants were closed at the end of the 2004 fiscal year for repositioning. Three of the five closed restaurants were leased to third-property operators and one closed restaurant was property held for sale. Additionally, another property was sold during fiscal 2004.

        The operating results for the 52-week period ended January 27, 2003 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, nine JB's restaurants, seven BuddyFreddys restaurants (five of the seven BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), six JJ North's Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, operating results include 23 and 9 weeks for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2003. Results also include 19 weeks of operations for one JJ North's Country Buffet restaurant and 30 weeks of operations for one JJ North's Family Restaurant opened July 2002. Seven restaurants were closed at the end of the 2003 fiscal year for repositioning. Two of the seven closed restaurants were leased and the property of another one was under contract to be sold and was reported as property held for sale. During the first quarter of fiscal 2004, three restaurants were closed that resulted in an impairment of leasehold improvements of $188,000 included in the fourth quarter of 2003.

        The operating results for the 52-week period ended January 28, 2002 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, nine BuddyFreddys restaurants, seven of which are BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. In addition, the results include 36, 35, 24, 19 and 3 weeks respectively for five BuddyFreddys Country Buffet restaurants. Results also include 30 weeks of operations for one JJ North's Country Buffet restaurant which reopened in July 2001. Four restaurants were closed at the end of the 2002 fiscal year for remodeling and repositioning. The fiscal year 2002 included impairment charges for a restaurant closed in the first quarter of 2003.

        The operating results for the 52-week period ended January 29, 2001 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, ten JB's restaurants, ten BuddyFreddys Country Buffet restaurants, six JJ North's Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North's Star Buffet restaurant. The results also include 14 weeks for one North's Star Buffet restaurant which was closed for remodeling and 15 weeks for one JB's restaurant which closed when the lease terminated. In addition, results include 49, 31, 18, 12 and 12 weeks respectively for five BuddyFreddys Country Buffet restaurants. Two restaurants were closed at the end of the 2001 fiscal year for remodeling and repositioning. The fiscal year 2001 included impairment charges for a restaurant closed in the first quarter of 2002.

SELECTED FINANCIAL DATA
(In thousands except per share amounts and restaurant unit data)

	Fifty-Three Weeks Ended Jan. 31, 2005	(Restated(1)) Fifty-Two Weeks Ended Jan. 26, 2004	(Restated(1)) Fifty-Two Weeks Ended Jan. 27, 2003	(Restated(1)) Fifty-Two Weeks Ended Jan. 28, 2002	(Restated(1)) Fifty-Two Weeks Ended Jan. 29, 2001
Consolidated Statements of Operations Data:
Total revenues	$64,856	$68,090	$74,798	$83,218	$94,039
Costs and expenses
Food costs	22,336	23,275	25,867	27,020	30,899
Labor costs	21,712	23,015	25,695	28,291	32,301
Occupancy and other expenses	12,963	14,042	15,960	17,391	19,056
General and administrative expenses	2,694	2,433	3,739	3,552	4,108
Depreciation and amortization	2,440	2,670	3,485	3,804	3,768
Impairment of long-lived assets	2,838	1,083	1,831	806	590

Total costs and expenses	64,983	66,518	76,577	80,864	90,722

Income (loss) from operations	(127)	1,572	(1,779)	2,354	3,317
Interest expense	(640)	(569)	(614)	(935)	(1,512)
Reversal of litigation accrual	—	400	—	—	—
Other income, net	427	319	272	289	52

Income (loss) before income taxes (benefit)	(340)	1,722	(2,121)	1,708	1,857
Income taxes (benefit)	(168)	609	(815)	245	734

Income (loss) before cumulative effect of a change in accounting principle	(172)	1,113	(1,306)	1,463	1,123
Cumulative effect of a change in accounting principle—net of tax benefit	—	—	(560)	—	—

Net income (loss)	$(172)	$1,113	$(1,866)	$1,463	$1,123

Income (loss) per common share before cumulative effect of a change in accounting principle—basic	$(0.06)	$0.38	$(0.44)	$0.50	$0.38
Income (loss) per common share before cumulative effect of a change in accounting principle—diluted	$(0.06)	$0.35	$(0.44)	$0.50	$0.38
Cumulative effect of a change in accounting principle—net of tax benefit	—	—	(0.19)	—	—

Net income (loss) per common share—basic	$(0.06)	$0.38	$(0.63)	$0.50	$0.38

Net income (loss) per common share—diluted	$(0.06)	$0.35	$(0.63)	$0.50	$0.38

Weighted average shares outstanding—basic	2,950	2,950	2,950	2,950	2,950
Weighted average shares outstanding—diluted	2,950	3,185	2,950	2,950	2,950
Balance sheet data:
Total assets	$34,880	$35,954	$39,446	$44,098	$46,138
Total debt and capital lease obligations including current portion	8,207	7,967	9,134	13,036	14,912
Stockholders' equity	$19,775	$20,790	$19,677	$21,535	$20,489
Other data:
Operating units(2)
HomeTown Buffet	14	16	16	16	16
Casa Bonita	2	2	2	2	2
North's Star	2	6	7	8	7
Florida Buffets	7	7	9	11	16
JB's Restaurants	7	8	10	10	10
Non-Operating	8	5	7	4	2

Total	40	44	51	51	53

(1)
The financial statements for each of the periods indicated have been restated to reflect the adjustments described in Note 2 to the Consolidated Financial Statements.

(2)
At the end of the respective periods.

        Supplemental Quarterly Financial Data (Unaudited).    Quarterly financial results for the 53 weeks ended January 31, 2005, and the 52 weeks ended January 26, 2004 and January 27, 2003, are summarized below. Each quarter except fourth quarter fiscal 2005 has been restated to reflect the adjustments as described in Note 2 of the notes to the Consolidated Financial Statements.

	For the 53 Weeks Ended January 31, 2005
	(Restated) First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	Fourth Quarter	Total
	(In thousands except per share data)
Revenues	$21,551	$15,539	$13,269	$14,496	$64,856

Income (loss) from operations	1,043	853	(147)	(1,876)	(127)

Income (loss) before income taxes	940	780	(247)	(1,813)	(340)
Income taxes (benefit)	329	267	(82)	(682)	(168)

Net income (loss)	$611	$513	$(165)	$(1,131)	$(172)

Earnings (loss) per share:
Basic	$0.21	$0.17	$(0.06)	$(0.38)	$(0.06)
Diluted	$0.20	$0.16	$(0.06)	$(0.38)	$(0.06)
	For the 52 Weeks Ended January 26, 2004
	(Restated) First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	(Restated) Fourth Quarter	(Restated) Total
	(In thousands except per share data)
Revenues	$22,437	$16,259	$14,378	$15,016	$68,090

Income (loss) from operations	972	772	132	(305)	1,572

Income (loss) before income taxes	1,246	693	126	(344)	1,722
Income taxes (benefit)	433	237	43	(104)	609

Net income (loss)	$813	$456	$83	$(240)	$1,113

Earnings (loss) per share:
Basic	$0.28	$0.15	$0.03	$(0.08)	$0.38
Diluted	$0.28	$0.15	$0.03	$(0.08)	$0.35

	For the 52 Weeks Ended January 27, 2003
	(Restated) First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	(Restated) Fourth Quarter	(Restated) Total
	(In thousands except per share data)
Revenues	$25,192	$17,960	$15,587	$16,059	$74,798

Income (loss) from operations	545	(917)	(486)	(921)	(1,779)

Income (loss) before income taxes (benefit)	428	(986)	(593)	(970)	(2,121)
Income taxes (benefit)	148	(361)	(205)	(397)	(815)

Income (loss) before cumulative effect of a change in accounting principle	280	(625)	(388)	(573)	(1,306)
Cumulative effect of a change in accounting principle—net of tax benefit	(560)	—	—	—	(560)

Net income (loss)	$(280)	$(625)	$(388)	$(573)	$(1,866)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.09	$(0.21)	$(0.13)	$(0.19)	$(0.44)
Cumulative effect of a change in accounting principle—net of tax benefit	$(0.19)	$—	$—	$—	$(0.19)
Net income (loss) per common share—basic and diluted	$(0.10)	$(0.21)	$(0.13)	$(0.19)	$(0.63)

        Amounts indicated may not foot due to quarterly rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 53-week period ended January 31, 2005 and for the 52-week periods ended January 26, 2004 and January 27, 2003 are based on the composition of restaurant operations as discussed in Item 6—Selected Financial Data.

        Star Buffet, Inc., a Delaware corporation ("Star" and collectively with its subsidiaries, the "Company"), is engaged in the restaurant industry. As of January 31, 2005, the Company owned and operated 14 franchised HomeTown Buffet restaurants, seven JB's Restaurants, five BuddyFreddys restaurants, two JJ North's Country Buffet restaurants, two Holiday House restaurants and two Mexican-themed restaurants operated under the Casa Bonita name. The Company also had three restaurants currently closed for remodeling and repositioning, four restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company's restaurants are located in nine western states, Oklahoma and Florida.

        The Company's sales were $64.9 million in fiscal 2005 and $68.1 million in fiscal 2004, a 4.8 percent decrease. On a 52-week basis, after adjusting for the $1.1 million of sales contributed by the additional 53rd week in fiscal 2005, total sales would have been $63.7 million for fiscal 2005, a 6.5 percent decrease from fiscal 2004. Sales from closed stores were approximately $3.0 million of the decrease. Same store sales decreased approximately two percent adjusted for 52-weeks in both years. The net loss for fiscal 2005 was $172,000 (($0.06) per diluted share) compared with net income of for fiscal 2004 of $1,113,000 ($0.35 per diluted share). Fiscal 2005 was impacted by non-cash charges of $2.8 million for impairment of long-lived assets compared to $1.1 million of impairment in fiscal 2004.

        As a result of a review of its accounting records during the normal course of the fiscal 2005 independent audit, the Company determined rent expense for the fiscal years 1997 through 2004 had been under-recognized. The determination was based on an internal review in consultation with its independent auditors and considering the opinions expressed in the letter of February 7, 2005 from the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). On March 28, 2005, the Audit Committee of Star Buffet, Inc. determined that it needed to change its calculation and presentation of straight-line rent expense and related deferred rent liability which were not in accordance with GAAP. The Company has restated its previously reported audited financial statements for the fiscal years ended January 26, 2004 and January 27, 2003 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended May 17, 2004, August 9, 2004 and November 1, 2004. Previously, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term. The Company depreciated its leasehold improvements over a period that included both the initial non-cancelable term of the lease and certain option periods. The Company restated its financial statements to recognize rent expense on a straight-line basis to conform to the term used to depreciate leasehold improvements on the leased property. See Note 2 to the Consolidated Financial Statements included in this report for the restated amounts for each respective annual and quarterly period. Management's discussion and analysis of financial condition and results of operations incorporates the restated amounts for fiscal years 2004 and 2003.

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

Results of Operations

        The following table summarizes the Company's results of operations as a percentage of total revenues for the fifty-three weeks ended January 31, 2005 ("fiscal 2005"), and for the fifty-two weeks ended January 26, 2004 ("fiscal 2004") and January 27, 2003 ("fiscal 2003").

	Fifty-Three Weeks Ended January 31, 2005	(Restated) Fifty-Two Weeks Ended January 26, 2004	(Restated) Fifty-Two Weeks Ended January 27, 2003
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food costs	34.4	34.2	34.6
Labor costs	33.5	33.8	34.4
Occupancy and other expenses	20.0	20.6	21.3
General and administrative expenses	4.1	3.6	5.0
Depreciation and amortization	3.8	3.9	4.7
Impairment of long-lived assets	4.4	1.6	2.4

Total costs and expenses	100.2	97.7	102.4

Income (loss) from operations	(0.2)	2.3	(2.4)
Interest expense	(1.0)	(0.8)	(0.8)
Reversal of litigation accrual	—	0.6	—
Other income, net	0.7	0.5	0.4

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	(0.5)	2.6	(2.8)
Income taxes (benefit)	(0.2)	0.9	(1.1)

Income (loss) before cumulative effect of a change in accounting principle	(0.3)	1.7	(1.7)
Cumulative effect of a change in accounting principle—net of tax benefit	—	—	(0.7)

Net income (loss)	(0.3)%	1.7%	(2.4)%

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

	HomeTown Buffet(1)	Casa Bonita(2)	North's Star(3)	Florida Buffets(4)	JB's(5)	Other	Total
	(Dollars in Thousands)
53 Weeks Ended January 31, 2005
Revenues	$32,282	$9,852	$4,290	$10,785	$7,647	$—	$64,856
Food cost	11,752	2,325	1,828	3,892	2,539	—	22,336
Labor cost	10,117	3,294	1,684	3,644	2,973	—	21,712
Interest income	—	—	—	—	—	5	5
Interest expense	(192)	—	—	—	—	(448)	(640)
Depreciation & amortization	1,084	232	210	625	225	64	2,440
Impairment of long-lived assets	798	—	1,040	754	246	—	2,838
Income (loss) before income taxes	1,142	2,079	(1,667)	(24)	332	(2,202)	(340)

52 Weeks Ended January 26, 2004
Revenues	$33,773	$9,437	$6,045	$10,592	$8,243	$—	$68,090
Food cost	12,177	2,212	2,423	3,768	2,695	—	23,275
Labor cost	10,645	3,236	2,320	3,715	3,099	—	23,015
Interest income	—	—	—	—	—	107	107
Interest expense	(202)	—	—	—	—	(367)	(569)
Depreciation & amortization	1,211	248	319	507	249	136	2,670
Impairment of long-lived assets	114	—	490	466	13	—	1,083
Income (loss) before income taxes	1,987	1,818	(1,129)	71	468	(1,493)	1,722

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

(5)
Same store sales for JB's decreased resulting in higher food and labor costs as a percentage of sales this year.

Comparison of Fiscal 2005 to Fiscal 2004

        Total revenues decreased $3.2 million or 4.8% from $68.1 million in fiscal 2004 to $64.9 million in fiscal 2005. On a 52-week basis, after adjusting for the $1.1 million of sales contributed by the additional 53rd week in fiscal 2005, total sales would have been $63.7 million for fiscal 2005, a 6.5 percent decrease from fiscal 2004. Sales from closed stores were approximately $3.0 million of the decrease. Same store sales decreased approximately two percent adjusted for 52-weeks in both years.

        Food costs as a percent of total revenues increased from 34.2% in fiscal 2004 to 34.4% in fiscal 2005. The increase as a percentage of total revenues was primarily attributable to higher wholesale food prices in most major food categories as compared to the same period last year.

        Labor costs as a percent of total revenues decreased from 33.8% in fiscal 2004 to 33.5% in fiscal 2005. The decrease as a percentage of revenue resulted from the elimination of labor inefficiencies in locations that were closed. The Company closed seven stores during fiscal 2005 and closed five stores during fiscal 2004.

        Occupancy and other expenses as a percent of total revenues decreased from 20.6% in fiscal 2004 to 20.0% in fiscal 2005. The decrease as a percentage of revenue is primarily attributable to lower property rental costs of approximately $332,000 resulting from operating fewer stores, lower insurance costs of $135,000, lower other controllable costs consisting primarily of janitorial and supply costs of $161,000 and lower advertising of $100,000 due primarily to fewer locations and lower utilities of $111,000. The fixed portion of occupancy costs is primarily fixed costs for property leases and related common area maintenance and property taxes.

        General and administrative expenses as a percentage of total revenues increased from 3.6% in fiscal 2004 to 4.1% in fiscal 2005. The increase as a percentage of revenue is primarily attributable to higher corporate insurance costs of $471,000 partially offset by lower corporate payroll of $80,000 and lower public fees expenses of $39,000 and lower royalty expense of $30,000.

        Depreciation and amortization as a percent of total revenues decreased from 3.9% in fiscal 2004 to 3.8% in fiscal 2005. The decrease as a percentage of revenue is primarily attributable to certain equipment and impaired assets being fully depreciated for the 53-week period ended January 31, 2005 as compared to the 52-week period ended January 26, 2004.

        Impairment of long-lived assets increased from 1.6% in fiscal 2004 to 4.4% in fiscal 2005. The impairment in fiscal 2005 was a result of the closure of one JJ North's Country Buffet restaurant in the third quarter, the closure of one JJ North's Country Buffet restaurant in the fourth quarter, the closure of one HomeTown Buffet restaurant in the third quarter, the closure of one HomeTown Buffet restaurant in the fourth quarter and the impairment of four restaurants' leasehold improvements where projected undiscounted cash flow is less than the net book value of the assets. Fiscal 2005 also included the goodwill impairment of $1,230,000 related to five restaurants. The impairment in fiscal 2004 was a result of the lease termination of one restaurant in Idaho and two leased restaurants where projected undiscounted cash flow was less than the net book value of assets.

        Interest expense as a percent of total revenues increased from 0.8% in fiscal 2004 to 1.0% in fiscal 2005. The increase is primarily attributable to higher interest rates increasing from 3.2% in fiscal 2004 to 4.0% in fiscal 2005 on the Term Loan Facility and Revolving Credit Facility financed by M&I Marshall and Ilsley Bank as discussed in Note 5 of the notes to the consolidated financial statements and offset by lower outstanding balances on those facilities.

        Income taxes decreased to a benefit of 49.4% of earnings before taxes due to the loss for fiscal 2005 from 35.4% of earnings before taxes in fiscal 2004. General business credits in fiscal 2005 increased the Company's benefit.

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

        Labor costs as a percent of total revenues decreased from 34.4% in fiscal 2003 to 33.8% in fiscal 2004. The decrease as a percentage of revenue resulted from the elimination of labor inefficiencies in locations that were closed. The Company closed five stores during fiscal 2004 and closed four stores during fiscal 2003.

        Occupancy and other expenses as a percent of total revenues decreased from 21.3% in fiscal 2003 to 20.6% in fiscal 2004. The decrease as a percentage of revenue is primarily attributable to the termination of seven leases resulting in a savings of approximately $439,000. The fixed portion of occupancy costs is primarily fixed costs for property leases and related common area maintenance and property taxes.

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

        Depreciation and amortization as a percent of total revenues decreased from 4.7% in fiscal 2003 to 3.9% in fiscal 2004. The decrease as a percentage of revenue is primarily attributable to decreased revenues while depreciation and amortization expense decreased approximately $800,000. The decrease in depreciation and amortization expense was primarily in HomeTown Buffet due to certain assets being fully depreciated in fiscal 2003.

        Impairment of long-lived assets decreased from 2.4% in fiscal 2003 to 1.6% in fiscal 2004. The impairment in fiscal 2004 was a result of the lease termination of one restaurant in Idaho and two leased restaurants where projected undiscounted cash flow is less than the net book value of assets. The impairment in fiscal 2003 was a result of the lease termination of two restaurants in Florida, the pending sale of one owned restaurant and two leased restaurants where projected undiscounted cash flow is less than the net book value of assets. The impairment also included consideration for one leased JJ North's Country Buffet for leasehold improvements and projected shortfalls in rental income should the Company decide to sub-lease the facility. Also included in fiscal 2003 impairments are two JB's Restaurants in which the lease agreements were terminated subsequent to year-end and the write-down of one closed restaurant's assets to fair market value.

        Interest expense as a percent of total revenues remained at 0.8% in fiscal 2003 and fiscal 2004. This is primarily attributable to lower interest rates decreasing from 3.5% in fiscal 2003 to 3.2% in fiscal 2004 on the Term Loan Facility and Revolving Credit Facility financed by Fleet National Bank as discussed in Note 5 of the notes to the consolidated financial statements and lower outstanding balances on those facilities.

        Income taxes increased to 35.4% of earnings before taxes in fiscal 2004 from a benefit of 38.5% of earnings before taxes in fiscal 2003 due to the loss for fiscal 2003.

Liquidity and Capital Resources

        The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 31, 2005, the Company had $692,000 in cash as compared to $445,000 in cash and cash equivalents at January 26, 2004. The net working capital deficit was $(4,296,000) and $(5,490,000) at January 31, 2005 and January 26, 2004, respectively. During fiscal 2005, the Company used approximately $576,000 on capital expenditures. In addition, the Company used approximately $2,371,000 for property acquisitions in Yuma, Arizona and Great Falls, Montana.

        Cash provided by operations was approximately $3.8 million for fiscal 2005 and approximately $3.1 million for fiscal 2004.

        The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company's existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company's prototype at a lower cost than to construct new restaurants. Management estimates the cost of acquiring and converting one leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. The Company has some of this equipment available from stores closed in previous periods. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company's results of operations.

        On October 31, 2004, the Company continued with a $1.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the "Revolving Line of Credit"). The Revolving Line of Credit refinanced a revolving credit facility the Company previously had with FleetBoston Financial Corporation and provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. The Company is currently in compliance with these covenants. All outstanding amounts under the Revolving Line of Credit become due October 31, 2005. The Company increased the Revolving Line of Credit on February 1, 2005 to $2.0 million and modified the covenants to permit annual dividends of $2.5 million with no other changes in terms or covenants. The Company will seek to renew or replace the Revolving Line of Credit by October 2005. There can be no assurance the Revolving Line of Credit can be refinanced on acceptable terms or at all. The Revolving Line of Credit balance was $0 on January 31, 2005 and April 15, 2005. The Revolving Line of Credit had $2,000,000 available for borrowing on April 15, 2005.

        On February 1, 2001, the Company entered into a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 31, 2005 and January 26, 2004 was $384,000 and $406,000, respectively.

        On October 9, 2001, the Company entered into a $773,000 15 year first real estate mortgage with First National Bank of Wyoming. The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, requires the maintenance of certain fixed charge coverage ratios and requires a minimum shareholder ownership percentage. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's JB's Restaurant in Laramie, Wyoming. The balance at January 31, 2005 and January 26, 2004 was $663,000 and $698,000, respectively.

        On May 2, 2002, the Company entered into a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 31, 2005 and January 26, 2004 was $1,205,000 and $1,319,000, respectively.

        On December 19, 2003, the Company entered into a $1,470,000 six year first real estate mortgage with Platinum Bank. The mortgage has monthly payments including interest of $12,678 through November 19, 2009 with a balloon payment of $475,000 due on December 19, 2009. The mortgage bears interest at a fixed rate of 6.25% for the first three years with interest for years four to six calculated at the three year Atlanta Federal Home Loan Bank advance rate for fixed rate credits plus 325 basis points with a floor of 6.0%. The mortgage is secured by the Company's BuddyFreddys restaurant in Plant City, Florida and a $500,000 personal guarantee of a shareholder. The balance at January 31, 2005 and January 26, 2004 was $1,404,000 and $1,465,000, respectively.

        On February 25, 2004, the Company entered into a $1,250,000 seven year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $18,396 and matures on February 25, 2011 with a fixed interest rate of 6.1%. The proceeds were used to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company's HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 31, 2005 was $1,115,000.

        On July 29, 2004, the Company entered into a $550,000 ten year first real estate mortgage with Heritage Bank. The mortgage has monthly payments including interest of $6,319 and matures on August 1, 2014 with a fixed interest rate of 6.75%. The mortgage is secured by the Company's JB's Restaurant in Great Falls, Montana. The balance at January 31, 2005 was $531,000.

        On October 27, 2004, the Company entered into a $1,275,000 five year first real estate mortgage with Bank of Utah. The mortgage has monthly payments including interest of $14,371 and matures on October 26, 2009 with a balloon payment of $752,000 due on October 26, 2009. The mortgage bears interest at a fixed interest rate of 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios. The proceeds were used to pay Naisco Investments, L.C., the previous lien holder and to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company's HomeTown Buffet restaurant in Layton, Utah. The balance at January 31, 2005 was $1,251,000.

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

Off-balance Sheet Arrangements

        As of January 31, 2005, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        The Company's contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt(1)	$6,553	$543	$1,211	$2,089	$2,710
Operating leases(2)	13,178	2,746	4,600	2,960	2,872
Capital leases(2)	2,596	298	618	651	1,029
Purchase commitments	—	—	—	—	—

Total contractual cash obligations	$22,327	$3,587	$6,429	$5,700	$6,611

(1)
See Note 5 to the consolidated financial statements for additional information.

(2)
See Note 6 to the consolidated financial statements for additional information.

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

        Leasehold improvements are amortized over the lesser of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty. If a lease option was not exercised in the future, any remaining unamortized leasehold improvements would be required to be recognized immediately which could result in a significant charge adversely affecting the operating results of that period.

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

  Impairment of Goodwill

        Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company's statements of operations for the years ended January 31, 2005, January 26, 2004 and January 27, 2003.

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of each reporting unit that included goodwill to the carrying amount of the reporting unit as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of relevant reporting units was in excess of the fair value of those units. This resulted in a transitional impairment loss of $849,000 which was reported as a cumulative effect of a change in accounting principle, net of a tax benefit of $289,000 in the first quarter of 2003. Subsequent to adoption of SFAS, the Company evaluates goodwill for impairment annually or when a triggering event occurs that indicates a potential impairment may have occurred in accordance with SFAS 142. Future impairments of goodwill, if any, will adversely affect the results of operations in the periods recognized.

  Impairment of Long-Lived Assets

        The Company determines that an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets, which would adversely affect operating results in the affected period.

        Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the

Company to realize a material impairment charge and could adversely affect operating results in any period.

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

New Accounting Pronouncements

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not have any derivative instruments or hedging activities as of January 31, 2005.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity as of January 31, 2005.

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

        In December 2004, the Financial Accounting Standards Board ("FASB") recently enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The Company is required to adopt SFAS 123R in the fourth quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 to the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to potentially have a significant impact on our consolidated statements of operations and net income per share starting in fiscal 2007.

        In December 2004, the FASB issued FASB 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company is evaluating the requirements under FASB 151 to determine the impact, if any, on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's principal exposure to financial market risks is the impact that interest rate changes could have on its $2.0 million Revolving Line of Credit, of which $0 remained outstanding as of January 31 and April 15, 2005. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 4.0% in fiscal 2005). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Item 8. Financial Statements and Supplementary Data

        See the Index to Consolidated Financial Statements included at "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Our previous auditors originally audited our consolidated balance sheet as of January 27, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended January 27, 2003. The change in auditors was disclosed in our report on Form 8-K filed

January 28, 2004. As a result of the decision of the Audit Committee that a restatement was required (see Note 2 to consolidated financial statements), it was necessary to re-audit the amounts recorded during the year ended January 27, 2003. Our previous auditors were unable to audit the restatements in a cost efficient manner. As a result, we engaged the accounting firm of Mayer Hoffman McCann P.C., our current independent registered public accountants, to perform a re-audit of our consolidated balance sheet as of January 27, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal year ended January 27, 2003.

Item 9A. Controls and Procedures

        The Company's disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

        As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls were insufficient to assure the recognition of rental expense in accordance with generally accepted accounting principles, requiring a restatement of the Company's audited financial statements for the years ended January 26, 2004 and January 27, 2003, and the unaudited interim statements for the quarterly periods ended May 20, 2002 through November 1, 2004.

        This deficiency in our internal controls related to improper recognition of rental expense. The improper recognition of rental expense was detected in the annual review process in light of the opinions expressed in the letter of February 7, 2005, from the Office of Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The individuals responsible for the financial reporting of the Company have been made aware of the requirements of generally accepted accounting principles and the SEC in this matter and the Company does not anticipate taking further steps to address this matter. The matter has been disclosed to the Audit Committee and to our auditors.

        Other than as described above, there has been no change in our internal control over financial reporting during the year ended January 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information concerning the current directors and executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

        The Company as adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. A copy of this code of ethics is filed as an exhibit to this Annual Report on Form 10-K. The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Any such request shall be made in writing and addressed to the Company at its principal executive offices shown on the cover page to this Annual Report on Form 10-K, attention: Secretary.

        The information pertaining to compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005.

Item 11. Executive Compensation

        The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information pertaining to security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005.

Item 13. Certain Relationships and Related Transactions

        The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005.

Item 14. Principal Accountant Fees and Services

        The information with respect to principal accountant fees and services is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1)  Index to Consolidated Financial Statements:

Page Number
Report of Management Responsibilities	F-1
Report of Mayer Hoffman McCann P.C., Independent Registered Public Accountants	F-2
Consolidated Balance Sheets—as of January 31, 2005 and January 26, 2004 (Restated)	F-3
Consolidated Statements of Operations—for the 53-weeks ended January 31, 2005 and the 52-weeks ended January 26, 2004 (Restated) and January 27, 2003 (Restated)	F-5
Consolidated Statements of Stockholders' Equity—for the 53-weeks ended January 31, 2005 and the 52-weeks ended January 26, 2004 (Restated) and January 27, 2003 (Restated)	F-6
Consolidated Statements of Cash Flows—for the 53-weeks ended January 31, 2005 and the 52-weeks ended January 26, 2004 (Restated) and January 27, 2003 (Restated)	F-7
Notes to Consolidated Financial Statements	F-8
(a)
(2)  Index to Financial Statement Schedules:

        All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)
(3)  Exhibits:

        An "Exhibit Index" has been filed as a part of this Form 10-K beginning on Page E-1 hereof and is incorporated herein by reference.

(b)
Current Reports on Form 8-K:

        A Current Report on Form 8-K dated April 1, 2005 was filed to report the Company's press release announcing that it needed to change its calculation and presentation of straight-line rent expense and related deferred rent liability. As a result, the Company's Audit Committee concluded that the Company's previously filed financial statements for fiscal years 1998 through 2004 and the first three quarters of fiscal 2005 should be restated.

        A Current Report on Form 8-K dated February 25, 2005 was filed to report the Company's press release announcing that its Board of Directors declared the Company's second annual dividend and also declared a special dividend. Both the annual and special dividends are payable on June 8, 2005 to stockholders of record on May 12, 2005.

        A Current Report on Form 8-K dated February 1, 2005 was filed to report the Company's press release announcing that it entered into a strategic alliance with K-BOB'S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, Star Buffet will lend K-BOB'S $1.5 million on a long-term basis. In exchange, K-BOB'S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB'S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB'S in other areas in the United States.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR BUFFET, INC. (Registrant)
April 29, 2005	By:	/s/ ROBERT E. WHEATON Robert E. Wheaton Chief Executive Officer and President (principal executive officer)
April 29, 2005	By:	/s/ RONALD E. DOWDY Ronald E. Dowdy Group Controller, Treasurer and Secretary (principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. WHEATON Robert E. Wheaton	Chief Executive Officer, President and Director	April 29, 2005
/s/ RONALD E. DOWDY Ronald E. Dowdy	Group Controller, Treasurer and Secretary	April 29, 2005
/s/ THOMAS G. SCHADT Thomas G. Schadt	Director	April 27, 2005
/s/ PHILLIP “BUDDY” JOHNSON Phillip "Buddy" Johnson	Director	April 27, 2005
/s/ CRAIG B. WHEATON Craig B. Wheaton	Director	April 25, 2005
/s/ B. THOMAS M. SMITH, JR. B. Thomas M. Smith, Jr.	Director	April 25, 2005
/s/ TODD S. BROWN Todd S. Brown	Director	April 26, 2005

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

        Mayer Hoffman McCann P.C., independent registered public accountants, are retained to audit the Company's consolidated financial statements. Their report follows.

/s/ Robert E. Wheaton
Robert E. Wheaton, Chairman of the Board and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Star Buffet, Inc.:

        We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and subsidiaries (a Delaware Corporation) as of January 31, 2005 and January 26, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the 53-week period ended January 31, 2005 and the 52-week periods ended January 26, 2004 and January 27, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Buffet, Inc. and subsidiaries as of January 31, 2005 and January 26, 2004, and the results of their operations and their cash flows for the 53-week period ended January 31, 2005 and the 52-week periods ended January 26, 2004 and January 27, 2003, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 of the consolidated financial statements, the January 26, 2004 and January 27, 2003 consolidated financial statements have been restated.

/s/ Mayer Hoffman McCann P.C.

Salt Lake City, Utah
April 15, 2005

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2005	(Restated-Note 2) January 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$692,000	$445,000
Current portion of notes receivable	18,000	17,000
Receivables	420,000	377,000
Inventories	465,000	494,000
Deferred income taxes	204,000	162,000
Prepaid expenses	74,000	124,000
Property held for sale	—	931,000

Total current assets	1,873,000	2,550,000
Property, buildings and equipment:
Property, buildings and equipment, net	16,759,000	18,391,000
Property and equipment leased to third parties, net	4,361,000	3,735,000
Property, buildings and equipment held for future use	2,574,000	2,373,000
Property and equipment under capitalized leases, net	1,019,000	1,153,000
Property held for sale	931,000	—

Total property, buildings and equipment	25,644,000	25,652,000

Other Assets:
Notes receivable, net of current portion	2,860,000	2,878,000
Deposits and other	224,000	276,000

Total other assets	3,084,000	3,154,000
Deferred income taxes, net	1,805,000	760,000
Intangible assets:
Goodwill	1,677,000	2,907,000
Other intangible assets, net	797,000	931,000

Total intangible assets	2,474,000	3,838,000
Total assets	$34,880,000	$35,954,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	January 31, 2005	(Restated-Note 2) January 26, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$1,737,000	$2,798,000
Payroll and related taxes	1,647,000	1,280,000
Sales and property taxes	872,000	806,000
Rent, licenses and other	533,000	475,000
Income taxes payable	721,000	356,000
Revolving line of credit	—	1,900,000
Current maturities of obligations under long-term debt	543,000	329,000
Current maturities of obligations under capital leases	116,000	96,000

Total current liabilities	6,169,000	8,040,000
Deferred rent payable	1,320,000	1,381,000
Other long-term liability	68,000	101,000
Capitalized lease obligations, net of current maturities	1,538,000	1,655,000
Long-term debt, net of current maturities	6,010,000	3,987,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,351,000	16,351,000
Officer's notes receivable	(698,000)	(1,330,000)
Retained earnings	4,119,000	5,766,000

Total stockholders' equity	19,775,000	20,790,000

Total liabilities and stockholders' equity	$34,880,000	$35,954,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Three Weeks Ended January 31, 2005	(Restated-Note 2) Fifty-Two Weeks Ended January 26, 2004	(Restated-Note 2) Fifty-Two Weeks Ended January 27, 2003
Total revenues	$64,856,000	$68,090,000	$74,798,000

Costs and expenses
Food costs	22,336,000	23,275,000	25,867,000
Labor costs	21,712,000	23,015,000	25,695,000
Occupancy and other expenses	12,963,000	14,042,000	15,960,000
General and administrative expenses	2,694,000	2,433,000	3,739,000
Depreciation and amortization	2,440,000	2,670,000	3,485,000
Impairment of long-lived assets	2,838,000	1,083,000	1,831,000

Total costs and expenses	64,983,000	66,518,000	76,577,000

Income (loss) from operations	(127,000)	1,572,000	(1,779,000)
Interest expense	(640,000)	(569,000)	(614,000)
Interest income	5,000	107,000	239,000
Reversal of litigation accrual	—	400,000	—
Other income	422,000	212,000	33,000

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	(340,000)	1,722,000	(2,121,000)
Income taxes (benefit)	(168,000)	609,000	(815,000)

Income (loss) before cumulative effect of a change in accounting principle	(172,000)	1,113,000	(1,306,000)
Cumulative effect of a change in accounting principle—net of tax benefit	—	—	(560,000)

Net income (loss)	$(172,000)	$1,113,000	$(1,866,000)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic	$(0.06)	$0.38	$(0.44)
Income (loss) per common share before cumulative effect of a change in accounting principle—diluted	$(0.06)	$0.35	$(0.44)
Cumulative effect of a change in accounting principle—net of tax benefit	—	—	(0.19)

Net income (loss) per common share—basic	$(0.06)	$0.38	$(0.63)

Net income (loss) per common share—diluted	$(0.06)	$0.35	$(0.63)

Weighted average shares outstanding—basic	2,950,000	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	3,184,675	2,950,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Officer's Notes Receivable	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2002, as previously reported	2,950,000	$3,000	$16,351,000	$(1,338,000)	$6,754,000	$—	$21,770,000
Cumulative effect of prior period Adjustments (Note 2)	—	—	—	—	(235,000)	—	(235,000)

Balance at January 28, 2002, as restated	2,950,000	3,000	16,351,000	(1,338,000)	6,519,000	—	21,535,000
Payment by officer	—	—	—	8,000	—	—	8,000
Net loss (Restated-Note 2)	—	—	—	—	(1,866,000)	—	(1,866,000)

Balance at January 27, 2003, as restated	2,950,000	3,000	16,351,000	(1,330,000)	4,653,000	—	19,677,000
Net income (Restated-Note 2)	—	—	—	—	1,113,000	—	1,113,000

Balance at January 26, 2004, as restated	2,950,000	3,000	16,351,000	(1,330,000)	5,766,000	—	20,790,000

Dividend	—	—	—	—	(1,475,000)	—	(1,475,000)
Payment by officer	—	—	—	632,000	—	—	632,000
Net loss	—	—	—	—	(172,000)	—	(172,000)

Balance at January 31, 2005	2,950,000	$3,000	$16,351,000	$(698,000)	$4,119,000	$—	$19,775,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Three Weeks Ended January 31, 2005	(Restated-Note 2) Fifty-Two Weeks Ended January 26, 2004	(Restated-Note 2) Fifty-Two Weeks Ended January 27, 2003
Cash flows from operating activities:
Net income (loss)	$(172,000)	$1,113,000	$(1,866,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	560,000
Depreciation and amortization	2,415,000	2,569,000	3,360,000
Provision for allowances for bad debts	—	—	—
Impairment of long-lived assets	2,838,000	1,083,000	1,831,000
Amortization of loan costs	25,000	101,000	125,000
Deferred income taxes, net	(1,087,000)	126,000	(540,000)
Change in operating assets and liabilities:
Receivables	(43,000)	(10,000)	430,000
Inventories	29,000	125,000	151,000
Prepaid expenses	50,000	155,000	(133,000)
Deposits and other	52,000	(56,000)	(57,000)
Deferred rent payable	(61,000)	(102,000)	164,000
Accounts payable-trade	(1,061,000)	(1,247,000)	(601,000)
Income taxes payable	365,000	356,000	(434,000)
Other accrued liabilities	459,000	(1,145,000)	671,000

Total adjustments	3,981,000	1,955,000	5,527,000

Net cash provided by operating activities	3,809,000	3,068,000	3,661,000
Cash flows from investing activities:
Payments on notes receivable	20,000	85,000	271,000
Acquisition of property, buildings and equipment	(2,947,000)	(1,283,000)	(814,000)
Interest income	(3,000)	—	—
Proceeds from the sale of assets	—	1,160,000	—
Purchase of license agreement	—	—	(773,000)
Payments by officer	632,000	—	—

Net cash used in investing activities	(2,298,000)	(38,000)	(1,316,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	—	(1,306,000)	1,306,000
Payments on long-term debt	(838,000)	(7,389,000)	(11,924,000)
Proceeds from issuance of long-term debt	3,075,000	3,920,000	8,126,000
Proceeds from line of credit, net	(1,900,000)	1,900,000	—
Capitalized loan costs	(29,000)	(43,000)	(43,000)
Principal payments on capital leases	(97,000)	(100,000)	(104,000)
Dividend paid	(1,475,000)	—	—

Net cash used in financing activities	(1,264,000)	(3,018,000)	(2,639,000)

Net increase (decrease) in cash and cash equivalents	247,000	12,000	(294,000)
Cash and cash equivalents at beginning of period	445,000	433,000	727,000

Cash and cash equivalents at end of period	$692,000	$445,000	$433,000

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

        The operating results for the 53-week period ended January 31, 2005 included 53 weeks of operations for the Company's 14 franchised HomeTown Buffet restaurants, seven JB's restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), two JJ North's Country Buffet restaurants, two Casa Bonita restaurants, and two Holiday House restaurants. In addition, operating results include 30, 34 and 52 weeks for three JJ North's Country Buffet restaurants closed during the fiscal year 2005. Results also include 35 and 51 weeks for two HomeTown Buffet restaurants. Results for 2005 also include 34 weeks of operations for one North's Star Buffet restaurant and 39 weeks of operations for one JB's Restaurant. Eight restaurants were closed at the end of the 2005 fiscal year for repositioning. Four of the eight closed restaurants have been leased to third-property operators, three restaurants remain closed for remodeling and repositioning and one closed restaurant is property held for sale.

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

Revenue Recognition

        The Company's principal source of revenue is from customer dining transactions. Revenue is recognized at the time the meal is paid for by the customer, in the form of cash or credit card.

Receivables

        The Company records an allowance for bad debts on accounts and notes receivable based on the collection history of the specific account or note receivable.

Consideration Received from Vendors

        The Company records vendor rebates on products purchased as a reduction in the cost of sales as earned. The allowances are recognized as earned in accordance with the underlying agreement with the vendor.

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

        Property and equipment placed on the market for sale is not depreciated and is reclassed on the balance sheet as property held for sale. Property and equipment in non-operating units for remodeling or repositioning is not depreciated.

        Repairs and maintenance are charged to operations as incurred. Remodeling costs are generally capitalized.

Goodwill

        Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company's statements of operations for the years ended January 31, 2005, January 26, 2004 and January 27, 2003.

        The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. Goodwill is tested for impairment at the reporting unit level. Because SFAS 142 defines reporting unit as an operating segment or one level below an operating segment, Star Buffet reviews goodwill for possible impairment by restaurant. Six and eleven reporting units (restaurants) had recorded goodwill for 2005 and 2004, respectively.

        The Company utilizes a two-part impairment test. First, the fair value of the reporting unit is compared to carrying value (including goodwill). If the carrying value is greater than the fair value, the second step is performed. In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill. If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit. We also take into account the historical, current and future (based on probability) operating results of the eleven reporting units and any other facts and data pertinent to valuing the reporting units in our impairment test. Management determined there was no impairment after reviewing all of the data of our eleven reporting units with recorded goodwill for 2004. In fiscal 2005, the Company impaired four reporting units after evaluating all pertinent data in its annual impairment review and impaired one additional reporting unit resulting from a triggering event (store closure). The amount of the impairment charge was $1,230,000.

        The Company has an independent evaluation of goodwill conducted every three years. The most recent independent valuation was conducted as of February 1, 2005.

        SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of each reporting unit that included goodwill to the carrying amount of the reporting unit as of January 29, 2002. The Company performed the transitional impairment test and determined that the carrying amount of relevant reporting units was in excess of the fair value of those units. This resulted in a transitional impairment loss of $849,000 which was reported as a cumulative effect of a change in accounting principle, net of a tax benefit of $289,000 in the first quarter of 2003. Subsequent to adoption of SFAS, the Company evaluates goodwill for impairment annually or when a triggering event occurs that indicates a potential impairment may have occurred in accordance with SFAS 142. Future impairments of goodwill, if any, will adversely affect the results of operations in the periods recognized.

Other Intangible Assets

        Other intangible assets are comprised of franchise fees, loan acquisition costs, and JB's license agreement. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years. Loan costs are amortized using the straight-line method over the lesser of the life of the loan or five years. The JB's license agreement is being amortized using the straight-line method over 11 years.

	Gross Carrying Amt	Accumulated Amortization	Net
Fiscal 2005
Franchise and license fees	$1,123,000	$(391,000)	$732,000
Loan acquisition costs	110,000	(45,000)	65,000

Total	$1,233,000	$(436,000)	$797,000

Fiscal 2004
Franchise and license fees	$1,173,000	$(304,000)	$869,000
Loan acquisition costs	81,000	(19,000)	62,000

Total	$1,254,000	$(323,000)	$931,000

        The table below shows expected amortization for purchased intangibles as of January 31, 2005 for the next five years:

Fiscal Year
2006	$113,000
2007	108,000
2008	103,000
2009	102,000
2010	99,000
Thereafter	272,000

Total	$797,000

        The Company acquired the JB's license agreement in November 2002 for $773,000. Amortization expenses for fiscal 2005, 2004 and 2003 were $78,000, $78,000 and $21,000, respectively.

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

Pre-Opening Costs

        Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $0, $0 and $63,000 of pre-opening costs during fiscal 2005, 2004 and 2003, respectively.

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

Advertising Expenses

        Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $687,000, $785,000 and $853,000, for the years ended January 31, 2005, January 26, 2004 and January 27, 2003, respectively.

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

Leases

        The Company has various lease commitments on store locations. Expenses of operating leases with escalating payment terms are recognized on a straight-line basis over the lives that conform to the related term used to depreciate leasehold improvements on the leased property. Contingent rental payments are triggered by surpassing annual base revenue levels set forth in certain of our lease agreements. Contingent rental expense is recorded in each month that our revenue exceeds the monthly base revenue levels as set forth in certain of our lease agreements. In situations where the contingent rent is based on annual sales or cumulative sales to date, contingent rental expense is recorded when it is determined probable that we will exceed the established threshold.

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

Earnings (Loss) per Share

        The Company applies Statement of Financial Accounting Standards No. 128 (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method. The following is a reconciliation of the denominators used to calculate diluted earnings (loss) per share on net income (loss) for the respective fiscal years:

	Fifty-Three Weeks Ended January 31, 2005	(Restated-Note 2) Fifty-Two Weeks Ended January 26, 2004	(Restated-Note 2) Fifty-Two Weeks Ended January 27, 2003
Weighted average common shares outstanding—basic	2,950,000	2,950,000	2,950,000
Dilutive effect of stock options	211,875	234,675	—
Anti-dilutive stock options	(211,875)	—	—

Weighted average common shares outstanding—diluted	2,950,000	3,184,675	2,950,000

        Weighted average common shares used in the year ended January 31, 2005 diluted loss per share computations exclude stock options to purchase 701,000 shares of common stock as their effect is anti-dilutive. Weighted average common shares used in the year ended January 26, 2004 diluted earnings per share computations exclude stock options to purchase 496,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Weighted average common shares used in the year ended January 27, 2003 diluted loss per share computations exclude stock options to purchase 733,000 shares of common stock which are considered to be anti-dilutive due to the market price of the underlying stock being less than the exercise price.

Segment Reporting

        The Company's reportable segments are based on brand similarities. Business results are based on the Company's management accounting practices.

Comprehensive Income

        The Company does not have any components of comprehensive income other than net income (loss) and, therefore, comprehensive income equaled net income (loss) for all periods presented.

Stock-Based Compensation

        The Company uses the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 when recognizing expense for employee stock compensation plans. As such, compensation expense is generally only recognized on the date of grant when the current market price of the stock exceeds the exercise price. Had the Company determined compensation cost based on the fair value method at the grant date for its stock options, the Company's net income (loss) and earnings (loss) per share would have reflected the pro forma amounts indicated below:

	Fifty-Three Weeks Ended January 31, 2005	(Restated-Note 2) Fifty-Two Weeks Ended January 26, 2004	(Restated-Note 2) Fifty-Two Weeks Ended January 27, 2003
	(dollars in thousands except per share amounts)
Net income (loss) attributable to common stockholders
As reported	$(172)	$1,113	$(1,866)
Pro forma compensation expense	—	—	—
Pro forma net income (loss)	$(172)	$1,113	$(1,866)
Per share—basic
As reported	$(.06)	$.38	$(.63)
Pro forma compensation expense	—	—	—
Pro forma net income (loss)	$(.06)	$.38	$(.63)
Per share—diluted
As reported	$(.06)	$.35	$(.63)
Pro forma compensation expense	—	—	—
Pro forma net income (loss)	$(.06)	$.35	$(.63)

        For purposes of pro forma disclosures, the fair value of stock options are estimated when applicable on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no projected annual dividends, expected volatility, a risk free interest rate and other factors.

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

New Accounting Pronouncements

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not have any derivative instruments or hedging activities as of January 31, 2005.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity as of January 31, 2005.

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

        In December 2004, the Financial Accounting Standards Board ("FASB") recently enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The Company is required to adopt SFAS 123R in the fourth quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 to the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to potentially have a significant impact on our consolidated statements of operations and net income per share starting in fiscal 2007.

        In December 2004, the FASB issued FASB 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company is evaluating the requirements under FASB 151 to determine the impact, if any, on the consolidated financial statements.

Reclassifications

        Certain non-material amounts in fiscal 2003 and fiscal 2004 have been reclassed to conform with the fiscal 2005 presentation.

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

        As a result of a review of its accounting records during the normal course of the fiscal 2005 independent audit, the Company determined rent expense for the fiscal years 1997 through 2004 had been under-recognized. The determination was based on an internal review in consultation with its independent auditors and considering the opinions expressed in the letter of February 7, 2005 from the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued to the

American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). On March 28, 2005, the Audit Committee of Star Buffet, Inc. determined that it needed to change its calculation and presentation of straight-line rent expense and related deferred rent liability which were not in accordance with GAAP. The Company has restated its previously reported audited financial statements for the fiscal years ended January 26, 2004 and January 27, 2003 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended May 17, 2004, August 9, 2004 and November 1, 2004. Previously, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term. The Company depreciated its leasehold improvements over a period that included both the initial non-cancelable term of the lease and certain option periods. The Company restated its financial statements to recognize rent expense on a straight-line basis which conforms to the term used to depreciate leasehold improvements on the leased property.

        The cumulative effect of the restatement through fiscal 2004 was an increase in the deferred rent liability of approximately $485,000 and an increase of approximately $170,000 in the deferred income tax asset. As a result, retained earnings at the end of fiscal 2004 decreased by approximately $315,000. Rent expense for fiscal years ended 2003 and 2004 increased by approximately $42,000 and $82,000, respectively, and for the first three quarters of fiscal 2005 by approximately $26,000, $20,000 and $19,000, respectively. The restatement decreased diluted net earnings per share by approximately $0.01 and $0.02 for fiscal years ended 2003 and 2004, respectively, and by approximately $0.01 cumulatively for the first three quarters of fiscal 2005. The restatement did have any impact on the Company's previously reported cash flows, sales or compliance with any covenant under its credit facility or other debt instruments.

        As a result of these items, the Company has recorded a prior period adjustment to beginning retained earnings of $235,000 in fiscal 2002, reduced earnings in fiscal 2003 by $27,000 and reduced earnings by $53,000 in fiscal 2004.

        Following are reconciliations of the Company's restatement of the Consolidated Balance Sheet for fiscal year 2004 and Consolidated Income Statements for fiscal years 2004 and 2003.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Year Ended January 26, 2004
	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$445,000		$445,000
Current portion of notes receivables	17,000		17,000
Receivables	377,000		377,000
Inventories	494,000		494,000
Deferred income taxes	162,000		162,000
Prepaid expenses	124,000		124,000
Property held for sale	931,000		931,000

Total current assets:	2,550,000		2,550,000
Property, buildings and equipment:
Property, buildings and equipment, net	18,391,000		18,391,000
Property and equipment leased to third parties, net	4,123,000		4,123,000
Property, buildings and equipment held for future use	1,985,000		1,985,000
Property and equipment under capitalized leases, net	1,153,000		1,153,000
Property held for sale	—		—

Total property, buildings and equipment	25,652,000		25,652,000
Other Assets:
Notes receivable, net of current portion	2,878,000		2,878,000
Deposits and other	276,000		276,000

Total other assets	3,154,000		3,154,000
Deferred income taxes, net	590,000	170,000	760,000
Intangible assets:
Goodwill	2,907,000		2,907,000
Other intangible assets, net	931,000		931,000
Total intangible assets	3,838,000		3,838,000
Total assets	$35,784,000	$170,000	$35,954,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Year Ended January 26, 2004
	As Reported	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$2,798,000		$2,798,000
Payroll and related taxes	1,280,000		1,280,000
Sales and property taxes	806,000		806,000
Rent, licenses and other	475,000		475,000
Income taxes payable	356,000		356,000
Revolving line of credit	1,900,000		1,900,000
Current maturities of obligations under long-term debt	329,000		329,000
Current maturities of obligations under capital leases	96,000		96,000

Total current liabilities	8,040,000		8,040,000
Deferred rent payable	896,000	485,000	1,381,000
Other long-term liability	101,000		101,000
Capitalized lease obligations, net of current maturities	1,655,000		1,655,000
Long-term debt, net of current maturities	3,987,000		3,987,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—		—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 2,950,000 shares	3,000		3,000
Additional paid-in capital	16,351,000		16,351,000
Officer's notes receivable	(1,330,000)		(1,330,000)
Retained earnings	6,081,000	(315,000)	5,766,000

Total stockholders' equity	21,105,000	(315,000)	20,790,000

Total liabilities and stockholders' equity	$35,784,000	$170,000	$35,954,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Fifty-Two Weeks Ended January 26, 2004
	As Reported	Adjustments	Restated
Total revenues	$68,090,000		$68,090,000

Costs and expenses
Food costs	23,275,000		23,275,000
Labor costs	23,015,000		23,015,000
Occupancy and other expenses	13,960,000	$82,000	14,042,000
General and administrative expenses	2,433,000		2,433,000
Depreciation and amortization	2,670,000		2,670,000
Impairment of long-lived assets	1,083,000		1,083,000

Total costs and expenses	66,436,000	82,000	66,518,000

Income from operations	1,654,000	(82,000)	1,572,000
Interest expense	(569,000)		(569,000)
Interest income	107,000		107,000
Reversal of litigation accrual	400,000		400,000
Other income	212,000		212,000

Income before income taxes (benefit) and cumulative effect of a change in accounting principle	1,804,000	(82,000)	1,722,000
Income taxes (benefit)	638,000	(29,000)	609,000

Income before cumulative effect of a change in accounting principle	1,166,000	(53,000)	1,113,000
Cumulative effect of a change in accounting principle—net of tax benefit	—	—	—

Net income	$1,166,000	$(53,000)	$1,113,000

Income (loss) per common share before cumulative effect of a change in accounting principle—basic	$0.40	$(0.02)	$0.38
Income (loss) per common share before cumulative effect of a change in accounting principle—diluted	$0.37	$(0.02)	$0.35
Cumulative effect of a change in accounting principle—net of tax benefit	—	—	—

Net income (loss) per common share—basic	$0.40	$(0.02)	$0.38

Net income (loss) per common share—diluted	$0.37	$(0.02)	$0.35

Weighted average shares outstanding—basic	2,950,000		2,950,000

Weighted average shares outstanding—diluted	3,184,675		3,184,675

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Fifty-Two Weeks Ended January 27, 2003
	As Reported	Adjustments	Restated
Total revenues	$74,798,000		$74,798,000

Costs and expenses
Food costs	25,867,000		25,867,000
Labor costs	25,695,000		25,695,000
Occupancy and other expenses	15,918,000	$42,000	15,960,000
General and administrative expenses	3,739,000		3,739,000
Depreciation and amortization	3,485,000		3,485,000
Impairment of long-lived assets	1,831,000		1,831,000

Total costs and expenses	76,535,000	42,000	76,577,000

Income from operations	(1,737,000)	(42,000)	(1,779,000)
Interest expense	(614,000)		(614,000)
Interest income	239,000		239,000
Reversal of litigation accrual	—		—
Other income	33,000		33,000

Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	(2,079,000)	(42,000)	(2,121,000)
Income taxes (benefit)	(800,000)	(15,000)	(815,000)

Income (loss) before cumulative effect of a change in accounting principle	(1,279,000)	(27,000)	(1,306,000)
Cumulative effect of a change in accounting principle—net of tax benefit	(560,000)	—	(560,000)

Net income (loss)	$(1,839,000)	$(27,000)	$(1,866,000)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic	$(0.43)	$(0.01)	$(0.44)
Income (loss) per common share before cumulative effect of a change in accounting principle—diluted	$(0.43)	$(0.01)	$(0.44)
Cumulative effect of a change in accounting principle—net of tax benefit	(0.19)	—	(0.19)

Net income (loss) per common share—basic	$(0.62)	$(0.01)	$(0.63)

Net income (loss) per common share—diluted	$(0.62)	$(0.01)	$(0.63)

Weighted average shares outstanding—basic	2,950,000		2,950,000

Weighted average shares outstanding—diluted	2,950,000		2,950,000

        Following are the consolidated statements of income as originally reported and as restated for the quarters ended November 1, 2004, August 9, 2004, May 17, 2004 and for each of the quarters of fiscal years 2004 and 2003.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended November 1, 2004
	As Reported	Restated
	(Unaudited)
Total revenues	$13,269,000	$13,269,000

Costs and expenses
Food costs	4,611,000	4,611,000
Labor costs	4,577,000	4,577,000
Occupancy and other expenses	2,876,000	2,895,000
General and administrative expenses	540,000	540,000
Depreciation and amortization	531,000	531,000
Impairment of long-lived assets	262,000	262,000

Total costs and expenses	13,397,000	13,416,000

Loss from operations	(128,000)	(147,000)
Interest expense	(167,000)	(167,000)
Interest income	—	—
Reversal of litigation accrual	—	—
Other income	67,000	67,000

Loss before income taxes	(228,000)	(247,000)
Income taxes (benefit)	(75,000)	(82,000)

Net loss	$(153,000)	$(165,000)

Net loss per common share—basic	$(0.05)	$(0.06)

Net loss per common share—diluted	$(0.05)	$(0.06)

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000

	Twelve Weeks Ended August 9, 2004
	As Reported	Restated
	(Unaudited)
Total revenues	$15,539,000	$15,539,000

Costs and expenses
Food costs	5,316,000	5,316,000
Labor costs	5,127,000	5,127,000
Occupancy and other expenses	3,005,000	3,025,000
General and administrative expenses	552,000	552,000
Depreciation and amortization	567,000	567,000
Impairment of long-lived assets	99,000	99,000

Total costs and expenses	14,666,000	14,686,000

Income from operations	873,000	853,000
Interest expense	(139,000)	(139,000)
Interest income	1,000	1,000
Reversal of litigation accrual	—	—
Other income	65,000	65,000

Income before income taxes	800,000	780,000
Income taxes	274,000	267,000

Net income	$526,000	$513,000

Net income per common share—basic	$0.18	$0.17

Net income per common share—diluted	$0.17	$0.16

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	3,184,675	3,184,675

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Sixteen Weeks Ended May 17, 2004
	As Reported	Restated
	(Unaudited)
Total revenues	$21,551,000	$21,551,000

Costs and expenses
Food costs	7,414,000	7,414,000
Labor costs	7,064,000	7,064,000
Occupancy and other expenses	4,143,000	4,169,000
General and administrative expenses	977,000	977,000
Depreciation and amortization	729,000	729,000
Impairment of long-lived assets	155,000	155,000

Total costs and expenses	20,482,000	20,508,000

Income from operations	1,069,000	1,043,000
Interest expense	(187,000)	(187,000)
Interest income	3,000	3,000
Reversal of litigation accrual	—	—
Other income	81,000	81,000

Income before income taxes	966,000	940,000
Income taxes	338,000	329,000

Net income	$628,000	$611,000

Net income per common share—basic	$0.21	$0.21

Net income per common share—diluted	$0.20	$0.20

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	3,184,675	3,184,675

	Twelve Weeks Ended January 26, 2004
	As Reported	Restated
	(Unaudited)
Total revenues	$15,016,000	$15,016,000

Costs and expenses
Food costs	5,481,000	5,481,000
Labor costs	5,096,000	5,096,000
Occupancy and other expenses	3,131,000	3,151,000
General and administrative expenses	455,000	455,000
Depreciation and amortization	672,000	672,000
Impairment of long-lived assets	466,000	466,000

Total costs and expenses	15,301,000	15,321,000

Loss from operations	(285,000)	(305,000)
Interest expense	(25,000)	(25,000)
Interest income	(61,000)	(61,000)
Reversal of litigation accrual	—	—
Other income	47,000	47,000

Loss before income taxes	(324,000)	(344,000)
Income taxes (benefit)	(97,000)	(104,000)

Net loss	$(227,000)	$(240,000)

Net loss per common share—basic	$(0.08)	$(0.08)

Net loss per common share—diluted	$(0.08)	$(0.08)

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended November 3, 2003
	As Reported	Restated
	(Unaudited)
Total revenues	$14,378,000	$14,378,000

Costs and expenses
Food costs	4,816,000	4,816,000
Labor costs	4,943,000	4,943,000
Occupancy and other expenses	3,121,000	3,140,000
General and administrative expenses	645,000	645,000
Depreciation and amortization	561,000	561,000
Impairment of long-lived assets	141,000	141,000

Total costs and expenses	14,227,000	14,246,000

Income from operations	151,000	132,000
Interest expense	(155,000)	(155,000)
Interest income	50,000	50,000
Reversal of litigation accrual	—	—
Other income	99,000	99,000

Income before income taxes	145,000	126,000
Income taxes	50,000	43,000

Net income	$95,000	$83,000

Net income per common share—basic	$0.03	$0.03

Net income per common share—diluted	$0.03	$0.03

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000

	Twelve Weeks Ended August 11, 2003
	As Reported	Restated
	(Unaudited)
Total revenues	$16,259,000	$16,259,000

Costs and expenses
Food costs	5,451,000	5,451,000
Labor costs	5,496,000	5,496,000
Occupancy and other expenses	3,301,000	3,321,000
General and administrative expenses	511,000	511,000
Depreciation and amortization	515,000	515,000
Impairment of long-lived assets	193,000	193,000

Total costs and expenses	15,467,000	15,487,000

Income from operations	792,000	772,000
Interest expense	(166,000)	(166,000)
Interest income	48,000	48,000
Reversal of litigation accrual	—	—
Other income	39,000	39,000

Income before income taxes	713,000	693,000
Income taxes	244,000	237,000

Net income	$469,000	$456,000

Net income per common share—basic	$0.16	$0.15

Net income per common share—diluted	$0.16	$0.15

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Sixteen Weeks Ended May 19, 2003
	As Reported	Restated
	(Unaudited)
Total revenues	$22,437,000	$22,437,000

Costs and expenses
Food costs	7,528,000	7,528,000
Labor costs	7,479,000	7,479,000
Occupancy and other expenses	4,407,000	4,431,000
General and administrative expenses	823,000	823,000
Depreciation and amortization	921,000	921,000
Impairment of long-lived assets	283,000	283,000

Total costs and expenses	21,441,000	21,465,000

Income from operations	996,000	972,000
Interest expense	(222,000)	(222,000)
Interest income	69,000	69,000
Reversal of litigation accrual	400,000	400,000
Other income	27,000	27,000

Income before income taxes	1,270,000	1,246,000
Income taxes	441,000	433,000

Net income	$829,000	$813,000

Net income per common share—basic	$0.28	$0.28

Net income per common share—diluted	$0.28	$0.28

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000

	Twelve Weeks Ended January 27, 2003
	As Reported	Restated
	(Unaudited)
Total revenues	$16,059,000	$16,059,000

Costs and expenses
Food costs	5,485,000	5,485,000
Labor costs	5,536,000	5,536,000
Occupancy and other expenses	3,438,000	3,448,000
General and administrative expenses	941,000	941,000
Depreciation and amortization	778,000	778,000
Impairment of long-lived assets	792,000	792,000

Total costs and expenses	16,970,000	16,980,000

Loss from operations	(911,000)	(921,000)
Interest expense	(135,000)	(135,000)
Interest income	53,000	53,000
Reversal of litigation accrual	—	—
Other income	33,000	33,000

Loss before income taxes	(960,000)	(970,000)
Income taxes (benefit)	(393,000)	(397,000)

Net loss	$(567,000)	$(573,000)

Net loss per common share—basic	$(0.19)	$(0.19)

Net loss per common share—diluted	$(0.19)	$(0.19)

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Twelve Weeks Ended November 4, 2002
	As Reported	Restated
	(Unaudited)
Total revenues	$15,587,000	$15,587,000

Costs and expenses
Food costs	5,226,000	5,226,000
Labor costs	5,607,000	5,607,000
Occupancy and other expenses	3,533,000	3,543,000
General and administrative expenses	881,000	881,000
Depreciation and amortization	816,000	816,000
Impairment of long-lived assets	—	—

Total costs and expenses	16,063,000	16,073,000

Loss from operations	(476,000)	(486,000)
Interest expense	(157,000)	(157,000)
Interest income	50,000	50,000
Reversal of litigation accrual	—	—
Other income	—	—

Loss before income taxes	(583,000)	(593,000)
Income taxes (benefit)	(201,000)	(205,000)

Net loss	$(382,000)	$(388,000)

Net loss per common share—basic	$(0.13)	$(0.13)

Net loss per common share—diluted	$(0.13)	$(0.13)

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000

	Twelve Weeks Ended August 12, 2002
	As Reported	Restated
	(Unaudited)
Total revenues	$17,960,000	$17,960,000

Costs and expenses
Food costs	6,196,000	6,196,000
Labor costs	6,165,000	6,165,000
Occupancy and other expenses	3,832,000	3,842,000
General and administrative expenses	834,000	834,000
Depreciation and amortization	800,000	800,000
Impairment of long-lived assets	1,040,000	1,040,000

Total costs and expenses	18,867,000	18,877,000

Loss from operations	(907,000)	(917,000)
Interest expense	(132,000)	(132,000)
Interest income	63,000	63,000
Reversal of litigation accrual	—	—
Other income	—	—

Loss before income taxes	(976,000)	(986,000)
Income taxes (benefit)	(358,000)	(361,000)

Net loss	$(618,000)	$(625,000)

Net loss per common share—basic	$(0.21)	$(0.21)

Net loss per common share—diluted	$(0.21)	$(0.21)

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Sixteen Weeks Ended May 20, 2002
	As Reported	Restated
	(Unaudited)
Total revenues	$25,192,000	$25,192,000

Costs and expenses
Food costs	8,960,000	8,960,000
Labor costs	8,386,000	8,386,000
Occupancy and other expenses	5,115,000	5,127,000
General and administrative expenses	1,083,000	1,083,000
Depreciation and amortization	1,091,000	1,091,000
Impairment of long-lived assets	—	—

Total costs and expenses	24,635,000	24,647,000

Income from operations	557,000	545,000
Interest expense	(190,000)	(190,000)
Interest income	73,000	73,000
Reversal of litigation accrual	—	—
Other income	—	—

Income before income taxes	440,000	428,000
Income taxes	152,000	148,000

Income before cumulative effect of a change in accounting principle	288,000	280,000
Cumulative effect of a change in accounting principle—net of taxes	(560,000)	(560,000)
Net loss	$(272,000)	$(280,000)

Income per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.10	$0.09
Cumulative effect of a change in accounting principle—net of taxes	(0.19)	(0.19)

Net loss per common share—basic and diluted	$(0.09)	$(0.10)

Weighted average shares outstanding—basic	2,950,000	2,950,000

Weighted average shares outstanding—diluted	2,950,000	2,950,000

NOTE 3—NOTES RECEIVABLE

        Notes receivable consist of the following:

	January 31, 2005	January 26, 2004
Notes receivable from North's Restaurants, Inc.	$2,823,000	$2,823,000
Notes receivable from landlord	55,000	72,000

Total notes receivable	2,878,000	2,895,000
Less current portion	18,000	17,000

Notes receivable, net of current portion	$2,860,000	$2,878,000

        The receivable from North's Restaurants, Inc. ("North's") originally included $3,123,000 for a term note and $371,000 on a line of credit that was converted to a note receivable. As a result of a dispute with North's, management stopped accruing interest pending resolution of the dispute with North's (Note 12). As part of a Settlement Agreement entered on January 26, 2001, North's promised to pay the Company the principal sum of $3,500,000 with an interest rate of 8% per annum. North's paid the Company $295,000 pursuant to the terms of the Settlement Agreement and such payment was applied to reduce the principal amount owing. The $3.5 million note receivable stipulates that monthly payments of principal and interest be made in the amount of $39,954. The loan calls for monthly payments to start on February 26, 2001 and continue on the 26th day of each month thereafter, with a final payment of all remaining unpaid principal, accrued interest and other sums due under the note due and payable on September 26, 2010. Our collateral includes all real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company is pari passu with the only other secured creditor. The other secured creditor is owed approximately $3,000,000 not including accrued interest.

        The Company accommodated North's request for working capital and remodeling expenditures by reducing the principal payments due from June 26, 2002 through July 26, 2003 from $303,000 to $65,000. Full principal and interest payments were to resume August 2003 through January 2011 with the final payment due in February 2011. Except as set forth below, no payments have been received from North's subsequent to the July 2003 payment. The Company has not recorded approximately $319,000 of interest income due from North's. The Company has not provided an allowance for bad debts for the note as of January 31, 2005. Based on financial information that has been provided to us, historic and estimated future cash flows are adequate for recovery of the principal amount of the note receivable. Subsequent to year end, in March 2005, North's made a $9,000 interest payment.

        On March 2, 2004, the Company filed a second action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. A trial date has not been set. Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North's since August 2003. The Company's note, together with the obligation to another significant creditor of North's, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of January 31, 2005.

        Certain creditors have requested, and the court has approved on October 4, 2004 the appointment of a trustee to manage the affairs of North's Restaurants, Inc. Company management has met with the trustee to discuss plans for repayment of the obligation. Company management has provided the trustee with detailed alternatives that would permit full recovery of the obligation.

NOTE 4—PROPERTY, BUILDINGS AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

        The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	January 31, 2005	January 26, 2004
Property, buildings and equipment:
Furniture, fixtures and equipment	$12,033,000	$13,842,000
Land	3,085,000	2,637,000
Buildings and leasehold improvements	20,653,000	22,480,000

	35,771,000	38,959,000
Less accumulated depreciation	(19,012,000)	(20,568,000)

	$16,759,000	$18,391,000

        The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,174,000)	(2,040,000)

	$1,019,000	$1,153,000

        Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds currently in eight non-operating units. Four of the eight units are leased to third-party operators, three units are closed for remodeling and repositioning and one unit is included in property held for sale at January 31, 2005. The components are as follows:

	January 31, 2005	January 26, 2004
Property and equipment leased to third parties:
Equipment	$655,000	$517,000
Land	1,787,000	1,559,000
Buildings and leaseholds	3,290,000	2,353,000

	5,732,000	4,429,000
Less accumulated depreciation	(1,371,000)	(694,000)

	$4,361,000	$3,735,000

	January 31, 2005	January 26, 2004
Property, buildings and equipment held for future use:
Equipment	$6,153,000	$4,023,000
Land	382,000	228,000
Buildings and leaseholds	1,528,000	937,000

	8,063,000	5,188,000
Less accumulated depreciation	(5,489,000)	(2,815,000)

	$2,574,000	$2,373,000

	January 31, 2005	January 26, 2004
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000

	$931,000	$931,000

        Depreciation expenses for fiscal 2005, 2004 and 2003 were $2,316,000, $2,472,000 and $3,362,000, respectively.

NOTE 5—LONG-TERM DEBT

        On October 23, 1998, the Company entered into a $20 million syndicated bank financing agreement led by FleetBoston Financial Corporation (formerly known as BankBoston, N.A.). The credit facility consisted of a $13 million, 5-year term loan (the "Term Loan Facility") and a $7 million, 5-year revolving credit facility (the "Revolving Credit Facility"). The Company paid the Term Loan Facility in full on May 17, 2002. Borrowings under the Revolving Credit Facility bore interest at approximately 3.5% for fiscal 2004. All outstanding amounts under the Revolving Credit Facility became due in October 2003 and were paid timely.

        On October 31, 2004, the Company continued a $1.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the "Revolving Line of Credit"). The Revolving Line of Credit refinanced a revolving credit facility the Company previously had with FleetBoston Financial Corporation and provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. The Company is currently in compliance with these covenants. All outstanding amounts under the Revolving Line of Credit become due October 31, 2005. The Company increased the Revolving Line of Credit on February 1, 2005 to $2.0 million and increased the limit on annual dividends and purchase or redemption of capital stock to $2.5 million with no other changes in terms or covenants. The Company will seek to renew or replace the Revolving Line of Credit by October 2005. There can be no assurance the Revolving Line of Credit can be refinanced on acceptable terms or at all. The Revolving Line of Credit balance was $0 on January 31, 2005 and April 15, 2005. The Revolving Line of Credit had $2,000,000 available for borrowing on April 15, 2005.

        On February 1, 2001, the Company entered into a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 31, 2005 and January 26, 2004 was $384,000 and $406,000, respectively.

        On October 9, 2001, the Company entered into a $773,000 15 year first real estate mortgage with First National Bank of Wyoming. The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, requires the maintenance of certain fixed charge coverage ratios and requires a minimum shareholder ownership percentage. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's JB's Restaurant in Laramie, Wyoming. The balance at January 31, 2005 and January 26, 2004 was $663,000 and $698,000, respectively.

        On May 2, 2002, the Company entered into a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company's agreement with FleetBoston. The mortgage is secured by the Company's HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 31, 2005 and January 26, 2004 was $1,205,000 and $1,319,000, respectively.

        On December 19, 2003, the Company entered into a $1,470,000 six year first real estate mortgage with Platinum Bank. The mortgage has monthly payments including interest of $12,678 through November 19, 2009 with a balloon payment of $475,000 due on December 19, 2009. The mortgage bears interest at a fixed rate of 6.25% for the first three years with interest for years four to six calculated at the three year Atlanta Federal Home Loan Bank advance rate for fixed rate credits plus 325 basis points with a floor of 6.0%. The mortgage is secured by the Company's BuddyFreddys restaurant in Plant City, Florida and a $500,000 personal guarantee of a shareholder. The balance at January 31, 2005 and January 26, 2004 was $1,404,000 and $1,465,000, respectively.

        On February 25, 2004, the Company entered into a $1,250,000 seven year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $18,396 and matures on February 25, 2011 with a fixed interest rate of 6.1%. The proceeds were used to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company's HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 31, 2005 was $1,115,000.

        On July 29, 2004, the Company entered into a $550,000 ten year first real estate mortgage with Heritage Bank. The mortgage has monthly payments including interest of $6,319 and matures on August 1, 2014 with a fixed interest rate of 6.75%. The mortgage is secured by the Company's JB's Restaurant in Great Falls, Montana. The balance at January 31, 2005 was $531,000.

        On October 27, 2004, the Company entered into a $1,275,000 five year first real estate mortgage with Bank of Utah. The mortgage has monthly payments including interest of $14,371 and matures on October 26, 2009 with a balloon payment of $752,000 due on October 26, 2009. The mortgage bears interest at a fixed interest rate of 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios. The proceeds were used to pay Naisco Investments, L.C., the previous lien holder and to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company's HomeTown Buffet restaurant in Layton, Utah. The balance at January 31, 2005 was $1,251,000.

        Long term debt matures in fiscal years ending after January 31, 2005 as follows:

Fiscal Year
2006	$543,000
2007	585,000
2008	626,000
2009	668,000
2010	1,421,000
Thereafter	2,710,000

Total	$6,553,000

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

        Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 2005 are as follows:

Fiscal year	Capital	Operating
2006	$298,000	$2,746,000
2007	309,000	2,445,000
2008	309,000	2,155,000
2009	319,000	1,845,000
2010	332,000	1,115,000
Thereafter	1,029,000	2,872,000

Total minimum lease payments:	2,596,000	$13,178,000

Less amount representing interest:	942,000

Present value of minimum lease payments:	1,654,000
Less current portion	116,000

Capital lease obligations excluding current portion	$1,538,000

        Aggregate rent expense under noncancelable operating leases during fiscal 2005, 2004 and 2003 are as follows:

	Fifty-Three Weeks Ended January 31, 2005	(Restated) Fifty-Two Weeks Ended January 26, 2004	(Restated) Fifty-Two Weeks Ended January 27, 2003
Minimum rentals	$3,137,000	$3,350,000	$3,729,000
Straight-line rentals	(61,000)	(101,000)	164,000
Contingent rentals	87,000	113,000	148,000

	$3,163,000	$3,362,000	$4,041,000

        In fiscal 2005, 2004 and 2003, the Company reduced the deferred rent payable for stores that were purchased or closed. The $108,000, $176,000 and $0 decrease in rent expense in 2005, 2004 and 2003, respectively, is recognized in the straight-line rentals disclosed above.

        The Company currently leases four non-operating units to tenants under non-cancellable operating leases with terms of five to ten years. The rental income for fiscal 2005, 2004 and 2003 was $292,000, $212,000 and $33,000, respectively. Rental income is recognized on a straight-line basis over the term of the lease.

        Future minimum lease payments receivable in fiscal years ending after January 31, 2005 is as follows:

Fiscal Year
2006	$321,000
2007	334,000
2008	344,000
2009	236,000
2010	159,000
Thereafter	387,000

Total	$1,781,000

NOTE 7—INCOME TAXES

        Income taxes (benefit) are comprised of the following:

	Fifty-Three Weeks Ended January 31, 2005	(Restated) Fifty-Two Weeks Ended January 26, 2004	(Restated) Fifty-Two Weeks Ended January 27, 2003
Current:
Federal	$431,000	$383,000	$(271,000)
State	105,000	100,000	(4,000)

	536,000	483,000	(275,000)
Deferred:
Federal	(592,000)	118,000	(691,000)
State	(112,000)	8,000	(138,000)

	(704,000)	126,000	(829,000)

	$(168,000)	$609,000	$(1,104,000)

        A reconciliation of income taxes (benefit) at the federal statutory rate of 34% to the Company's provision for taxes on income is as follows:

	Fifty-Three Weeks Ended January 31, 2005	(Restated) Fifty-Two Weeks Ended January 26, 2004	(Restated) Fifty-Two Weeks Ended January 27, 2003
Income taxes (benefit) at statutory rate	$(116,000)	$585,000	$(1,010,000)
State income taxes	(7,000)	68,000	(107,000)
Nondeductible expenses	46,000	55,000	15,000
Federal income tax credits	(175,000)	(295,000)	—
Adjustment of estimated income tax accruals	84,000	226,000	(227,000)
(Decrease) increase in valuation allowance	—	(35,000)	215,000
All other, net	—	5,000	10,000

	$(168,000)	$609,000	$(1,104,000)

        Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 31, 2005	(Restated) January 26, 2004
Current deferred tax assets:
Accrued vacation	$93,000	$87,000
Accrued expenses and reserves	111,000	75,000

Total deferred tax assets	204,000	162,000

Long-term deferred tax assets (liabilities):
Leases	1,072,000	1,199,000
Depreciation, amortization and impairments	720,000	(463,000)
Federal tax credit carryforward	—	11,000
State NOL carryforwards	193,000	193,000

Total deferred tax assets, net	1,985,000	940,000
Valuation allowance	(180,000)	(180,000)

Net long term asset	1,805,000	760,000

Net deferred tax assets	$2,009,000	$922,000

        While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will be able to realize the benefit of the deferred tax assets existing at January 31, 2005 based on the Company's expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

        A valuation allowance has been recognized for a state loss carryforward as cumulative losses create uncertainty about the realization of the tax benefits in future years. The Company has state net operating loss carryforwards of approximately $7,455,000 which expire in the years 2018 through 2023 at January 31, 2005.

NOTE 8—SEGMENT AND RELATED REPORTING

        The Company has five reporting segments: HomeTown Buffet, Casa Bonita, North's Star, Florida Buffets Division and JB's Restaurants. The Company's reportable segments are aggregated based on brand similarities of operating segments.

        At January 31, 2005, the HomeTown Buffet segment includes the Company's 14 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North's Star segment includes two JJ North's Country Buffet restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The JB's Restaurants segment includes the Company's seven JB's Restaurants.

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

	HomeTown Buffet	Casa Bonita	North's Star	Florida Buffets	JB's	Other	Total
	(Dollars in Thousands)
53 Weeks Ended January 31, 2005
Revenues	$32,282	$9,852	$4,290	$10,785	$7,647	$—	$64,856
Interest income	—	—	—	—	—	5	5
Interest expense	(192)	—	—	—	—	(448)	(640)
Depreciation & amortization	1,084	232	210	625	225	64	2,440
Impairment of long-lived assets	798	—	1,040	754	246	—	2,838
Income (loss) before income taxes	1,142	2,079	(1,667)	(24)	332	(2,202)	(340)
Total assets	12,386	1,346	4,388	9,314	5,230	2,216	34,880
(Restated) 52 Weeks Ended January 26, 2004
Revenues	$33,773	$9,437	$6,045	$10,592	$8,243	$—	$68,090
Interest income	—	—	—	—	—	107	107
Interest expense	(202)	—	—	—	—	(367)	(569)
Depreciation & amortization	1,211	248	319	507	249	136	2,670
Impairment of long-lived assets	114	—	490	466	13	—	1,083
Income (loss) before income taxes	1,987	1,818	(1,129)	71	468	(1,493)	1,722
Total assets	12,271	1,410	5,686	10,960	4,815	812	35,954
(Restated) 52 Weeks Ended January 27, 2003
Revenues	$35,512	$9,780	$7,564	$11,913	$10,029	$—	$74,798
Interest income	—	—	—	—	—	239	239
Interest expense	(210)	—	—	(33)	(2)	(369)	(614)
Depreciation & amortization	1,520	241	364	811	390	159	3,485
Impairment of long-lived assets	—	—	300	1,249	282	—	1,831
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	1,487	1,764	(975)	(1,495)	(106)	(2,796)	(2,121)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(367)	(124)	(69)	—	(560)
Total assets	12,150	1,417	6,474	13,207	4,991	1,207	39,446

NOTE 9—STOCKHOLDERS' EQUITY

Common Stock

        Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company's liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock, are fully paid and nonassessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock, which the Company may designate and issue in the future. The Company paid an annual cash dividend of $0.50 and $0.25 for fiscal 2005 and fiscal 2004, respectively. The Company also paid a special dividend of $0.25 in both fiscal 2005 and 2004.

Preferred Stock

        The Board of Directors has the authority, without further vote or action by the stockholders, to provide for the issuance of up to 1,500,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and privileges and limitations as the Board of Directors may determine, including the consideration received therefor. The Board of Directors also has authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state the effect that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects: (i) to restrict the payment of dividends on the Common Stock, (ii) to dilute the voting power and equity interests of holders of Common Stock, (iii) to prevent holders of Common Stock from participating in any distribution of the Company's assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied, or (iv) to require approval by the holders of Preferred Stock for certain matters such as amendments to the Company's Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving the Company. As a result, the issuance of Preferred Stock may, under certain circumstances, have the effect of delaying, discouraging or preventing bids for the Common Stock at a premium over the market price thereof, or a change in control of the Company, and could have a material adverse effect on the market price for the Common Stock.

Officer's Notes Receivable

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock prior to the enactment of Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 49% of the Company's outstanding common shares and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulate that the president will repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he receives a lump sum payment per a termination clause or six month's after the termination of his employment. It is anticipated that the loans will be repaid in cash from the personal assets of Mr. Wheaton. Management has elected not to record any interest income on the loans until the interest income is paid. The current rate is approximately 4.3% for the fourth quarter of fiscal 2005. Mr. Wheaton paid $632,000 in June 2004. At January 31, 2005, the loans totaled $698,000 ($1,330,000 at January 26, 2004).

Common Stock Repurchase

        On December 7, 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock to be effected in the open market, in private transactions or through alternative repurchase transactions approved by the Board of Directors. As of January 31, 2005, no shares have been repurchased under the December 7, 1999 authorization.

NOTE 10—EMPLOYEE BENEFIT PLANS

401(k) Plan

        In May 1998, the Company established a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employer contributions are at the discretion of the Company. The Company's contributions to the plan were approximately $15,000, $8,000, and $8,000 in administration costs for fiscal 2005, 2004 and 2003, respectively. The Board of Directors has authorized the termination of the Company's 401(k) plan. The plan has fewer than 50 participants as of April 15, 2005.

1997 Stock Incentive Plan

        In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which authorizes the grant of options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Board of Directors has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, time when options will be granted, terms of options granted and number of shares which will be subject to options granted under the 1997 Plan.

        A summary of the status of the Company's stock options is presented below (shares in thousands):

	Fifty-Three Weeks Ended January 31, 2005		Fifty-Two Weeks Ended January 26, 2004		Fifty-Two Weeks Ended January 27, 2003
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	731	$9.75	733	$9.75	735	$9.74
Granted	—	—	—	—	—	—
Cancelled	30	$6.73	2	$6.00	2	$7.50
Outstanding at end of year	701	$9.88	731	$9.75	733	$9.75

Options exercisable at year end	701	$9.88	731	$9.75	733	$9.75

        The exercise price of the options granted and exercisable at January 31, 2005 is $5.00 for 212,000 options and $12.00 for 489,000 options. On February 11, 2005, the Company granted 49,000 options exercisable at $6.70.

NOTE 11—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Three Weeks Ended January 31, 2005	(Restated) Fifty-Two Weeks Ended January 26, 2004	(Restated) Fifty-Two Weeks Ended January 27, 2003
Cash paid for income taxes	$554,000	$119,000	$181,000
Cash paid for interest	638,000	575,000	432,000
Non-cash investing and financing activities are as follows:
Exchange of property rental for repair services	$2,000	$—	$—
Acquisition of property with debt financing	550,000	500,000	—
Exchange of property, buildings and equipment for notes receivable	—	100,000	—
Reclassification of property held for sale to property, buildings and equipment	—	52,000	—
Reclassification of property held for sale	—	931,000	1,211,000
Exchange of receivables for equipment	—	—	79,000
Exchange of officer's note receivable for equipment	—	—	8,000
Write off of fully amortized intangibles	—	—	10,000
Write off of a receivable against allowance for bad debt	—	—	323,000
Transitional impairment of goodwill	—	—	849,000
Disposal of long-lived assets	—	—	318,000

        During the forty weeks ended November 3, 2003, the Company reclassified net assets totaling $931,000 from property, buildings and equipment to net assets held for sale; these assets were classified as current prior to the third quarter of fiscal 2005. The amount reclassified included land of $567,000 and buildings of $364,000.

NOTE 12—RELATED PARTY TRANSACTIONS

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

        In connection with the Company's employment contract with Mr. Robert E. Wheaton, the Company's President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company's common stock prior to the enactment of Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 49% of the Company's outstanding common shares and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans are secured by the common stock and bear interest at the prevailing rate set forth in the Company's credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulate that the president will repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he receives a lump sum payment per a termination clause or six month's after the termination of his employment. It is anticipated that the loans will be repaid in cash from the personal assets of Mr. Wheaton. Management has elected not to record any interest income on the loans until the interest income is paid. The current rate is approximately 4.3% for the fourth quarter of fiscal 2005. Mr. Wheaton paid $632,000 in June 2004. At January 31, 2005, the loans totaled $698,000 ($1,330,000 at January 26, 2004).

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any resolution will require payments that will have a material effect on the Company's consolidated statements of operations or financial position or liquidity.

        HTB entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee paid to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of all the Company's HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor's requirements. The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals, Recipe Manuals and Menus and HTB is to use it best effort to achieve the highest practicable level of sales, promptly make royalty payments and restricts operating restaurants within a geographic radius of the franchisor's restaurants. The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB's failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

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

        On March 2, 2004, the Company filed an action against North's Restaurants, Inc. ("North's") in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North's for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. A trial date has not been set. Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North's since August 2003. Since October 2004, the business of North's has been operated under a receivership. The Company's note, together with the obligation to another significant creditor of North's, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of January 31, 2005.

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

        On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB'S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, Star Buffet will lend K-BOB'S $1.5 million on a long-term basis. In exchange, K-BOB'S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB'S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB'S in other areas in the United States.

        On February 25, 2005, the Board of Directors approved the Company's second annual dividend of $0.50 per common share and a special dividend of $0.25 per common share. Both are payable on June 8, 2005 to shareholders of record on May 12, 2005.

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

NOTE 14—SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial results for the 53 weeks ended January 31, 2005 and the 52 weeks ended January 26, 2004 and January 27, 2003, are summarized below. Each quarter except fourth quarter fiscal 2005 has been restated to reflect the adjustments as described in Note 2 of the notes to the Consolidated Financial Statements.

	For the 53 Weeks Ended January 31, 2005
	(Restated) First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	Fourth Quarter	Total
	(In thousands except per share data)
Revenues	$21,551	$15,539	$13,269	$14,496	$64,856

Income (loss) from operations	1,043	853	(147)	(1,876)	(127)

Income (loss) before income taxes	940	780	(247)	(1,813)	(340)
Income taxes (benefit)	329	267	(82)	(682)	(168)

Net income (loss)	$611	$513	$(165)	$(1,131)	$(172)

Earnings (loss) per share:
Basic	$0.21	$0.17	$(0.06)	$(0.38)	$(0.06)
Diluted	$0.20	$0.16	$(0.06)	$(0.38)	$(0.06)
	For the 52 Weeks Ended January 26, 2004
	(Restated) First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	(Restated) Fourth Quarter	Total
	(In thousands except per share data)
Revenues	$22,437	$16,259	$14,378	$15,016	$68,090

Income (loss) from operations	972	772	132	(305)	1,572

Income (loss) before income taxes	1,246	693	126	(344)	1,722
Income taxes (benefit)	433	237	43	(104)	609

Net income (loss)	$813	$456	$83	$(240)	$1,113

Earnings (loss) per share:
Basic	$0.28	$0.15	$0.03	$(0.08)	$0.38
Diluted	$0.28	$0.15	$0.03	$(0.08)	$0.35

	For the 52 Weeks Ended January 27, 2003
	(Restated) First Quarter	(Restated) Second Quarter	(Restated) Third Quarter	(Restated) Fourth Quarter	Total
	(In thousands except per share data)
Revenues	$25,192	$17,960	$15,587	$16,059	$74,798

Income (loss) from operations	545	(917)	(486)	(921)	(1,779)

Income (loss) before income taxes (benefit)	428	(986)	(593)	(970)	(2,121)
Income taxes (benefit)	148	(361)	(205)	(397)	(815)

Income (loss) before cumulative effect of a change in accounting principle	280	(625)	(388)	(573)	(1,306)
Cumulative effect of a change in accounting principle—net of tax benefit	(560)	—	—	—	(560)

Net income (loss)	$(280)	$(625)	$(388)	$(573)	$(1,866)

Income (loss) per common share before cumulative effect of a change in accounting principle—basic and diluted	$0.09	$(0.21)	$(0.13)	$(0.19)	$(0.44)
Cumulative effect of a change in accounting principle—net of tax benefit	$(0.19)	$—	$—	$—	$(0.19)
Net income (loss) per common share—basic and diluted	$(0.10)	$(0.21)	$(0.13)	$(0.19)	$(0.63)

        Amounts indicated may not foot due to quarterly rounding.

        The fiscal 2005 figures include significant fourth quarter adjustments for impairment charges totaling $2,322,000, of which $592,000 is for two store closures, $513,000 for asset impairment to leasehold improvements where projected undiscounted cash flow is less than the net book value of the assets and impairment expense of $32,000 for assets held for future use. Additionally, a goodwill impairment of $1,145,000 was made in four stores and $40,000 impairment charge related to franchise fees.

        The fiscal 2004 figures include a significant fourth quarter adjustment for asset impairment charges of $342,000.

        The fiscal 2003 figures include certain significant fourth quarter adjustments including asset impairment charges of $982,000 and income tax benefit of $334,000 relating to the impairment charges and an increase in the deferred tax asset valuation.

NOTE 15—SUBSEQUENT EVENTS

        On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB'S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, Star Buffet will lend K-BOB'S $1.5 million on a long-term basis. In exchange, K-BOB'S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB'S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB'S in other areas in the United States.

        On February 1, 2005, the Company increased its Revolving Line of Credit with M&I Marshall & Ilsley Bank from $1.0 million to $2.0 million and modified the covenants to permit annual dividends of $2.5 million with no other changes in terms or covenants.

        On February 11, 2005, the Company granted 49,000 stock options exercisable at $6.70.

        On February 25, 2005, the Board of Directors approved the Company's second annual dividend of $0.50 per common share, an increase of $0.25 per share from the prior year, and a special dividend of $0.25 per common share. Both are payable on June 8, 2005 to shareholders of record on May 12, 2005.

        On April 12, 2005, the Company closed its JB's Restaurant in Santa Fe, New Mexico. The Company had impaired the leasehold improvements in the fourth quarter of fiscal 2005.

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
10.7	Form of Contribution Agreement among CKE Restaurants, Inc., Summit Family Restaurants Inc. and the Company*
10.8	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and Taco Bueno Restaurants, Inc. (formerly known as Casa Bonita Incorporated)*
10.9	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and JB's Restaurants, Inc.*
10.10	License Agreement with CKE Restaurants, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.11	Settlement Agreement with HomeTown Buffet, Inc. (incorporated by reference to the Company's filing on Form 10-K on April 24, 1998)
10.12
Asset Purchase Agreement among Summit Family Restaurants Inc. and JB's Family Restaurants, Inc., dated February 10, 1998 (incorporated by reference to the Company's filing on Form 8-K on March 9, 1998)
10.13	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company's filing on Form 10-K on September 28, 1998)
10.14	Revolving Line of Credit with M&I Marshall & Ilsley Bank dated October 28, 2003 (incorporated by reference to the Company's filing on Form 10-Q on December 15, 2003)
10.15	Amendment to Revolving Line of Credit with M&I Marshall & Ilsley Bank dated February 1, 2005
14.1	Code of Ethics
21.1	List of Subsidiaries*
23.1	Consent of Mayer Hoffman McCann P.C.

E-1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Press Release dated April 29, 2005 reporting earnings for fiscal 2005

*
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333-32249).

**
Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333-32249).

E-2