Form 10-Q
period 2005-05-23
STAR BUFFET INC
filed 2005-07-01
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 23, 2005

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

(801) 463-5500

(Registrant’s telephone number, including area code)

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

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 21, 2005, there were 3,003,425 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 23, 2005	January 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$454,000	$692,000
Current portion of notes receivable	18,000	18,000
Receivables	176,000	420,000
Inventories	521,000	465,000
Deferred income taxes	197,000	204,000
Prepaid expenses	314,000	74,000

Total current assets	1,680,000	1,873,000

Property, buildings and equipment:
Property, buildings and equipment, net	16,436,000	16,759,000
Property and equipment leased to third parties, net	4,305,000	4,361,000
Property, buildings and equipment held for future use	2,439,000	2,574,000
Property and equipment under capitalized leases, net	978,000	1,019,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	25,089,000	25,644,000

Other assets:
Notes receivable, net of current portion	3,823,000	2,860,000
Deposits and other	236,000	224,000

Total other assets	4,059,000	3,084,000

Deferred income taxes, net	1,879,000	1,805,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	764,000	797,000

Total intangible assets	2,441,000	2,474,000

Total assets	$35,148,000	$34,880,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 23, 2005	January 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$1,561,000	$1,737,000
Payroll and related taxes	1,323,000	1,647,000
Sales and property taxes	788,000	872,000
Rent, licenses and other	370,000	533,000
Dividend payable	2,253,000	-
Income taxes payable	843,000	721,000
Current maturities of obligations under long-term debt	547,000	543,000
Current maturities of obligations under capital leases	128,000	116,000

Total current liabilities	7,813,000	6,169,000

Deferred rent payable	1,319,000	1,320,000
Other long-term liability	34,000	68,000
Capitalized lease obligations, net of current maturities	1,491,000	1,538,000
Long-term debt, net of current maturities	5,826,000	6,010,000

Total liabilities	16,483,000	15,105,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	-	-
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,003,425 and 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,618,000	16,351,000
Officer’s note receivable	(698,000)	(698,000)
Retained earnings	2,742,000	4,119,000

Total stockholders’ equity	18,665,000	19,775,000

Total liabilities and stockholders’ equity	$35,148,000	$34,880,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
		(As restated)
Total revenues	$18,869,000	$21,551,000

Costs and expenses
Food costs	6,538,000	7,414,000
Labor costs	5,889,000	7,064,000
Occupancy and other expenses	3,565,000	4,169,000
General and administrative expenses	658,000	977,000
Depreciation and amortization	674,000	729,000
Impairment of long-lived assets	121,000	155,000

Total costs and expenses	17,445,000	20,508,000

Income from operations	1,424,000	1,043,000

Interest expense	(204,000)	(187,000)
Interest income	28,000	3,000
Other income	90,000	81,000

Income before income taxes	1,338,000	940,000

Income taxes	462,000	329,000

Net income	$876,000	$611,000

Net income per common share – basic	$0.30	$0.21
Net income per common share – diluted	$0.27	$0.20

Weighted average shares outstanding – basic	2,958,774	2,950,000
Weighted average shares outstanding – diluted	3,206,382	3,184,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
		(As restated)
Cash flows from operating activities:
Net income	$876,000	$611,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	668,000	721,000
Amortization of loan cost	6,000	8,000
Impairment of long-lived assets	121,000	155,000
Deferred income taxes	(67,000)	(107,000)
Change in operating assets and liabilities:
Receivables	244,000	105,000
Inventories	(56,000)	5,000
Prepaid expenses	(240,000)	(242,000)
Deposits and other	(12,000)	(14,000)
Deferred rent payable	(1,000)	(37,000)
Accounts payable-trade	(176,000)	(131,000)
Income taxes payable	122,000	196,000
Other accrued liabilities	(605,000)	239,000
Total adjustments	4,000	898,000
Net cash provided by operating activities	880,000	1,509,000

Cash flows from investing activities:
Interest income	(2,000)	(3,000)
Receipts from payments on notes receivable	39,000	20,000
Issuance of note receivable	(1,000,000)	—
Acquisition of property, buildings and equipment	(204,000)	(1,847,000)
Net cash used in investing activities	(1,167,000)	(1,830,000)

Cash flows from financing activities:
Stock options	267,000	—
Payments on long term debt	(180,000)	(153,000)
Proceeds from issuance of long-term debt	—	1,250,000
Payments on line of credit, net	—	(1,100,000)
Capitalized loan costs	(2,000)	(10,000)
Principal payment on capitalized lease obligations	(36,000)	(30,000)
Net cash used in financing activities	49,000	(43,000)

Net decrease in cash and cash equivalents	(238,000)	(364,000)

Cash and cash equivalents at beginning of period	692,000	445,000

Cash and cash equivalents at end of period	$454,000	$81,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
		(As restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$204,000	$186,000

Income taxes	$407,000	$240,000

Non cash investing and financing activities:

Accrued dividend payable	$2,253,000	$1,475,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”) and Star Buffet Management, Inc. (“SBMI”) (collectively the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein.  Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods.  Certain reclassifications have been made to the fiscal 2005 consolidated financial statements to conform to the fiscal 2006 presentation.  The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company’s operations.  Certain estimates, assumptions and allocations were made in preparing such financial statements.

The following is a summary of the Company’s restaurant properties as of May 23, 2005. The HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North’s Star segment includes two JJ North’s Country Buffet restaurants. The North’s Star segment also includes two non-operating properties. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also includes four non-operating properties. The JB’s Restaurants segment includes the Company’s six JB’s Restaurants. This segment also includes two non-operating properties.

	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Owned	3	—	1	5	4	13
Leased	11	2	3	6	4	26
Total	14	2	4	11	8	39

As of May 23, 2005, the Company’s operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	8	—	1	—	1	10
Colorado	1	1	—	—	—	2
Florida	—	—	—	11	—	11
Idaho	—	—	1	—	—	1
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	—	2
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	2	—	—	—	4	6
Washington	—	—	1	—	—	1
Wyoming	1	—	—	—	1	2
Total	14	2	4	11	8	39

As of May 23, 2005, the Company’s non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	—	—	1	—	—	1
Florida	—	—	—	4	—	4
Idaho	—	—	1	—	—	1
Utah	—	—	—	—	1	1
Wyoming	—	—	—	—	1	1
Total	—	—	2	4	2	8

The operating results for the 16-week period ended May 23, 2005 included operations shown in the tables above and the fixed charges for the seven restaurants closed during the entire quarter and one restaurant closed during the quarter. Three non-operating stores continue to be closed at the end of the first quarter of fiscal 2006 for repositioning and one non-operating restaurant is for sale and is recorded as property held for sale. The four remaining closed restaurants have been leased.

The following is a summary of the Company’s restaurant properties as of May 17, 2004. The HomeTown Buffet segment included the Company’s 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment included two Casa Bonita restaurants. The North’s Star segment included five JJ North’s Country Buffet restaurants and one North’s Star Buffet Restaurant. The Florida Buffets Division included two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included four non-operating properties. The JB’s Restaurants segment included the Company’s eight JB’s Restaurants. This segment also included one non-operating property.

	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Owned	3	—	1	5	3	12
Leased	13	2	5	6	6	32
Total	16	2	6	11	9	44

As of May 17, 2004, the Company’s operating and non-operating restaurants were located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	11	—	11
Idaho	—	—	2	—	—	2
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2
Total	16	2	6	11	9	44

As of May 17, 2004, the Company’s non-operating restaurants were located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1
Total	—	—	—	4	1	5

The operating results for the 16-week period ended May 17, 2004 included operations shown in the tables above and the fixed charges for five restaurants closed during the entire quarter. At the end of the first quarter of fiscal 2005, one non-operating store was held for repositioning, one non-operating restaurant was held for sale and the three remaining closed restaurants were leased to third parties.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Note (B) Related Party Transactions

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 48% of the Company’s outstanding common shares and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulated that Mr. Wheaton would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management elected not to record any interest income on the loans until the interest income was paid to the Company. The interest rate was approximately 4.5% for the first quarter of fiscal 2006. On June 8, 2005, Mr. Wheaton paid the principal balance of $698,000 in full and paid $250,000 in interest. The Company will recognize the interest income in the second quarter of fiscal 2006.

Note (C) Segment and Related Reporting

The Company has five reporting segments: HomeTown Buffet, Casa Bonita, North’s Star, Florida Buffets Division and JB’s Restaurants. The Company’s reportable segments are aggregated based on brand similarities of operating segments.

The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The Company evaluates the performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The other assets presented in the condensed consolidated balance sheets and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain corporate overhead income and expenses in the condensed consolidated statements of operations are not included in the reportable segments.

	(Dollars in Thousands)
16 Weeks Ended May 23, 2005	HomeTown Buffet	Casa Bonita	North’s Star(1)	Florida Buffet(2)	JB’s(3)	Other	Total

Revenues	$9,484	$2,749	$743	$3,815	$2,078	$—	$18,869
Interest income	—	—	—	—	—	28	28
Interest expense	(55)	—	—	—	—	(149)	(204)
Depreciation & amortization	307	60	26	193	69	19	674
Impairment of long-lived assets	7	—	31	77	6	—	121
Income (loss) before income taxes	912	521	(81)	373	176	(562)	1,339
Total assets	12,414	1,466	4,337	8,732	5,188	3,011	35,148

16 Weeks Ended May 17, 2004
(As restated)
Revenues	$10,780	$2,977	$1,652	$3,723	$2,419	$—	$21,551
Interest income	—	—	—	—	—	3	3
Interest expense	(59)	—	—	—	—	(128)	(187)
Depreciation & amortization	328	77	83	160	63	18	729
Impairment of long-lived assets	—	—	34	114	7	—	155
Income (loss) before income taxes	938	614	(215)	275	161	(833)	940
Total assets	14,018	1,519	5,615	10,109	4,822	715	36,798

(1) Included in the reportable segment for the quarter ended May 23, 2005 are two locations closed for the entire quarter.  These locations incurred $11,000 of impairment expense in the quarter ended May 23, 2005. These locations also have a net book value of equipment of $47,000, buildings and leaseholds of $502,000 and land of $224,000 included in total assets at May 23, 2005.

(2) Included in the reportable segment for the quarter ended May 23, 2005 are four locations closed for the entire quarter.  These four locations incurred $75,000 of depreciation and amortization and $18,000 of impairment expense in the quarter ended May 23, 2005. These locations also have a net book value of equipment of $618,000, buildings of $1,828,000 and land of $1,559,000 included in total assets at May 23, 2005.

Included in the reportable segment for the quarter ended May 17, 2004 are four locations closed for the entire quarter.  These four locations incurred $94,000 of depreciation and amortization in the quarter ended May 17, 2004. These locations also have a net book value of equipment of $833,000, buildings of $1,914,000 and land of $1,559,000 included in total assets at May 17, 2004.

(3) Included in the reportable segment for the quarter ended May 23, 2005 are two locations closed for the entire quarter and one location opened for 10 weeks during the quarter. The locations represent $386,000 in land in total assets. These locations represent $44,000 and $905,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $8,700 in depreciation and amortization expense and $5,000 of impairment expense. The location opened for 10 weeks had revenues of $113,000.

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

16 Weeks Ended May 23, 2005	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$876,000	2,958,774	$0.30
Dilutive stock options	—	247,608	—
Weighted average common shares outstanding – diluted	$876,000	3,206,382	$0.27

16 Weeks Ended May 17, 2004 (As restated)
Weighted average common shares outstanding – basic	$611,000	2,950,000	$0.21
Dilutive stock options	—	234,675	—
Weighted average common shares outstanding – diluted	$611,000	3,184,675	$0.20

Average shares used in the sixteen weeks ended May 23, 2005 and May 17, 2004 diluted earnings per share computations exclude stock options to purchase 489,000 shares and 496,000 shares, respectively, of common stock due to the market price of the underlying stock being less than the exercise price.

Note (E) Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002.

The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. Goodwill is tested for impairment at the reporting unit level. Because SFAS 142 defines reporting unit as an operating segment or one level below an operating segment, Star Buffet reviews goodwill for possible impairment by restaurant.

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of each reporting units and any other facts and data pertinent to valuing the reporting units in our impairment test.

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2005. There were not any goodwill impairment losses for the 16-week periods ended May 23, 2005 and May 17, 2004.

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

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	May 23, 2005	January 31, 2005
Property, buildings and equipment:
Furniture, fixtures and equipment	$12,071,000	$12,033,000
Land	3,085,000	3,085,000
Buildings and leasehold improvements	20,632,000	20,653,000
	35,788,000	35,771,000

Less accumulated depreciation	(19,352,000)	(19,012,000)
	$16,436,000	$16,759,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,215,000)	(2,174,000)
	$978,000	$1,019,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds currently in eight non-operating units. Four of the eight units are leased to third-party operators, three units are closed for remodeling and repositioning and one unit is included in property held for sale at May 23, 2005. The components are as follows:

	May 23, 2005	January 31, 2005
Property and equipment leased to third parties:
Equipment	$655,000	$655,000
Land	1,787,000	1,787,000
Buildings and leaseholds	3,290,000	3,290,000
	5,732,000	5,732,000

Less accumulated depreciation	(1,427,000)	(1,371,000)
	$4,305,000	$4,361,000

	May 23, 2005	January 31, 2005
Property, buildings and equipment held for future use:
Equipment	$6,270,000	$6,153,000
Land	382,000	382,000
Buildings and leaseholds	1,528,000	1,528,000
	8,180,000	8,063,000

Less accumulated depreciation	(5,741,000)	(5,489,000)
	$2,439,000	$2,574,000

	May 23, 2005	January 31, 2005
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded impairment expense of $121,000 and $155,000 in the first quarter of fiscal 2006 and fiscal 2005, respectively, as a result of decreasing the carrying value of assets held for future use.

Note (H) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends prior statements to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. The Company did not adopt the fair value recognition method of recording stock-based employee compensation under SFAS No. 123, as amended by SFAS No. 148.  In 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and recording of such expense in our condensed consolidated statements of income.  In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date for recording the compensation expense in the statement of operations under SFAS 123R until the first quarter of calendar 2006.

Had compensation cost for stock options awarded under these plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share would have reflected the following pro forma amounts:

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
		(As restated)
Net income:
As reported	$876,000	$611,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	61,000	—
Pro forma	$815,000	$611,000
Basic earnings per share:
As reported	$0.30	$0.21
Pro forma	$0.28	$0.21
Diluted earnings per share:
As reported	$0.27	$0.20
Pro forma	$0.25	$0.20
Weighted average shares used in computation:
Basic	2,958,774	2,950,000
Diluted	3,206,382	3,184,675

For options granted during the quarter ended May 23, 2005, the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions:

Fiscal 2006
Assumptions:
Weighted average risk-free interest rate	4.0%
Weighted average volatility	37.5%
Expected life	5 years
Dividends	7.5%

During the first quarter of fiscal 2006, the Company granted 49,200 fully vested stock options at an exercise price equal to the current fair value of the stock.

Note (I) Contingencies

On November 25, 1998, the Company filed an action against North’s in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the “Credit Agreements”) in the amount of $3,570,935. On December 31, 1998, North’s filed an answer to the Company’s Complaint, denying generally the allegations, and filed counterclaims against the Company alleging (1) the Company fraudulently induced North’s to enter into various agreements with the Company relating to the Company’s acquisition of seven JJ North’s Grand Buffet Restaurants and an option to acquire nine additional restaurants operated by North’s and (2) the Company had breached the Business Services Agreement. On January 26, 2001, the parties entered into a Settlement Agreement (the “Settlement Agreement”). The Settlement Agreement provides, among other things, that the Credit Agreement and Revolving Note terminate concurrently with the execution of the Settlement Agreement, that the Term Note be amended and restated, that the terms of the Term Note have no further force or effect and that the security interest transferred to the Company pursuant to the Assignment Agreement dated September 30, 1997 between the Company and U.S. Bank National Association be amended and restated pursuant to an Amended and Restated Star Buffet Security Agreement (the “Security Agreement”). The Company and North’s have agreed that the Star Buffet Debt be reduced to a total amount of $3,500,000 and that such reduced obligation be payable by North’s pursuant to the terms of the Amended and Restated Promissory Note (“Star Buffet Promissory Note”). The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North’s have agreed that the Company’s existing liens encumbering certain property of North’s remain in place and continue to secure North’s obligations to the Company, and the Company and North’s reserve all rights, claims and defenses with respect to the extent and validity of such existing liens.

On March 2, 2004, the Company filed an action against North’s Restaurants, Inc. (“North’s”) in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North’s for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. A trial date has not been set. Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North’s since August 2003. Since October 2004, the business of North’s has been operated under a receivership. The Company’s note, together with the obligation to another significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of May 23, 2005. During the first quarter of fiscal 2006, North’s made two $9,000 payments.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates (“K-Bob’s”). In accordance with the terms of the strategic alliance, Star Buffet will lend K-BOB’S $1.5 million on a long-term basis. In exchange, K-BOB’S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas in the United States. As part of the agreement, the Company loaned K-BOB’S $1.0 million on February 1, 2005.

On February 25, 2005, the Board of Directors approved the Company’s second annual dividend of $0.50 per common share and a special dividend of $0.25 per common share. Both are payable on June 8, 2005 to shareholders of record on May 12, 2005.

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to change of control of the Company or is terminated, unless the termination is for cause. Mr. Wheaton’s employment contract also includes an annual bonus of $25,000.

The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note (J) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective tax rate of approximately 35% as of May 23, 2005 and May 17, 2004.

Note (K) Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $30,000 and $24,500 for the 16-week periods ended May 23, 2005 and May 17, 2004, respectively.

Note (L) Restatement of Financial Statements

This note should be read in conjunction with Note 2, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Form 10-K for the fiscal year ended January 31, 2005.

As a result of a review of its accounting records during the normal course of the fiscal 2005 independent audit, the Company determined rent expense for the fiscal years 1997 through 2004 had been under-recognized. The determination was based on an internal review in consultation with its independent auditors and considering the opinions expressed in the letter of February 7, 2005 from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). On March 28, 2005, the Audit Committee of Star Buffet, Inc. determined that it needed to change its calculation and presentation of straight-line rent expense and related deferred rent liability which were not in accordance with GAAP. The Company has restated its previously reported audited financial statements for the fiscal years ended January 26, 2004 and January 27, 2003 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended May 17, 2004, August 9, 2004 and November 1, 2004. Previously, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term.  The Company depreciated its leasehold improvements over a period that included both the initial non-cancelable term of the lease and certain option periods.  The Company restated its financial statements to recognize rent expense on a straight-line basis which conforms to the term used to depreciate leasehold improvements on the leased property.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.  Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 31, 2005, and other filings with the Securities and Exchange Commission.

Overview

Consolidated net income for the 16-week period ended May 23, 2005 increased $265,000 to $876,000 or $0.27 per share on a diluted basis as compared with net income of $611,000 or $0.20 per share for the comparable prior year period.  The increase in net income is primarily due to a decrease in insurance costs of approximately $234,000. Total revenues decreased $2,682,000 or 12.4% from $21.6 million in the 16 weeks ended May 17, 2004 to $18.9 million in the 16 weeks ended May 23, 2005. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet, Casa Bonita and JB’s divisions and the result of seven fewer restaurants in operation this year versus the same period of the prior year and one restaurant closed during the quarter.  The decline in sales on a same store basis significantly impacts net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Components of Income from Operations

Total revenues include a combination of food, beverage, merchandise and vending sales and are net of applicable state and city sales taxes.

Food costs primarily consist of the costs of food and beverage items.  Various factors beyond the Company’s control, including adverse weather and natural disasters, may affect food costs.  Accordingly, the Company may incur periodic fluctuations in food costs.  Generally, these temporary increases are absorbed by the Company and not passed on to customers; however, management may adjust menu prices to compensate for increased costs of a more permanent nature.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 23, 2005 and May 17, 2004.

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
		(As restated)
Total revenues	100.0%	100.0%

Costs and expenses
Food costs	34.7	34.4
Labor costs	31.2	32.8
Occupancy and other expenses	18.9	19.4
General and administrative expenses	3.5	4.5
Depreciation and amortization	3.6	3.4
Impairment of long-lived assets	0.6	0.7
Total costs and expenses	92.5	95.2

Income from operations	7.5	4.8

Interest expense	(1.1)	(0.9)
Interest income	0.2	—
Other income	0.5	0.4
Income before income taxes	7.1	4.3

Income taxes	2.4	1.5

Net income	4.7%	2.8%

Effective income tax rate	35.0%	35.0%

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The other assets presented in the condensed consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain corporate overhead income and expenses in the condensed consolidated statements of operations are not included in the reportable segments.

	(Dollars in Thousands)
16 Weeks Ended May 23, 2005	HomeTown Buffet(1)	Casa Bonita(2)	North’s Star(3)	Florida Buffet(4)	JB’s(5)	Other	Total
Revenues	$9,484	$2,749	$743	$3,815	$2,078	$—	$18,869
Food cost	3,514	669	304	1,361	690	—	6,538
Labor cost	2,739	920	258	1,177	795	—	5,889
Interest income	—	—	—	—	—	28	28
Interest expense	(55)	—	—	—	—	(149)	(204)
Depreciation & amortization	307	60	26	193	69	19	674
Impairment of long-lived assets	7	—	31	77	6	—	121
Income (loss) before income taxes	912	521	(81)	372	176	(562)	1,338

16 Weeks Ended May 17, 2004
(As restated)
Revenues	$10,780	$2,977	$1,652	$3,723	$2,419	$—	$21,551
Food cost	3,906	711	675	1,318	804	—	7,414
Labor cost	3,292	979	635	1,232	926	—	7,064
Interest income	—	—	—	—	—	3	3
Interest expense	(59)	—	—	—	—	(128)	(187)
Depreciation & amortization	328	77	83	160	63	18	729
Impairment of long-lived assets	—	—	34	114	7	—	155
Income (loss) before income taxes	938	614	(215)	275	161	(833)	940

(1) The same store sales declined this year together with higher wholesale food cost resulted in higher food costs for HomeTown Buffet as a percentage of sales. The lower same store sales also resulted in a higher labor cost as a percent of sales. Closing two non-performing restaurants resulted in a $591,000 decrease in sales, but increased income before income taxes.

(2) Significant sales decreases, primarily in the Tulsa restaurant, resulted in much higher food and labor costs as percent of sales in Casa Bonita this year.

(3) The same store sales declined slightly and with fewer stores operating the sales were significantly lower. With the closing of four non-performing stores this year, the food and labor costs decreased as a percentage of sales in North’s Star.

(4) Same store sales increased and the Florida Division had lower labor costs as a percentage of sales this year.

(5) Same store sales decreased in the JB’s Division, however, food and labor costs as a percentage of sales did not change significantly.

Total revenues decreased $2,682,000 or 12.4% from $21.6 million in the 16 weeks ended May 17, 2004 to $18.9 million in the 16 weeks ended May 23, 2005. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet, Casa Bonita and JB’s divisions and the result of seven fewer restaurants in operation this year versus the same period of the prior year and one restaurant closed during the quarter. The closed stores decrease was $1,693,000 and the same store sales decrease was $989,000 or 5.3%.

Food costs as a percentage of total revenues increased from 34.4% during the 16-week period ended May 17, 2004 to 34.7% during the 16-week period ended May 23, 2005. The increase as a percentage of total revenues was primarily attributable to higher wholesale food prices as compared to the same period last year. Each restaurant segment experienced a higher food cost than the same period last year except the North’s Star and JB’s divisions.

Labor costs as a percentage of total revenues decreased from 32.8% during the 16-week period ended May 17, 2004 to 31.2% during the 16-week period ended May 23, 2005.  The decrease as a percentage of total revenues was primarily attributable to the elimination of labor inefficiencies in seven restaurants closed for the entire quarter and one restaurant closed during the quarter.

Occupancy and other expenses as a percentage of total revenues decreased from 19.4% during the 16-week period ended May 17, 2004 to 18.9% during the 16-week period ended May 23, 2005. The decrease as a percentage of total revenues was primarily attributable to the elimination of inefficiencies in seven restaurants closed for the entire quarter and one restaurant closed during the quarter.

General and administrative expense as a percentage of total revenues decreased from 4.5% during the 16-week period ended May 17, 2004 to 3.5% during the 16-week period ended May 23, 2005. The decrease as a percentage of total revenues was primarily attributable to lower field overhead expenses of $51,000 and lower corporate insurance costs of $234,000 for the 16-week period ended May 23, 2005 as compared to the same period of the prior year.

Depreciation and amortization expense as a percentage of total revenues increased from 3.4% during the 16-week period ended May 17, 2004 to 3.6% during the 16-week period ended May 23, 2005. The increase as a percentage of total revenues was primarily attributable to lower same store sales in the current year as compared to the prior year.

Impairment of long-lived assets as a percentage of total revenues decreased from 0.7% during the 16-week period ended May 17, 2004 to 0.6% during the 16-week period ended May 23, 2005. The impairment in fiscal 2006 and fiscal 2005 was a result of decreasing the carrying value of assets held for future use in the first quarter.

Interest expense as a percentage of total revenues increased from 0.9% during the 16-week period ended May 17, 2004 to 1.1% during the 16-week period ended May 23, 2005.  The increase as a percentage of total revenues was primarily attributable to a higher interest rate in the first quarter of fiscal 2006 as compared to fiscal 2005.

Interest income increased from $3,000 for the 16-week period ended May 17, 2004 to $28,000 for the 16-week period ended May 23, 2005. The interest income was generated by the Company’s cash and outstanding notes receivable balances. The increase in interest income is primarily attributable to the income from the note receivable with K-Bob’s.

Other income is rental income from the Company’s leased properties. Rental income was $90,000 for four properties leased for the entire 16-week period ended May 23, 2005. Rental income was $81,000 for three properties leased for the entire 16-week period ended May 17, 2004.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company’s operations.  Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws so that changes in these laws can result in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures.  Shifts in these costs may have an impact on the Company’s food costs.  The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, it could do so in a short period of time.

Liquidity and Capital Resources

The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

As of May 23, 2005, the Company had $454,000 in cash.  Cash and cash equivalents decreased by $238,000 during the 16 weeks ended May 23, 2005. The net working capital deficit was $(6,133,000) and $(4,296,000) at May 23, 2005 and January 31, 2005, respectively. The increase in the net working capital deficit is primarily due to the dividend payable. Total cash provided by operations was approximately $880,000 as compared to approximately $1,510,000 in the 16 weeks ended May 17, 2004.  The Company used approximately $204,000 on capital expenditures. Total debt decreased by approximately $180,000 in the first quarter of fiscal 2006.

The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company’s existing restaurant concepts. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company’s prototype at a lower cost than the cost associated with the start of a new restaurant. Management estimates the cost of acquiring and converting a leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company’s results of operations.

On October 31, 2004, the Company continued a $1.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the “Revolving Line of Credit”). The Revolving Line of Credit provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants.  The Company is currently in compliance with these covenants. All outstanding amounts under the Revolving Line of Credit become due October 31, 2005. The Company increased the Revolving Line of Credit on February 1, 2005 to $2.0 million and increased the limit on annual dividends and purchase or redemption of capital stock to $2.5 million with no other changes in terms or covenants. The Company will seek to renew or replace the Revolving Line of Credit by October 2005.  There can be no assurance the Revolving Line of Credit can be refinanced on acceptable terms or at all. The Revolving Line of Credit balance was $0 on May 23, 2005 and $500,000 on June 21, 2005. The Revolving Line of Credit had $1,500,000 available for borrowing on June 21, 2005.

The Company believes that available cash and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Management does not believe the net working capital deficit will have any effect on the Company’s ability to operate the business and meet obligations as they come due in the next 12 months. The Company believes that it will spend less than $3 million a year on capital expenditures for the next few years. The Company believes that the combination of capital spending and an acquisition strategy that is not projected to require significant amounts of capital suggests that the Company may generate operating cash flow in excess of expected needs. In such event, the Company plans to consider the return of some capital to its stockholders through a stock repurchase program or a cash dividend or both. There can be no assurance that cash and cash flow from operations will be sufficient to satisfy its working capital and capital requirements for the next 12 months or beyond.

If the Company requires additional funds to support its working capital requirements or for other purposes, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company’s operating plans, the unavailability of a credit facility, the acceleration of the Company’s expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

The Company’s accounting policies regarding buildings and equipment include certain management judgments regarding the estimated useful lives of such assets, the residual values to which the assets are depreciated and the determination as to what constitutes increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. As discussed further below, these judgments may also impact the Company’s need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

Impairment of Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002.

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

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of each reporting units and any other facts and data pertinent to valuing the reporting units in our impairment test. The Company recorded an impairment expense of $1,230,000 in fiscal 2005.

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

Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $30,000 and $24,500 for the 16-week periods ended May 23, 2005 and May 17, 2004, respectively.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$6,373	$547	$1,229	$2,081	$2,516
Operating leases	12,333	2,654	4,415	3,276	1,988
Capital leases	2,505	301	621	870	713
Purchase commitments	—	—	—	—	—

Total contractual cash obligations	$21,211	$3,502	$6,265	$6,227	$5,217

New Accounting Pronouncements

The Company uses the method of accounting for employee stock options allowed under APB Opinion 25 and has adopted the disclosure provisions of SFAS No.123, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. In 2004, the Financial Accounting Standards Board (“SFAS”) issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.  Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to potentially have a significant adverse impact on our consolidated statements of operations and net income per share starting in fiscal 2007.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $2.0 million Revolving Line of Credit, of which $0 was outstanding as of May 23, 2005 and $500,000 on June 21, 2005. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 4.5% in fiscal 2006). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Item 4.  Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, it was determined that our internal controls were insufficient to assure the recognition of rental expense in accordance with generally accepted accounting principles, requiring a restatement of the Company’s audited financial statements for the years ended January 26, 2004 and January 27, 2003, and the unaudited interim statements for the quarterly periods ended May 20, 2002 through November 1, 2004.

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

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended May 23, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

On November 25, 1998, the Company filed an action against North’s in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the “Credit Agreements”) in the amount of $3,570,935. On December 31, 1998, North’s filed an answer to the Company’s Complaint, denying generally the allegations, and filed counterclaims against the Company. On January 26, 2001, the parties entered into a Settlement Agreement (the “Settlement Agreement”). The Company and North’s agreed to reduce the debt to a total amount of $3,500,000 and that such reduced obligation be payable by North’s pursuant to the terms of the Amended and Restated Promissory Note (“Star Buffet Promissory Note”). The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North’s agreed that the Company’s existing liens encumbering certain property of North’s remain in place and continue to secure North’s obligations to the Company, and the Company and North’s reserved all rights, claims and defenses with respect to the extent and validity of such existing liens.

On March 2, 2004, the Company filed a second action against North’s Restaurants, Inc. (“North’s”) in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North’s for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. A trial date has not been set. Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North’s since August 2003. During the first quarter of fiscal 2006, North’s made two $9,000 payments. Since October 2004, the business of North’s has been operated under a receivership. The Company’s note, together with the obligation to another significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of May 23, 2005.

The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, As Amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated July 1, 2005.

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333-32249).
** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333-32249).
(b)	Current Reports on Form 8-K:

A Current Report on Form 8-K dated April 1, 2005 was filed to report the Company’s press release announcing that it needed to change its calculation and presentation of straight-line rent expense and related deferred rent liability. As a result, the Company’s Audit Committee concluded that the Company’s previously filed financial statements for fiscal years 1998 through 2004 and the first three quarters of fiscal 2005 should be restated.

A Current Report on Form 8-K dated February 25, 2005 was filed to report the Company’s press release announcing that its Board of Directors declared the Company’s second annual dividend and also declared a special dividend. Both the annual and special dividends are payable on June 8, 2005 to stockholders of record on May 12, 2005.

A Current Report on Form 8-K dated February 1, 2005 was filed to report the Company’s press release announcing that it entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, Star Buffet will lend K-BOB’S $1.5 million on a long-term basis. In exchange, K-BOB’S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas in the United States.

There were no other items to be reported under Part II of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES

July 1, 2005	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

July 1, 2005	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and

Principal Accounting Officer