Form 10-Q
period 2005-08-15
STAR BUFFET INC
filed 2005-09-29
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark  One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 15, 2005

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

Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 22, 2005, there were 3,003,425 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of August 15, 2005 (unaudited) and January 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended August 15, 2005 and August 9, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended August 15, 2005 and August 9, 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 15, 2005	January 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$643,000	$692,000
Current portion of notes receivable	18,000	18,000
Receivables	238,000	420,000
Inventories	516,000	465,000
Deferred income taxes	250,000	204,000
Prepaid expenses	316,000	74,000

Total current assets	1,981,000	1,873,000

Property, buildings and equipment:
Property, buildings and equipment, net	16,134,000	16,759,000
Property and equipment leased to third parties, net	4,263,000	4,361,000
Property, buildings and equipment held for future use	2,248,000	2,574,000
Property and equipment under capitalized leases, net	947,000	1,019,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	24,523,000	25,644,000

Other assets:
Notes receivable, net of current portion	4,170,000	2,860,000
Deposits and other	228,000	224,000

Total other assets	4,398,000	3,084,000

Deferred income taxes, net	1,832,000	1,805,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	768,000	797,000

Total intangible assets	2,445,000	2,474,000

Total assets	$35,179,000	$34,880,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

	August 15, 2005	January 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,707,000	$1,737,000
Payroll and related taxes	1,256,000	1,647,000
Sales and property taxes	991,000	872,000
Rent, licenses and other	426,000	533,000
Income taxes payable	1,091,000	721,000
Revolving line of credit	450,000	—
Current maturities of obligations under long-term debt	568,000	543,000
Current maturities of obligations under capital leases	134,000	116,000

Total current liabilities	6,623,000	6,169,000

Deferred rent payable	1,318,000	1,320,000
Other long-term liability	34,000	68,000
Capitalized lease obligations, net of current maturities	1,458,000	1,538,000
Long-term debt, net of current maturities	5,674,000	6,010,000

Total liabilities	15,107,000	15,105,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,003,425 and 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,618,000	16,351,000
Officer’s note receivable	—	(698,000)
Retained earnings	3,451,000	4,119,000

Total stockholders’ equity	20,072,000	19,775,000

Total liabilities and stockholders’ equity	$35,179,000	$34,880,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004	August 15, 2005	August 9, 2004
		(As restated)		(As restated)

Total revenues	$13,788,000	$15,539,000	$32,656,000	$37,091,000

Costs and expenses
Food costs	4,550,000	5,316,000	11,088,000	12,730,000
Labor costs	4,391,000	5,127,000	10,280,000	12,191,000
Occupancy and other expenses	2,755,000	3,025,000	6,319,000	7,194,000
General and administrative expenses	530,000	552,000	1,189,000	1,529,000
Depreciation and amortization	508,000	567,000	1,181,000	1,297,000
Impairment of long-lived assets	194,000	99,000	314,000	254,000

Total costs and expenses	12,928,000	14,686,000	30,371,000	35,195,000

Income from operations	860,000	853,000	2,285,000	1,896,000

Interest expense	(173,000)	(139,000)	(378,000)	(326,000)
Interest income	274,000	1,000	302,000	5,000
Other income	89,000	65,000	179,000	146,000

Income before income taxes	1,050,000	780,000	2,388,000	1,721,000

Income taxes	342,000	267,000	804,000	596,000

Net income	$708,000	$513,000	$1,584,000	$1,125,000

Net income per common share – basic	$0.24	$0.17	$0.53	$0.38
Net income per common share – diluted	$0.22	$0.16	$0.49	$0.35

Weighted average shares outstanding – basic	3,003,425	2,950,000	2,977,910	2,950,000
Weighted average shares outstanding –diluted	3,210,568	3,184,675	3,208,190	3,184,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004
		(As restated)
Cash flows from operating activities:
Net income	$1,584,000	$1,125,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,181,000	1,297,000
Impairment of long-lived assets	314,000	254,000
Deferred income taxes	(73,000)	37,000
Change in operating assets and liabilities:
Receivables	182,000	49,000
Inventories	(51,000)	(46,000)
Prepaid expenses	(242,000)	(293,000)
Deposits and other	(4,000)	(20,000)
Deferred rent payable	(2,000)	(29,000)
Accounts payable-trade	(30,000)	(767,000)
Income taxes payable	370,000	209,000
Other accrued liabilities	(411,000)	248,000
Total adjustments	1,234,000	939,000
Net cash provided by operating activities	2,818,000	2,064,000

Cash flows from investing activities:
Acquisition of license	(25,000)	—
Loan repayment by officer	698,000	632,000
Interest income	(2,000)	(5,000)
Receipts from payments on notes receivable	67,000	20,000
Issuance of note receivable	(1,375,000)	—
Acquisition of property, buildings and equipment	(312,000)	(2,656,000)
Net cash used in investing activities	(949,000)	(2,009,000)

Cash flows from financing activities:
Stock options	267,000	—
Payments on long term debt	(311,000)	(241,000)
Proceeds from issuance of long-term debt	—	1,800,000
Proceeds (payments) on line of credit, net	450,000	(400,000)
Capitalized loan costs	(8,000)	(12,000)
Principal payment on capitalized lease obligations	(63,000)	(52,000)
Dividends paid	(2,253,000)	(1,475,000)
Net cash used in financing activities	(1,918,000)	(380,000)

Net decrease in cash and cash equivalents	(49,000)	(325,000)

Cash and cash equivalents at beginning of period	692,000	445,000

Cash and cash equivalents at end of period	$643,000	$120,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004
		(As restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$356,000	$324,000

Income taxes	$507,000	$350,000

Non cash investing and financing activities:

Exchange of property rental for repair services	$—	$2,000

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

The following is a summary of the Company’s restaurant properties as of August 15, 2005. The HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes two Casa Bonita restaurants. The North’s Star segment includes two JJ North’s Country Buffet restaurants. The North’s Star segment also includes two non-operating properties. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also includes four non-operating properties. The JB’s Restaurants segment includes the Company’s six JB’s Restaurants and two non-operating properties.

	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Owned	3	—	1	5	4	13
Leased	11	2	3	6	4	26
Total	14	2	4	11	8	39

As of August 15, 2005, the Company’s operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	8	—	1	—	1	10
Colorado	1	1	—	—	—	2
Florida	—	—	—	11	—	11
Idaho	—	—	1	—	—	1
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	—	2
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	2	—	—	—	4	6
Washington	—	—	1	—	—	1
Wyoming	1	—	—	—	1	2
Total	14	2	4	11	8	39

As of August 15, 2005, the Company’s non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	—	—	1	—	—	1
Florida	—	—	—	4	—	4
Idaho	—	—	1	—	—	1
Utah	—	—	—	—	1	1
Wyoming	—	—	—	—	1	1
Total	—	—	2	4	2	8

The operating results for the 12-week period ended August 15, 2005 include operations shown in the tables above and the lease income and fixed charges for the eight restaurants closed during the entire quarter. Three non-operating stores continue to be closed at the end of the second quarter of fiscal 2006 for repositioning and one non-operating restaurant is for sale and is recorded as property held for sale. The four remaining closed restaurants have been leased to third parties.

The following is a summary of the Company’s restaurant properties as of August 9, 2004. As of that date, the HomeTown Buffet segment included the Company’s 16 franchised HomeTown Buffet restaurants. The Casa Bonita segment included two Casa Bonita restaurants. The North’s Star segment included five JJ North’s Country Buffet restaurants and one North’s Star Buffet Restaurant. The Florida Buffets Division included two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included four non-operating properties. The JB’s Restaurants segment included the Company’s eight JB’s Restaurants and one non-operating property.

	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Owned	3	—	1	5	4	13
Leased	13	2	5	6	5	31
Total	16	2	6	11	9	44

As of August 9, 2004, the Company’s operating and non-operating restaurants were located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	8	—	1	—	1	10
Colorado	2	1	—	—	—	3
Florida	—	—	—	11	—	11
Idaho	—	—	2	—	—	2
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	2	—	—	2
Wyoming	1	—	—	—	1	2
Total	16	2	6	11	9	44

As of August 9, 2004, the Company’s non-operating restaurants were located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Florida	—	—	—	4	—	4
Utah	—	—	—	—	1	1
Total	—	—	—	4	1	5

The operating results for the 12-week period ended August 9, 2004 included operations shown in the tables above and the fixed charges for five restaurants closed for the entire quarter. One non-operating restaurant was for sale and recorded as property held for sale. The four remaining closed restaurants had been leased to third parties. During the third quarter of fiscal 2005, an additional restaurant was closed without any closing costs charged to the Company, when the landlord located an alternate tenant and released the Company from its lease obligation.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Note (B) Recent Developments

On September 16, 2005, the Company purchased a restaurant facility in Rexburg, Idaho with a seller financed note of $300,000. The Company leases the restaurant facility to a JB’s franchisee.

On September 30, 2005, the Company expects the Casa Bonita in Tulsa to close due to the expiration of the facility lease. The Company recorded an impairment expense of $23,000 for leasehold improvements in the quarter ended August 15, 2005.

Note (C) Related Party Transactions

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock on the open market prior to the enactment of the Sarbanes-Oxley Act of 2002. Mr. Wheaton owns, including vested options, approximately 48% of the Company’s outstanding common shares and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock with recourse and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulated that Mr. Wheaton would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management elected not to record any interest income on the loans until the interest income was paid to the Company. On June 8, 2005, Mr. Wheaton paid the principal balance of $698,000 in full and paid $250,000 in interest. The Company recognized the interest income in the second quarter of fiscal 2006.

Note (D) Segment and Related Reporting

The Company has five reporting segments: HomeTown Buffet, Casa Bonita, North’s Star, Florida Buffets Division and JB’s Restaurants. The Company’s reportable segments are aggregated based on brand similarities of the operating segments.

The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The Company evaluates the performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The other assets presented in the condensed consolidated balance sheets and not in the reportable segments relate to the Company as a whole, and not to the individual segments. Also certain corporate overhead income and expenses in the condensed consolidated statements of operations are not included in the reportable segments.

(Dollars in Thousands)

28 Weeks Ended August 15, 2005	HomeTown Buffet	Casa Bonita	North’s Star(1)	Florida Buffet(2)	JB’s(3)	Other	Total
Revenues	$15,800	$5,789	$1,258	$6,060	$3,749	$—	$32,656
Interest income	—	—	—	—	—	302	302
Interest expense	(98)	—	—	—	—	(280)	(378)
Depreciation & amortization	538	106	46	339	119	33	1,181
Impairment of long-lived assets	18	23	74	174	25	—	314
Income (loss) before income taxes	1,172	1,438	(187)	351	406	(792)	2,388
Total assets	12,289	1,481	4,247	8,488	5,138	3,536	35,179

28 Weeks Ended August 9, 2004
(As restated)
Revenues	$17,996	$6,085	$2,749	$5,921	$4,340	$—	$37,091
Interest income	—	—	—	—	—	5	5
Interest expense	(104)	—	—	—	—	(222)	(326)
Depreciation & amortization	577	135	145	291	115	34	1,297
Impairment of long-lived assets	—	—	59	187	8	—	254
Income (loss) before income taxes	1,263	1,586	(446)	287	342	(1,311)	1,721
Total assets	13,944	1,623	5,548	9,845	5,525	517	37,002

(1) Included in the reportable segment for the 28 weeks ended August 15, 2005 are two locations that were closed for the entire 28 weeks.  These locations incurred $26,000 of impairment expense in the 28 weeks ended August 15, 2005. These locations have a net book value of equipment of $23,000, buildings and leaseholds of $510,000 and land of $224,000 included in total assets at August 15, 2005.

(2) Included in the reportable segment for the 28 weeks ended August 15, 2005 are four locations that were closed for the entire 28 weeks.  These four locations incurred $130,000 of depreciation and amortization and $35,000 of impairment expense for the 28 weeks ended August 15, 2005. These locations have a net book value of equipment of $565,000, buildings of $1,808,000 and land of $1,559,000 included in total assets at August 15, 2005.

Included in the Florida Buffet segment for the 28 weeks ended August 9, 2004 are four locations that were closed for the entire 28 weeks.  These four locations incurred $163,000 of depreciation and amortization, and at August 9, 2004, had a net book value of equipment of $785,000, buildings of $1,895,000 and land of $1,559,000 included in total assets.

(3) Included in the reportable segment for the 28 weeks ended August 15, 2005 are two locations that were closed for the entire 28 weeks and one location opened for 10 weeks during the first quarter. The locations have $386,000 of land that is included in total assets. These locations have $22,000 and $908,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $16,000 in depreciation and amortization expense and $17,000 of impairment expense during the 28 weeks. The location opened for 10 weeks had revenues of $113,000.

Included in the JB’s segment for the 28 weeks ended August 9, 2004 is one location closed for the entire 28-week period. This location had $29,000 and $530,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $18,000 in depreciation and amortization expense. This location had a land value of $228,000 and was leased to a third party during the quarter ended August 9, 2004.

Note (E) Net Income per Common Share

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

	Net Income	Shares	Per Share Amount
12 Weeks Ended August 15, 2005
Weighted average common shares outstanding – basic	$708,000	3,003,425	$0.24
Dilutive stock options	—	207,143	—
Weighted average common shares outstanding – diluted	$708,000	3,210,568	$0.22

12 Weeks Ended August 9, 2004 (As restated)
Weighted average common shares outstanding – basic	$513,000	2,950,000	$0.17
Dilutive stock options	—	234,675	—
Weighted average common shares outstanding – diluted	$513,000	3,184,675	$0.16

	Net Income	Shares	Per Share Amount
28 Weeks Ended August 15, 2005
Weighted average common shares outstanding – basic	$1,584,000	2,977,910	$0.53
Dilutive stock options	—	230,280	—
Weighted average common shares outstanding – diluted	$1,584,000	3,208,190	$0.49

28 Weeks Ended August 9, 2004 (As restated)
Weighted average common shares outstanding – basic	$1,125,000	2,950,000	$0.38
Dilutive stock options	—	234,675	—
Weighted average common shares outstanding – diluted	$1,125,000	3,184,675	$0.35

Average shares used in the 12 weeks ended August 15, 2005 and August 9, 2004 diluted earnings per share computations exclude stock options to purchase 489,000 shares and 496,000 shares, respectively, of common stock due to the market price of the underlying stock being less than the exercise price. Average shares used in the 28 weeks ended August 15, 2005 and August 9, 2004 diluted earnings per share computations exclude stock options to purchase 489,000 shares and 496,000 shares, respectively, of common stock due to the market price of the underlying stock being less than the exercise price.

Note (F) Goodwill

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

The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. Goodwill is tested for impairment at the reporting unit level. Because SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment, Star Buffet reviews goodwill for possible impairment by restaurant.

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental factors and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit.  The Company also takes into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing each reporting unit in the impairment test.

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2005. There were not any goodwill impairment losses recorded for the 28-week periods ended August 15, 2005 and August 9, 2004.

Note (G) Inventories

Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (H) Properties, Buildings and Equipment

The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determines that an impairment write-down is necessary for restaurant locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	August 15, 2005	January 31, 2005
Property, buildings and equipment:
Furniture, fixtures and equipment	$12,162,000	$12,033,000
Land	3,085,000	3,085,000
Buildings and leasehold improvements	20,651,000	20,653,000
	35,898,000	35,771,000

Less accumulated depreciation	(19,764,000)	(19,012,000)
	$16,134,000	$16,759,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,246,000)	(2,174,000)
	$947,000	$1,019,000

Total property, buildings and equipment includes the following land, equipment, buildings and leaseholds currently in eight non-operating units. Four of the eight units are leased to third-party operators, three units are closed for remodeling and repositioning and one unit is included in property held for sale at August 15, 2005.

The components of property, buildings and equipment are as follows:

	August 15, 2005	January 31, 2005
Property and equipment leased to third parties:
Equipment	$655,000	$655,000
Land	1,787,000	1,787,000
Buildings and leaseholds	3,290,000	3,290,000
	5,732,000	5,732,000

Less accumulated depreciation	(1,469,000)	(1,371,000)
	$4,263,000	$4,361,000

	August 15, 2005	January 31, 2005
Property, buildings and equipment held for future use:
Equipment	$6,270,000	$6,153,000
Land	382,000	382,000
Buildings and leaseholds	1,528,000	1,528,000
	8,180,000	8,063,000

Less accumulated depreciation	(5,932,000)	(5,489,000)
	$2,248,000	$2,574,000

	August 15, 2005	January 31, 2005
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded impairment expense of $171,000 and $99,000 for the 12 weeks ended August 15, 2005 and August 9, 2004, respectively, as a result of decreasing the carrying value of assets held for future use. The Company recorded impairment expense of $291,000 and $254,000 for the 28 weeks ended August 15, 2005 and August 9, 2004, respectively, as a result of decreasing the carrying value of assets held for future use. The Company also recorded impairment expense of $23,000 in the second quarter of the fiscal year 2006 for the expected closing of a restaurant in the third quarter due to the expiration of the lease.

Note (I) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends prior statements to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. The Company did not adopt the fair value recognition method of recording stock-based employee compensation under SFAS No. 123, as amended by SFAS No. 148.  In 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and recording of such expense in the condensed consolidated statements of income.  In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date for recording the compensation expense in the statement of operations under SFAS 123R until the first quarter of the calendar year 2006.

Had compensation expense for stock options awarded under these plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share would have reflected the following pro forma amounts:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004	August 15, 2005	August 9, 2004
		(As restated)		(As restated)
Net income:
As reported	$708,000	$513,000	$1,584,000	$1,125,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	—	—	61,000	—
Pro forma	$708,000	$513,000	$1,523,000	$1,125,000
Basic earnings per share:
As reported	$0.24	$0.17	$0.53	$0.38
Pro forma	$0.24	$0.17	$0.51	$0.38
Diluted earnings per share:
As reported	$0.22	$0.16	$0.49	$0.35
Pro forma	$0.22	$0.16	$0.48	$0.35
Weighted average shares used in computation:
Basic	3,003,425	2,950,000	2,977,910	2,950,000
Diluted	3,210,568	3,184,675	3,208,190	3,184,675

For options granted during the 28 weeks ended August 15, 2005, the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions:

Fiscal 2006

Assumptions:
Weighted average risk-free interest rate	4.0%
Weighted average volatility	37.5%
Expected life	5 years
Dividends	7.5%

During the first quarter of fiscal 2006, the Company granted 49,200 fully vested stock options at an exercise price equal to the current fair value of the stock.

Note (J) Contingencies

On March 2, 2004, the Company filed an action against North’s Restaurants, Inc. (“North’s”) in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North’s for failure to repay obligations under a promissory note delivered to the Company in connection with the resolution of prior litigation between the parties in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the promissory note. A motion for summary judgment in favor of the Company was granted in January 2005.  In August, 2005, the Company submitted a motion to fix damages at the amount due under the promissory note plus interest at the default rate and attorney’s fees.  North’s did not oppose the motion and the time has run for North’s to submit such an opposition.  Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North’s since August 2003. Since October 2004, the business of North’s has been operated under a receivership. During the first twenty-eight weeks of fiscal 2006, North’s made five payments of approximately $9,300 each. The Company’s note, together with the obligation to another significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of August 15, 2005.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates (“K-Bob’s”). In accordance with the terms of the strategic alliance, Star Buffet will lend K-BOB’S $1.5 million on a long-term basis. In exchange, K-BOB’S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas of the United States. As part of the agreement, the Company loaned K-BOB’S $1.0 million on February 1, 2005 and $300,000 on July 1, 2005.

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause. Mr. Wheaton’s employment contract also includes an annual bonus of $25,000.

The Company is, from time to time, the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject to complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note (K) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective tax rate of approximately 33.7% and 34.6% as of August 15, 2005 and August 9, 2004, respectively.

Note (L) Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future developments. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $40,000 and $28,500 for the 28-week periods ended August 15, 2005 and August 9, 2004, respectively.

Note (M) Restatement of Financial Statements

This note should be read in conjunction with Note 2, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Form 10-K for the fiscal year ended January 31, 2005.

As a result of a review of its accounting records during the normal course of the fiscal 2005 independent audit, the Company determined rent expense for the fiscal years 1997 through 2004 had been under-recognized. The determination was based on an internal review in consultation with its independent auditors and considering the opinions expressed in the letter of February 7, 2005 from the Office of the Chief Accountant of the Securities and

Exchange Commission (“SEC”) issued to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). On March 28, 2005, the Audit Committee of the Company determined that it needed to change its calculation and presentation of straight-line rent expense and related deferred rent liability which were not in accordance with GAAP. The Company has restated its previously reported audited financial statements for the fiscal years ended January 26, 2004 and January 27, 2003 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended May 17, 2004, August 9, 2004 and November 1, 2004. Previously, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term.  The Company depreciated its leasehold improvements over a period that included both the initial non-cancelable term of the lease and certain option periods.  The Company restated its financial statements to recognize rent expense on a straight-line basis which conforms to the term used to depreciate leasehold improvements on the leased property.

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

Overview

Consolidated net income for the 12-week period ended August 15, 2005 increased $195,000 to $708,000 or $0.22 per share on a diluted basis as compared with net income of $513,000 for the comparable prior year period.  Consolidated net income for the 28-week period ended August 15, 2005 increased $459,000 to $1,584,000 or $0.49 per share on a diluted basis as compared with net income of $1,125,000 for the comparable prior year period. The increase in net income for the 12-week period ended August 15, 2005 is primarily due to a $273,000 increase in interest income which was partially offset by higher non-cash impairment expense of $95,000. The $273,000 in interest income included $250,000 of interest that had accrued on a historical loan to the Company’s President and Chief Executive Officer which was not recognized until it was paid during the quarter. Total revenues decreased $1.7 million or 11.3% from $15.5 million in the 12 weeks ended August 9, 2004 to $13.8 million for the 12 weeks ended August 15, 2005. The closed stores decrease was $1.2 million and the same store sales decrease was $524,000 or 3.7% for the 12 weeks ended August 15, 2005. The increase in net income for the 28-week period ended August 15, 2005 is primarily due to a $297,000 increase in interest income including the $250,000 recognized on the loan to the President and Chief Executive Officer and a decrease of approximately $265,000 in workers compensation costs partially offset by an increase in non-cash impairment expense of $60,000 as compared to the same period of the prior year. Total revenues decreased $4.4 million or 12.0% from $37.1 million in the 28 weeks ended August 9, 2004 to $32.7 million in the 28 weeks ended August 15, 2005. The closed stores decrease was approximately $2.9 million and the same store sales decrease was approximately $1.5 million or 4.4% for the 28 weeks ended August 15, 2005. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet, Casa Bonita and JB’s divisions and the result of seven fewer restaurants in operation this year versus the same period of the prior year and one restaurant which closed during the first quarter of this year.  The decline in sales on a same store basis significantly impacts net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Components of Income from Operations

Total revenues include a combination of food, beverage, merchandise and vending sales and are net of applicable state and city sales taxes.

Food costs primarily consist of the costs of food and beverage items.  Various factors beyond the Company’s control, including adverse weather and natural disasters, may affect food costs.  Accordingly, the Company may incur periodic fluctuations in these costs.  Generally, these temporary increases are absorbed by the Company and not passed on to customers; however, management may adjust menu prices to compensate for increased costs of a more permanent nature.

Labor costs include restaurant management salaries, bonuses, hourly wages for unit level employees, various health, life and dental insurance programs, vacation and sick pay and payroll taxes.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 15, 2005 and August 9, 2004.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004	August 15, 2005	August 9, 2004
		(As restated)		(As restated)
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	33.0	34.2	34.0	34.3
Labor costs	31.8	33.0	31.5	32.9
Occupancy and other expenses	20.0	19.5	19.3	19.4
General and administrative expenses	3.9	3.6	3.6	4.1
Depreciation and amortization	3.7	3.6	3.6	3.5
Impairment of long-lived assets	1.4	0.6	1.0	0.7
Total costs and expenses	93.8	94.5	93.0	94.9

Income from operations	6.2	5.5	7.0	5.1

Interest expense	(1.3)	(0.9)	(1.2)	(0.9)
Interest income	2.0	—	0.9	—
Other income	0.7	0.4	0.6	0.4
Income before income taxes	7.6	5.0	7.3	4.6

Income taxes	2.5	1.7	2.5	1.6

Net income	5.1%	3.3%	4.8%	3.0%

Effective income tax rate	32.6%	34.2%	33.7%	34.6%

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The other assets presented in the condensed consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not to the individual segments. Also certain corporate overhead income and expenses in the condensed consolidated statements of operations are not included in the reportable segments.

(Dollars in Thousands)

28 Weeks Ended August 15, 2005	HomeTown Buffet(1)	Casa Bonita(2)	North’s Star(3)	Florida Buffet(4)	JB’s(5)	Other	Total

Revenues	$15,800	$5,789	$1,258	$6,060	$3,749	$—	$32,656
Food cost	5,838	1,356	510	2,169	1,215	—	11,088
Labor cost	4,701	1,792	439	1,958	1,390	—	10,280
Interest income	—	—	—	—	—	302	302
Interest expense	(98)	—	—	—	—	(280)	(378)
Depreciation & amortization	538	106	46	339	119	33	1,181
Impairment of long-lived assets	18	23	74	174	25	—	314
Income (loss) before income taxes	1,172	1,438	(187)	351	406	(792)	2,388

28 Weeks Ended August 9, 2004
(As restated)
Revenues	$17,996	$6,085	$2,749	$5,921	$4,340	$—	$37,091
Food cost	6,577	1,417	1,151	2,139	1,446	—	12,730
Labor cost	5,579	1,875	1,080	1,998	1,659	—	12,191
Interest income	—	—	—	—	—	5	5
Interest expense	(104)	—	—	—	—	(222)	(326)
Depreciation & amortization	577	135	145	291	115	34	1,297
Impairment of long-lived assets	—	—	59	187	8	—	254
Income (loss) before income taxes	1,263	1,586	(446)	287	342	(1,311)	1,721

(1) The same store sales declined this year, which, together with certain higher wholesale food costs, resulted in higher food costs for HomeTown Buffet as a percentage of sales. Despite lower same store sales, labor cost was lower as a percentage of sales. Closing two non-performing restaurants resulted in a $976,000 decrease in sales, but helped increase income before income taxes as a percent of sales.

(2) Significant sales decreases in the Tulsa restaurant were not offset by sales increases in the Denver restaurant resulting in a decrease in operating margins.

(3) The same store sales declined slightly and with fewer stores operating the sales were significantly lower. With the closing of four non-performing stores this year, the food and labor costs decreased as a percentage of sales in North’s Star.

(4) Same store sales increased and the Florida Division had lower food and labor costs as a percentage of sales this year.

(5) Same store sales decreased in the JB’s Division, however, food and labor costs as a percentage of sales were lower than the prior year.

Total revenues decreased $1.7 million or 11.3% from $15.5 million for the 12 weeks ended August 9, 2004 to $13.8 million for the 12 weeks ended August 15, 2005. Total revenues decreased $4.4 million or 12.0% from $37.1 million for the 28 weeks ended August 9, 2004 to $32.7 million for the 28 weeks ended August 15, 2005. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet, Casa Bonita and JB’s divisions and the result of seven fewer restaurants in operation this year versus the same period of the prior year and one restaurant that was closed during the first quarter of this year. The closed stores decrease was $1.2 million and the same store sales decrease was $524,000 or 3.7% for the 12 weeks ended August 15, 2005. The closed stores decrease was $2.9 million and the same store sales decrease was $1.5 million or 4.4% for the 28 weeks ended August 15, 2005.

Food costs as a percentage of total revenues decreased from 34.2% during the 12-week period ended August 9, 2004 to 33.0% during the 12 weeks ended August 15, 2005, and from 34.3% during the 28-week period ended August 9, 2004 to 34.0% during the 28 weeks ended August 15, 2005. The decrease for the 12 and 28 weeks as a percentage of total revenues was primarily attributable to the elimination of food cost inefficiencies in seven restaurants closed for the entire 28 week period and one closed during the first quarter of the fiscal year 2006.

Labor costs as a percentage of total revenues decreased from 33.0% during the 12-week period ended August 9, 2004 to 31.8% during the 12-week period ended August 15, 2005 and actual costs decreased by $736,000. Labor costs as a percentage of total revenues decreased from 32.9% during the 28-week period ended August 9, 2004 to 31.5% during the 28-week period ended August 15, 2005 and actual labor costs declined by $1,911,000. The decrease in labor cost and as a percentage of revenue resulted from the elimination of labor inefficiencies in seven restaurants closed for the entire 28 week period and one closed during the first quarter of the fiscal year 2006.

Occupancy and other expenses as a percentage of total revenues increased from 19.5% during the 12-week period ended August 9, 2004 to 20.0% during the 12-week period ended August 15, 2005 and actual costs decreased by $270,000. Occupancy and other expenses as a percentage of total revenues decreased from 19.4% during the 28-week period ended August 9, 2004 to 19.3% during the 28-week period ended August 15, 2005 and actual costs decreased by $875,000. The increase as a percentage of total revenues for the 12-week period ended August 15, 2005 was primarily attributable decreased revenues in the stores opened during both years. The decrease as a percentage of total revenues for the 28-week period ended August 15, 2005 was primarily attributable to the elimination of costs and inefficiencies associated with seven restaurants closed for the entire 28 week period and one closed during the first quarter of fiscal 2006.

General and administrative costs as a percentage of revenues increased from 3.6% during the 12-week period ended August 9, 2004 to 3.9% during the 12-week period ended August 15, 2005 and actual costs decreased by $22,000. General and administrative costs as a percentage of revenues decreased from 4.1% during the 28-week period ended August 9, 2004 to 3.6% during the 28-week period ended August 15, 2004 and actual costs decreased by $340,000. The increase for the 12-week period ended August 15, 2005 was primarily attributable to lower sales this year compared to the same periods of the prior year. The decrease for the 28-week period ended August 15, 2005 was primarily attributable to lower corporate insurance costs of $297,000. The Company had a $170,000 workers compensation payroll audit adjustment in the prior year and fewer stores in the current year.

Depreciation and amortization as a percentage of total revenues remained approximately the same during the 12 and 28-week periods ended August 15, 2005. The actual costs decreased by $59,000 for the 12-week period ended August 15, 2005. The actual costs decreased by $116,000 for the 28-week period ended August 15, 2005. The decrease is primarily attributable to certain equipment being fully depreciated for the 28-week period ended August 15, 2005.

Impairment of long-lived assets as a percentage of total revenues increased from 0.6% during the 12-week period ended August 9, 2004 to 1.4% during the 12-week period ended August 15, 2005. Impairment of long-lived assets as a percentage of total revenues increased from 0.7% during the 28-week period ended August 9, 2004 to 1.0% during the 28-week period ended August 15, 2005. The impairment in fiscal 2006 and fiscal 2005 was mainly a result of decreasing the carrying value of assets held for future use. Additionally, the Company had approximately $23,000 of impairment expense in the second quarter of fiscal 2006 for leasehold improvements in a restaurant that is expected to close in the third quarter of fiscal 2006 if the lease expires.

Interest expense as a percentage of total revenues increased from 0.9% during the 12-week period ended August 9, 2004 to 1.3% during the 12-week period ended August 15, 2005, and from 0.9% during the 28-week period ended August 9, 2004 to 1.2% during the 28-week period ended August 15, 2005. The increase as a percentage of total revenues was primarily attributable to higher average interest rates along with lower total revenues despite slightly lower debt balances for both the 12 and 28 week periods ended August 15, 2005 as compared to the same periods of the prior year.

Interest income increased from $1,000 for the 12-week period ended August 9, 2004 to $274,000 for the 12-week period ended August 15, 2005. Interest income increased from $5,000 for the 28-week period ended August 9, 2004 to $302,000 for the 28-week period ended August 15, 2005. The interest income was generated by the Company’s cash and outstanding notes receivable balances. The increase in interest income for both the 12 and 28 week periods is primarily attributable to Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, paying $250,000 in interest in the second quarter of fiscal 2006 on certain loans used solely for the purchase of the Company’s outstanding common stock on the open market issued prior to the enactment of the

Sarbanes-Oxley Act of 2002, which had accrued over the life of the loans but was not recognized by the Company until paid.

Other income is rental income from the Company’s leased properties and certain management contracts for the 12 weeks ended August 15, 2005. Rental income was $71,000 and $160,000 for four properties leased for the entire 12 and 28-week periods ended August 15, 2005, respectively. Rental income was $65,000 and $146,000 for three properties leased for the entire 12 and 28-week periods ended August 9, 2004, respectively. Other income from management contracts was $18,000 for the 12 week period ended August 15, 2005.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company’s operations.  Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws so that changes in these laws can result in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures.  Shifts in these costs may have an impact on the Company’s food costs.  The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, that it could do so in a short period of time.

Liquidity and Capital Resources

The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

As of August 15, 2005, the Company had $643,000 in cash.  Cash and cash equivalents decreased by $49,000 during the 28 weeks ended August 15, 2005. The net working capital deficit was $(4,642,000) and $(4,296,000) at August 15, 2005 and January 31, 2005, respectively. The increase in the net working capital deficit is primarily due to the dividend paid in the second quarter ended August 15, 2005. Total cash provided by operations was approximately $2.8 million as compared to approximately $2.1 million in the 28 weeks ended August 9, 2004.  The Company used approximately $312,000 on capital expenditures, approximately $1,375,000 in loans to third parties and approximately $2,253,000 to pay dividends. Long-term debt decreased by approximately $311,000 during the 28 weeks ended August 15, 2005 and net proceeds from the Revolving Line of Credit with M&I Marshall & Ilsley Bank increased by approximately $450,000 during the 28 weeks ended August 15, 2005. The Company received approximately $267,000 from the exercise of stock options and approximately $698,000 from the repayment of a debt obligation by Mr. Wheaton, the Company’s President and Chief Executive Officer.

The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company’s existing restaurant concepts. In February 2005 the Company entered into a strategic alliance with an option to purchase as many as five corporate owned and operated K-BOB’S Restaurants and developmental rights in the United States.  The Company has recently bought a restaurant facility in Rexburg, Idaho for $300,000 and is currently leasing it to an existing JB’s Franchisee.  In many instances, management believes that existing restaurant locations can be acquired and converted to the Company’s prototype at a lower cost than the cost associated with the start of a new restaurant. Management estimates the cost of acquiring and converting a leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company’s results of operations.

On October 31, 2004, the Company continued a $1.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the “Revolving Line of Credit”). The Revolving Line of Credit provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum level of net worth, to limit the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. As of August 15, 2005, the Company is in compliance with these covenants. All outstanding amounts under the Revolving Line of Credit become due May 31, 2006. The Company increased the Revolving Line of Credit on February 1, 2005 to $2.0 million and increased the limit on annual dividends and purchase or redemption of capital stock to $2.5 million with no other changes in terms or covenants. On July 1, 2005, the Company extended the Revolving Line of Credit due date from October 31, 2005 to May 31, 2006. The Company will seek to renew or replace the Revolving Line of Credit by May 2006.  There can be no assurance the Revolving Line of Credit can be refinanced on acceptable terms or at all. The Revolving Line of Credit balance was $450,000 on August 15, 2005 and $0 on September 22, 2005. As of September 22, 2005, $2,000,000 was available on the Revolving Line of Credit.

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

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 31, 2005, included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Property, Buildings and Equipment

Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the following useful lives:

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

The Company utilizes a two-part impairment test. First, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the carrying value is greater than the fair value, the second step is performed in which the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill. If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, and governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit. The Company also takes into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing a reporting unit in the Company’s impairment test. The Company recorded an impairment expense of $1,230,000 during fiscal year 2005.

The Company has an independent evaluation of goodwill conducted every three years. The most recent independent valuation was conducted as of February 1, 2005.

Impairment of Long-Lived Assets

The Company determines that an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Any impairment reduces the profitability of the Company by the amount of the impairment in the period in which it is recognized.

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. If these factors are different than the estimates of the Company, the carrying value of the long-lived assets could be adversely affected. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $40,000 and $28,500 for the 28-week periods ended August 15, 2005 and August 9, 2004, respectively.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$6,242	$568	$1,249	$2,061	$2,364
Operating leases	11,699	2,584	4,277	3,513	1,325
Capital leases	2,436	304	624	1,033	475
Purchase commitments	—	—	—	—	—

Total contractual cash obligations	$20,377	$3,456	$6,150	$6,607	$4,164

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $2.0 million Revolving Line of Credit, of which $450,000 was outstanding as of August 15, 2005 and $0 on September 22, 2005, respectively. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 4.6% in fiscal 2006). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk

The Company purchases certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within the Company’s control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically the Company uses these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting its menu pricing, menu mix or changing its product delivery strategy. However, increases in commodity prices could result in lower operating margins for the Company’s restaurant concepts.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and its principal accounting officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in the rules under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are effective and sufficient to ensure that the Company records, processes, summarizes and reports information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Act within the time period specified by the Securities and Exchange Commission's rules and forms. Even an effective internal control system, no matter how well developed has inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to the reliability of our financial reporting and financial statement preparation.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

On March 2, 2004, the Company filed an action against North’s Restaurants, Inc. (“North’s”) in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North’s for failure to repay obligations under a promissory note delivered to the Company in connection with the resolution of prior litigation between the parties in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the promissory note. A motion for summary judgment in favor of the Company was granted in January 2005.  In August, 2005, the Company submitted a motion to fix damages at the amount due under the promissory note plus interest at the default rate and attorney’s fees.  North’s did not oppose the motion and the time has run for North’s to submit such an opposition.  Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North’s since August 2003. Since October 2004, the business of North’s has been operated under a receivership. During the first twenty-eight weeks of fiscal 2006, North’s made five payments of approximately $9,300 each. The Company’s note, together with the obligation to another significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of August 15, 2005.

The Company is, from time to time, the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject to complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on June 27, 2005.  Of the 3,003,425 shares of the Company’s common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 2,863,442 common shares, representing 95.34% of the total number of shares entitled to vote at the meeting.  This percentage represents a quorum.  The following matters were voted upon at the stockholders’ meeting:

1.                                       Each of the six nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2006 or until their successors are elected and qualified:

Name	Number of Votes Cast
	For	Authority Withheld
Robert E. Wheaton	2,860,842	2,600
Thomas G. Schadt	2,853,142	10,300
Phillip “Buddy” Johnson	2,860,842	2,600
Craig B. Wheaton	2,860,842	2,600
B. Thomas M. Smith, Jr.	2,860,842	2,600
Todd S. Brown	2,860,842	2,600

2.                                       The ratification of the selection of Mayer Hoffman McCann P.C. as independent public accountants of the Company for the current fiscal year was approved by the following vote:

Votes Cast	Number of Shares
For	2,861,442
Against	2,000
Abstain	0
Broker Non-Votes	139,983

Item 6.  Exhibits and Reports on Form 8-K

(a)                                 The following exhibits are attached to this report:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Amendment to Revolving Line of Credit with M&I Marshall & Ilsley Bank dated July 1, 2005.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated September 29, 2005.

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

(b)                                Current Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended August 15, 2005.

There were no other items to be reported under Part II of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES

September 29, 2005	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

September 29, 2005	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,

Treasurer, Secretary and

Principal Accounting Officer