Form 10-Q
period 2005-11-07
STAR BUFFET INC
filed 2005-12-16
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark  One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 7, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  0-6054

STAR BUFFET, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

84-1430786

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1312 N. Scottsdale Road,

Scottsdale, AZ  85257

(Address of principal executive offices) (Zip Code)

(480) 425-0397

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

Yes         ☐         No              ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 13, 2005, there were 3,003,425 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of November 7, 2005 (unaudited) and January 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the twelve and forty weeks ended November 7, 2005 and November 1, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the forty weeks ended November 7, 2005 and November 1, 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

Item 6.

Exhibits and Reports on Form 8-K

Signatures

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 7, 2005	January 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$506,000	$692,000
Current portion of notes receivable	37,000	18,000
Receivables	209,000	420,000
Inventories	487,000	465,000
Deferred income taxes	246,000	204,000
Prepaid expenses	251,000	74,000

Total current assets	1,736,000	1,873,000

Property, buildings and equipment:
Property, buildings and equipment, net	15,811,000	16,759,000
Property and equipment leased to third parties, net	4,520,000	4,361,000
Property, buildings and equipment held for future use	2,327,000	2,574,000
Property and equipment under capitalized leases, net	916,000	1,019,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	24,505,000	25,644,000

Other assets:
Notes receivable, net of current portion	4,264,000	2,860,000
Deposits and other	227,000	224,000

Total other assets	4,491,000	3,084,000

Deferred income taxes, net	1,925,000	1,805,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	741,000	797,000

Total intangible assets	2,418,000	2,474,000

Total assets	$35,075,000	$34,880,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	November 7, 2005	January 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,860,000	$1,737,000
Payroll and related taxes	1,154,000	1,647,000
Sales and property taxes	908,000	872,000
Rent, licenses and other	417,000	533,000
Income taxes payable	974,000	721,000
Revolving line of credit	452,000	—
Current maturities of obligations under long-term debt	630,000	543,000
Current maturities of obligations under capital leases	139,000	116,000

Total current liabilities	6,534,000	6,169,000

Deferred rent payable	1,318,000	1,320,000
Other long-term liability	34,000	68,000
Capitalized lease obligations, net of current maturities	1,426,000	1,538,000
Long-term debt, net of current maturities	5,794,000	6,010,000

Total liabilities	15,106,000	15,105,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,003,425 and 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,618,000	16,351,000
Officer’s note receivable	—	(698,000)
Retained earnings	3,348,000	4,119,000

Total stockholders’ equity	19,969,000	19,775,000

Total liabilities and stockholders’ equity	$35,075,000	$34,880,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 7,	November 1,	November 7,	November 1,
	2005	2004	2005	2004
		(As restated)		(As restated)
Total revenues	$11,493,000	$13,269,000	$44,150,000	$50,360,000

Costs and expenses
Food costs	3,997,000	4,611,000	15,085,000	17,341,000
Labor costs	3,954,000	4,577,000	14,234,000	16,767,000
Occupancy and other expenses	2,776,000	2,895,000	9,095,000	10,090,000
General and administrative expenses	456,000	540,000	1,645,000	2,070,000
Depreciation and amortization	470,000	531,000	1,651,000	1,828,000
Impairment of long-lived assets	—	262,000	315,000	516,000

Total costs and expenses	11,653,000	13,416,000	42,025,000	48,612,000

(Loss) income from operations	(160,000)	(147,000)	2,125,000	1,748,000

Interest expense	(125,000)	(167,000)	(503,000)	(493,000)
Interest income	28,000	—	330,000	5,000
Other income	101,000	67,000	280,000	213,000

Income (loss) before income taxes	(156,000)	(247,000)	2,232,000	1,473,000

Income taxes (benefit)	(54,000)	(82,000)	750,000	514,000

Net (loss) income	$(102,000)	$(165,000)	$1,482,000	$959,000

Net (loss) income per common share — basic	$(0.03)	$(0.06)	$0.50	$0.33
Net (loss) income per common share — diluted	$(0.03)	$(0.06)	$0.46	$0.30

Weighted average shares outstanding — basic	3,003,425	2,950,000	2,985,564	2,950,000
Weighted average shares outstanding —diluted	3,003,425	2,950,000	3,208,903	3,184,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Forty Weeks Ended
	November 7, 2005	November 1, 2004
		(As restated)
Cash flows from operating activities:
Net income	$1,482,000	$959,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,651,000	1,828,000
Impairment of long-lived assets	315,000	516,000
Deferred income taxes	(162,000)	(27,000)
Change in operating assets and liabilities:
Receivables	211,000	156,000
Inventories	(22,000)	(11,000)
Prepaid expenses	(177,000)	(227,000)
Deposits and other	(3,000)	43,000
Deferred rent payable	(2,000)	(72,000)
Accounts payable-trade	123,000	(748,000)
Income taxes payable	253,000	186,000
Other accrued liabilities	(607,000)	(26,000)
Total adjustments	1,580,000	1,618,000
Net cash provided by operating activities	3,062,000	2,577,000

Cash flows from investing activities:
Acquisition of license	(25,000)	—
Loan repayment by officer	698,000	632,000
Interest income	(2,000)	(3,000)
Receipts from payments on notes receivable	79,000	20,000
Issuance of note receivable	(1,500,000)	—
Acquisition of property, buildings and equipment	(737,000)	(2,863,000)
Net cash used in investing activities	(1,487,000)	(2,214,000)

Cash flows from financing activities:
Exercise of stock options	267,000	—
Payments on long term debt	(429,000)	(724,000)
Proceeds from issuance of long-term debt	300,000	3,075,000
Proceeds (payments) on line of credit, net	452,000	(1,500,000)
Capitalized loan costs	(9,000)	(27,000)
Principal payment on capitalized lease obligations	(89,000)	(74,000)
Dividends paid	(2,253,000)	(1,475,000)
Net cash used in financing activities	(1,761,000)	(725,000)

Net decrease in cash and cash equivalents	(186,000)	(362,000)

Cash and cash equivalents at beginning of period	692,000	445,000

Cash and cash equivalents at end of period	$506,000	$83,000

(Continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Forty Weeks Ended
	November 7, 2005	November 1, 2004
		(As restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$486,000	$491,000

Income taxes	$659,000	$354,000

Non cash investing and financing activities:

Exchange of property rental for repair services	$—	$2,000

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

The following is a summary of the Company’s restaurant properties as of November 7, 2005. The HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The Casa Bonita segment includes one Casa Bonita restaurant. The North’s Star segment includes two JJ North’s Country Buffet restaurants. The North’s Star segment also includes two non-operating properties. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also includes four non-operating properties. The JB’s Restaurants segment includes the Company’s six JB’s Restaurants and two non-operating properties.

	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Owned	3	—	1	5	4	13
Leased	11	1	3	6	4	25
Total	14	1	4	11	8	38

In addition to the above summary, the Company purchased in September 2005 a Restaurant facility in Rexburg, Idaho.  The Company leases the Restaurant facility to a JB’s Franchisee.

As of November 7, 2005, the Company’s operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	8	—	1	—	1	10
Colorado	1	1	—	—	—	2
Florida	—	—	—	11	—	11
Idaho	—	—	1	—	—	1
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	—	2
Oregon	—	—	1	—	—	1
Utah	2	—	—	—	4	6
Washington	—	—	1	—	—	1
Wyoming	1	—	—	—	1	2
Total	14	1	4	11	8	38

As of November 7, 2005, the Company’s non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	—	—	1	—	—	1
Florida	—	—	—	4	—	4
Idaho	—	—	1	—	—	1
Utah	—	—	—	—	1	1
Wyoming	—	—	—	—	1	1
Total	—	—	2	4	2	8

The operating results for the 12-week period ended November 7, 2005 include operations shown in the tables above and the lease income and fixed charges for the eight restaurants closed during the entire quarter and one restaurant closed during the quarter. Three non-operating stores continue to be closed at the end of the third quarter of fiscal 2006 for repositioning and one non-operating restaurant is for sale and is recorded as property held for sale. The four remaining closed restaurants have been leased to third parties.

The following is a summary of the Company’s restaurant properties as of November 1, 2004. The HomeTown Buffet segment included the Company’s 15 franchised HomeTown Buffet restaurants. The Casa Bonita segment included two Casa Bonita restaurants. The North’s Star segment included three JJ North’s Country Buffet restaurants. This segment also included one non-operating property. The Florida Buffets Division included two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included four non-operating properties. The JB’s Restaurants segment included the Company’s seven JB’s Restaurants. This segment also included two non-operating properties.

	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Owned	3	—	1	5	4	13
Leased	12	2	3	6	5	28
Total	15	2	4	11	9	41

As of November 1, 2004, the Company’s operating and non-operating restaurants were located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	8	—	1	—	1	10
Colorado	1	1	—	—	—	2
Florida	—	—	—	11	—	11
Idaho	—	—	1	—	—	1
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	1	3
Oklahoma	—	1	—	—	—	1
Oregon	—	—	1	—	—	1
Utah	3	—	—	—	4	7
Washington	—	—	1	—	—	1
Wyoming	1	—	—	—	1	2
Total	15	2	4	11	9	41

As of November 1, 2004, the Company’s non-operating restaurants were located in the following states:

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

Note (B) Recent Developments

On September 30, 2005, the Casa Bonita in Tulsa closed due to the expiration of the facility lease. The Company recorded an impairment expense of $23,000 for leasehold improvements in the quarter ended August 15, 2005.

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

(Dollars in Thousands)

40 Weeks Ended November 7, 2005	HomeTown Buffet	Casa Bonita(1)	North’s Star(2)	Florida Buffet(3)	JB’s(4)	Other	Total
Revenues	$21,770	$7,178	$1,773	$8,215	$5,214	$—	$44,150
Interest income	—	—	—	—	—	330	330
Interest expense	(139)	—	—	—	—	(364)	(503)
Depreciation & amortization	767	134	66	465	170	49	1,651
Impairment of long-lived assets	18	23	74	175	25	—	315
Income (loss) before income taxes	1,235	1,500	(245)	324	555	(1,137)	2,232
Total assets	12,138	1,271	4,227	8,441	5,122	3,876	35,075

40 Weeks Ended November 1, 2004
(As restated)
Revenues	$24,677	$8,050	$3,578	$7,987	$6,068	$—	$50,360
Interest income	—	—	—	—	—	5	5
Interest expense	(148)	—	—	—	—	(345)	(493)
Depreciation & amortization	834	184	184	408	169	49	1,828
Impairment of long-lived assets	1	—	231	273	11	—	516
Income (loss) before income taxes	1,441	1,905	(783)	223	487	(1,800)	1,473
Total assets	13,703	1,545	5,258	9,668	5,549	463	36,186

(1) Included in the reportable segment for the 40 weeks ended November 7, 2005 is one location that was opened for 35 weeks.  This location incurred $23,000 of impairment expense and $43,000 of depreciation expense in the 40 weeks ended November 7, 2005. This location has a net book value of equipment of $80,000 included in total assets at November 7, 2005. This location had revenues of $1,572,000.

 (2) Included in the reportable segment for the 40 weeks ended November 7, 2005 are two locations that were closed for the entire 40 weeks.  These locations incurred $26,000 of impairment expense in the 40 weeks ended November 7, 2005. These locations have a net book value of equipment of $23,000, buildings and leaseholds of $510,000 and land of $224,000 included in total assets at November 7, 2005.

Included in the reportable segment for the 40 weeks ended November 1, 2004 was one location opened for two weeks during the third quarter and two locations opened for six weeks during the third quarter.  These locations represent $184,000, $510,000 and $224,000 of net book value of equipment, buildings and land included in total assets, respectively, and incurred $141,000 in depreciation and amortization expense. These locations contributed revenues of $1,283,000 and incurred $51,000 in impairment of long-lived assets and $85,000 of goodwill impairments.

(3) Included in the reportable segment for the 40 weeks ended November 7, 2005 are four locations that were closed for the entire 40 weeks.  These four locations incurred $166,000 of depreciation and amortization and $35,000 of impairment expense for the 40 weeks ended November 7, 2005. These locations have a net book value of equipment of $550,000, buildings of $1,788,000 and land of $1,559,000 included in total assets at November 7, 2005.

Included in the reportable segment for the 40 weeks ended November 1, 2004 were four locations closed for the entire 40 weeks of fiscal 2005.  These four locations incurred $319,000 of depreciation and amortization, and represented a net book value of equipment of $1,076,000, buildings of $1,876,000 and land of $1,559,000 included in total assets.

(4) Included in the reportable segment for the 40 weeks ended November 7, 2005 are two locations that were closed for the entire 40 weeks and one location opened for 10 weeks during the first quarter. The locations have $386,000 of land that is included in total assets. These locations have $19,000 and $904,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $23,000 in depreciation and amortization expense and $17,000 of impairment expense during the 40 weeks. The location opened for 10 weeks had revenues of $113,000.

Included in the reportable segment for the 40 weeks ended November 1, 2004 was one location closed for the entire 40-week period and one location operating 11 weeks of the third quarter. These locations represent $45,000, $920,000 and $158,000 of net book value of equipment, buildings and land included in total assets, respectively, and incurred $37,000 in depreciation and amortization expense. One location contributed $353,000 in revenues and the other location has a land value of $228,000 and was leased to a third party during the quarter.

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

12 Weeks Ended November 7, 2005	Net Loss	Shares	Per Share Amount
Weighted average common shares outstanding — basic	$(102,000)	3,003,425	$(0.03)
Dilutive stock options	—	—	—
Weighted average common shares outstanding — diluted	$(102,000)	3,003,425	$(0.03)

12 Weeks Ended November 1, 2004 (As restated)
Weighted average common shares outstanding — basic	$(165,000)	2,950,000	$(0.06)
Dilutive stock options	—	—	—
Weighted average common shares outstanding — diluted	$(165,000)	2,950,000	$(0.06)

40 Weeks Ended November 7, 2005	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding — basic	$1,482,000	2,985,564	$0.50
Dilutive stock options	—	223,339	—
Weighted average common shares outstanding — diluted	$1,482,000	3,208,903	$0.46

40 Weeks Ended November 1, 2004 (As restated)
Weighted average common shares outstanding — basic	$959,000	2,950,000	$0.33
Dilutive stock options	—	234,675	—
Weighted average common shares outstanding — diluted	$959,000	3,184,675	$0.30

Average shares used in the 12 weeks ended November 7, 2005 and November 1, 2004 diluted earnings per share computations exclude all stock options because these options are antidilutive due to the Company’s net loss for the periods.  Average shares used in the 40 weeks ended November 7, 2005 and November 1, 2004 diluted earnings per share computations exclude stock options to purchase 489,000 shares and 496,000 shares, respectively, of common stock due to the market price of the underlying stock being less than the exercise price.

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

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2005. The Company recorded goodwill impairment losses of $0 and $85,000 for the 40-week periods ended November 7, 2005 and November 1, 2004, respectively.

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

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	November 7, 2005	January 31, 2005
Property, buildings and equipment:
Furniture, fixtures and equipment	$11,879,000	$12,033,000
Land	3,085,000	3,085,000
Buildings and leasehold improvements	20,380,000	20,653,000
	35,344,000	35,771,000
Less accumulated depreciation	(19,533,000)	(19,012,000)
	$15,811,000	$16,759,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,277,000)	(2,174,000)
	$916,000	$1,019,000

Total property, buildings and equipment includes the following land, equipment, buildings and leaseholds currently in eight non-operating units. Four of the eight units are leased to third-party operators, three units are closed for remodeling and repositioning and one unit is included in property held for sale at November 7, 2005.  In addition, the Company purchased in September 2005 a Restaurant facility in Rexburg, Idaho.  The Company leases the Restaurant facility to a third-party operator.  The components of property, buildings and equipment are as follows:

	November 7, 2005	January 31, 2005
Property and equipment leased to third parties:
Equipment	$655,000	$655,000
Land	1,887,000	1,787,000
Buildings and leaseholds	3,490,000	3,290,000
	6,032,000	5,732,000

Less accumulated depreciation	(1,512,000)	(1,371,000)
	$4,520,000	$4,361,000

	November 7, 2005	January 31, 2005
Property, buildings and equipment held for future use:
Equipment	$6,668,000	$6,153,000
Land	382,000	382,000
Buildings and leaseholds	1,528,000	1,528,000
	8,578,000	8,063,000

Less accumulated depreciation	(6,251,000)	(5,489,000)
	$2,327,000	$2,574,000

	November 7, 2005	January 31, 2005
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded impairment expense for long-lived assets of $0 and $262,000 for the 12 weeks ended November 7, 2005 and November 1, 2004, respectively, primarily as a result of decreasing the carrying value of assets held for future use. The Company recorded impairment expense of $315,000 and $516,000 for the 40 weeks ended November 7, 2005 and November 1, 2004, respectively, primarily as a result of decreasing the carrying value of assets held for future use.

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

Had compensation expense for stock options awarded under the Company’s plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share would have reflected the following pro forma amounts:

	Twelve Weeks Ended		Forty Weeks Ended
	November 7,	November 1,	November 7,	November 1,
	2005	2004	2005	2004
		(As restated)		(As restated)
Net (loss) income:
As reported	$(102,000)	$(165,000)	$1,482,000	$959,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	—	—	61,000	—
Pro forma	$(102,000)	$(165,000)	$1,421,000	$959,000
Basic earnings per share:
As reported	$(0.03)	$(0.06)	$0.50	$0.33
Pro forma	$(0.03)	$(0.06)	$0.48	$0.33
Diluted earnings per share:
As reported	$(0.03)	$(0.06)	$0.46	$0.30
Pro forma	$(0.03)	$(0.06)	$0.44	$0.30
Weighted average shares used in computation:
Basic	3,003,425	2,950,000	2,985,564	2,950,000
Diluted	3,003,425	2,950,000	3,208,903	3,184,675

For options granted during the 40 weeks ended November 7, 2005, the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions:

Assumptions:	Fiscal 2006
Weighted average risk-free interest rate	4.0%
Weighted average volatility	37.5%
Expected life	5 years
Dividends	7.5%

During the first quarter of fiscal 2006, the Company granted 49,200 fully vested stock options at an exercise price equal to the current fair value of the stock.

Note (J) Contingencies

On March 2, 2004, the Company filed an action against North’s Restaurants, Inc. (“North’s”) in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North’s for failure to repay obligations under a promissory note delivered to the Company in connection with the resolution of prior litigation between the parties in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the promissory note. A motion for summary judgment in favor of the Company was granted in January 2005.  In October 2005, the District Court entered a judgment for damages of $3,059,905 plus interest at the default rate and attorney’s fees of $15,980.  Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North’s since August 2003. Since October 2004, the business of North’s has been operated under a receivership. During the first forty weeks of fiscal 2006, North’s made six payments of approximately $9,300 each. The Company’s note, together with the obligation to another significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of November 7, 2005.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates (“K-BOB’S”). In accordance with the terms of the strategic alliance, the Company will lend K-BOB’S $1.5 million at 8.5%. The note provides for repayment at the Company’s option if the Company exercises its rights to purchase the operating assets or the real estate associated with the K-BOB’S business. If the Company does not elect to purchase the K-BOB’S operating assets or real estate, the note receivable will be repaid on a pre-established schedule. In exchange, K-BOB’S granted the Company an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas of the United States. As part of the agreement, the Company loaned K-BOB’S $1.0 million on February 1, 2005 and $300,000 on July 1, 2005.

On October 7, 2005, the Company entered into a strategic alliance with Holiday House Corporation (“HHC”).  In accordance with the terms of the strategic alliance, the Company will lend HHC up to $300,000 at an interest rate of 11% for up to four years.  In exchange, HHC granted the Company an option to purchase two Holiday House Restaurants located in Florida.  As of December 13, 2005, the Company had loaned HHC $200,000.

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

Note (K) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective tax rate of approximately 33.6% and 34.9% as of November 7, 2005 and November 1, 2004, respectively.

Note (L) Insurance Programs

The Company established a self-insured retention in 2003 for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance retention accruals include estimates based on historical information and expected future developments. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $35,000 and $31,000 for the 40-week periods ended November 7, 2005 and November 1, 2004, respectively.

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

Overview

Consolidated results for the 12-week period ended November 7, 2005 improved $63,000 to a loss of $102,000 or ($0.03) per share on a diluted basis as compared with a net loss of $165,000 for the comparable prior year period.  The increase in net income for the 12-week period ended November 7, 2005 is primarily due to a $262,000 decrease in non-cash impairment expense partially offset by costs associated with closing one restaurant in the third quarter. Total revenues decreased $1.8 million or 13.4% from $13.3 million in the 12 weeks ended November 1, 2004 to $11.5 million for the 12 weeks ended November 7, 2005. The closed stores decrease was $1.2 million and the same store sales decrease was $577,000 or 4.9% for the 12 weeks ended November 7, 2005. The declines in comparable same store sales for the 12 weeks ended November 7, 2005 were primarily attributable to the HomeTown Buffet, Casa Bonita and JB’s divisions. The decrease of revenues was also the result of eight fewer restaurants in operation this year versus the same period of the prior year, one restaurant which closed during the first quarter and another restaurant which closed during the third quarter. Consolidated net income for the 40-week period ended November 7, 2005 increased $523,000 to $1,482,000 or $0.46 per share on a diluted basis as compared with net income of $959,000 for the comparable prior year period. The increase in net income for the 40-week period ended November 7, 2005 is primarily due to a $325,000 increase in interest income including the $250,000 recognized on the loan to the President and Chief Executive Officer, a decrease of approximately $301,000 in workers compensation costs and a decrease in non-cash impairment expense of $201,000 as compared to the same period of the prior year. Total revenues decreased $6.2 million or 12.3% from $50.4 million in the 40 weeks ended November 1, 2004 to $44.2 million in the 40 weeks ended November 7, 2005. The closed stores decrease was approximately $4.5 million and the same store sales decrease was approximately $1.7 million or 3.9% for the 40 weeks ended November 7, 2005. The declines in comparable same store sales for the 40 weeks ended November 7, 2005 were primarily attributable to the HomeTown Buffet, Casa Bonita and JB’s divisions. The decrease of revenues was also the result of eight fewer restaurants in operation this year versus the same period of the prior year, one restaurant which closed during the first quarter and another restaurant which closed during the third quarter.  The decline in sales on a same store basis significantly impacts net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 7, 2005 and November 1, 2004.

	Twelve Weeks Ended		Forty Weeks Ended
	November 7,	November 1,	November 7,	November 1,
	2005	2004	2005	2004
		(As restated)		(As restated)
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	34.8	34.7	34.2	34.4
Labor costs	34.4	34.5	32.2	33.3
Occupancy and other expenses	24.1	21.8	20.6	20.0
General and administrative expenses	4.0	4.1	3.7	4.1
Depreciation and amortization	4.1	4.0	3.8	3.7
Impairment of long-lived assets	—	2.0	0.7	1.0
Total costs and expenses	101.4	101.1	95.2	96.5

Income from operations	(1.4)	(1.1)	4.8	3.5

Interest expense	(1.1)	(1.3)	(1.1)	(1.0)
Interest income	0.2	—	0.8	—
Other income	0.9	0.5	0.6	0.4
Income before income taxes	(1.4)	(1.9)	5.1	2.9

Income taxes	(0.5)	(0.6)	1.7	1.0

Net income	(0.9)%	(1.3)%	3.4%	1.9%

Effective income tax rate	34.5%	(33.2)%	33.6%	34.9%

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

(Dollars in Thousands)

40 Weeks Ended November 7, 2005	HomeTown Buffet(1)	Casa Bonita(2)	North’s Star(3)	Florida Buffet(4)	JB’s(5)	Other	Total
Revenues	$21,770	$7,178	$1,773	$8,215	$5,214	$—	$44,150
Food cost	8,058	1,692	716	2,950	1,669	—	15,085
Labor cost	6,567	2,348	620	2,747	1,952	—	14,234
Interest income	—	—	—	—	—	330	330
Interest expense	(139)	—	—	—	—	(364)	(503)
Depreciation & amortization	767	134	66	465	170	49	1,651
Impairment of long-lived assets	18	23	74	175	25	—	315
Income (loss) before income taxes	1,235	1,500	(245)	324	555	(1,137)	2,232

40 Weeks Ended November 1, 2004
(As restated)
Revenues	$24,677	$8,050	$3,578	$7,987	$6,068	$—	$50,360
Food cost	9,015	1,877	1,529	2,909	2,011	—	17,341
Labor cost	7,724	2,561	1,416	2,730	2,336	—	16,767
Interest income	—	—	—	—	—	5	5
Interest expense	(148)	—	—	—	—	(345)	(493)
Depreciation & amortization	834	184	184	408	169	49	1,828
Impairment of long-lived assets	1	—	231	273	11	—	516
Income (loss) before income taxes	1,441	1,905	(783)	223	487	(1,800)	1,473

(1) The same store sales declined this year, which, together with certain higher wholesale food costs, resulted in higher food costs for HomeTown Buffet as a percentage of sales. Despite lower same store sales, labor cost was lower as a percentage of sales. Closing two non-performing restaurants resulted in a $1,264,000 decrease in sales, but helped income before income taxes as a percent of sales.

(2) Significant sales decreases in the Tulsa restaurant and costs related to closing the Tulsa restaurant in the third quarter of fiscal 2006 were not offset by sales increases in the Denver restaurant resulting in a decrease in operating margins.

(3) The same store sales declined slightly and with fewer stores operating the sales were significantly lower. With the closing of four non-performing stores this year, the food and labor costs decreased as a percentage of sales in North’s Star which resulted in lower losses in the current year compared to the prior year.

(4) Same store sales increased and the Florida Division had lower food and labor costs as a percentage of sales this year.

(5) Same store sales decreased in the JB’s Division, however, food and labor costs as a percentage of sales were lower than the prior year.

Total revenues decreased $1.8 million or 13.4% from $13.3 million for the 12 weeks ended November 1, 2004 to $11.5 million for the 12 weeks ended November 7, 2005. Total revenues decreased $6.2 million or 12.3% from $50.4 million for the 40 weeks ended November 1, 2004 to $44.2 million for the 40 weeks ended November 7, 2005. The decrease in revenues for the 12 weeks ended November 7, 2005 was attributable to declines in comparable same store sales primarily in the HomeTown Buffet, Casa Bonita and JB’s divisions and the result of eight fewer restaurants in operation this year versus the same period of the prior year and one restaurant that was closed during the first quarter of this year and one during the third quarter of this year. The closed stores decrease was $1.2 million and the same store sales decrease was $577,000 or 4.9% for the 12 weeks ended November 7, 2005. The closed stores decrease was $4.5 million and the same store sales decrease was $1.7 million or 3.9% for the 40 weeks ended November 7, 2005. The decrease in revenues for the 40 weeks ended November 7, 2005 was attributable to declines in comparable same store sales primarily in the HomeTown Buffet, Casa Bonita and JB’s divisions and the result of eight fewer restaurants in operation this year versus the same period of the prior year and one restaurant that was closed during the first quarter of this year and one during the third quarter of this year.

Food costs as a percentage of total revenues increased from 34.7% during the 12-week period ended November 1, 2004 to 34.8% during the 12 weeks ended November 7, 2005, and decreased from 34.4% during the 40-week period ended November 1, 2004 to 34.2% during the 40 weeks ended November 7, 2005. The increase for the 12 weeks as a percentage of total revenues was primarily attributable to decreased revenues in the stores opened both years. Actual food costs decreased by $614,000. The decrease for the 40 weeks as a percentage of total revenues was primarily attributable to the elimination of food cost inefficiencies in seven restaurants closed for the entire 40 week period and one closed during the first quarter of fiscal 2006.

Labor costs as a percentage of total revenues decreased from 34.5% during the 12-week period ended November 1, 2004 to 34.4% during the 12-week period ended November 7, 2005 and actual costs decreased by $623,000. Labor costs as a percentage of total revenues decreased from 33.3% during the 40-week period ended November 1, 2004 to 32.2% during the 40-week period ended November 7, 2005 and actual labor costs declined by $2,533,000. The decrease in labor cost and as a percentage of revenue resulted from the elimination of labor inefficiencies in seven restaurants closed for the entire 40 week period and one closed during the first quarter of fiscal 2006.

Occupancy and other expenses as a percentage of total revenues increased from 21.8% during the 12-week period ended November 1, 2004 to 24.1% during the 12-week period ended November 7, 2005 and actual costs decreased by $119,000. Occupancy and other expenses as a percentage of total revenues increased from 20.0% during the 40-week period ended November 1, 2004 to 20.6% during the 40-week period ended November 7, 2005 and actual costs decreased by $995,000. The increase as a percentage of total revenues for the 12- and 40-week periods ended November 7, 2005 was primarily attributable decreased revenues in the stores opened during both years and expenses incurred in closing one restaurant in the third quarter of fiscal 2006.

General and administrative costs as a percentage of revenues decreased from 4.1% during the 12-week period ended November 1, 2004 to 4.0% during the 12-week period ended November 7, 2005 and actual costs decreased by $84,000. General and administrative costs as a percentage of revenues decreased from 4.1% during the 40-week period ended November 1, 2004 to 3.7% during the 40-week period ended November 7, 2005 and actual costs decreased by $425,000. The decrease for the 12- and 40-week periods ended November 7, 2005 was primarily attributable to lower corporate insurance costs of $332,000. The Company had a $170,000 workers compensation payroll audit adjustment in the prior year and fewer stores in the current year.

Depreciation and amortization as a percentage of total revenues increased from 4.0% during the 12-week period ended November 1, 2004 to 4.1% during the 12-week period ended November 7, 2005. The increase as a percentage of revenues is due to decreased revenues in the stores opened during both years. The actual costs decreased by $61,000 for the 12-week period ended November 7, 2005. Depreciation and amortization as a percentage of total revenues increased from 3.7% during the 40-week period ended November 1, 2004 to 3.8% during the 40-week period ended November 7, 2005. The increase as a percentage of revenues is due to decreased revenues in the stores opened during both years. The actual costs decreased by $177,000 for the 40-week period ended November 7, 2005.

Impairment of long-lived assets as a percentage of total revenues decreased from 2.0% during the 12-week period ended November 1, 2004 to 0.0% during the 12-week period ended November 7, 2005. Impairment of long-lived assets as a percentage of total revenues decreased from 1.0% during the 40-week period ended November 1, 2004 to 0.7% during the 40-week period ended November 7, 2005. The impairment in fiscal 2006 and fiscal 2005 was primarily a result of decreasing the carrying value of assets held for future use.

Interest expense as a percentage of total revenues decreased from 1.3% during the 12-week period ended November 1, 2004 to 1.1% during the 12-week period ended November 7, 2005. The increase for the 12 weeks as a percentage of total revenues was primarily attributable to decreased revenues in the stores opened both years. Interest expense as a percentage of total revenues increased from 1.0% during the 40-week period ended November 1, 2004 to 1.1% during the 40-week period ended November 7, 2005. The increase as a percentage of total revenues was primarily attributable to higher average interest rates along with lower total revenues despite slightly lower debt balances for both the 12 and 40 week periods ended November 7, 2005 as compared to the same periods of the prior year.

Interest income increased from $0 for the 12-week period ended November 1, 2004 to $28,000 for the 12-week period ended November 7, 2005. Interest income increased from $5,000 for the 40-week period ended November 1, 2004 to $330,000 for the 40-week period ended November 7, 2005. The interest income was generated by the

Company’s cash and outstanding notes receivable balances. The increase in the 12-week period ending November 7, 2005 is primarily from the note receivable from K-BOB’S. The average balance outstanding was $1.3 million for the quarter with an interest rate of 8.5%. The increase in interest income for the 40-week period is primarily attributable to Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, paying $250,000 in interest in the second quarter of fiscal 2006 on certain loans used solely for the purchase of the Company’s outstanding common stock on the open market issued prior to the enactment of the Sarbanes-Oxley Act of 2002, which had accrued over the life of the loans but was not recognized by the Company until paid.

Other income is rental income from the Company’s leased properties and certain management contracts for the 12 weeks ended November 7, 2005. Rental income was $79,000 and $239,000 for four properties leased for the entire 12 and 40-week periods ended November 7, 2005, respectively. Rental income was $57,000 and $203,000 for three properties leased for the entire 12 and 40-week periods ended November 1, 2004, respectively. Other income from management contracts was $23,000 and $41,000 for the 12 and 40-week periods ended November 7, 2005, respectively.

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

As of November 7, 2005, the Company had $506,000 in cash.  Cash and cash equivalents decreased by $186,000 during the 40 weeks ended November 7, 2005. The net working capital deficit was $(4,798,000) and $(4,296,000) at November 7, 2005 and January 31, 2005, respectively. The increase in the net working capital deficit is primarily due to the dividend paid in the second quarter ended August 15, 2005. Total cash provided by operations was approximately $3.1 million as compared to approximately $2.6 million in the 40 weeks ended November 1, 2004.  The Company used approximately $737,000 on capital expenditures, approximately $1,500,000 in loans to third parties and approximately $2,253,000 to pay dividends. Long-term debt decreased by approximately $429,000 during the 40 weeks ended November 7, 2005 and net proceeds from the Revolving Line of Credit with M&I Marshall & Ilsley Bank increased by approximately $452,000 during the 40 weeks ended November 7, 2005. The Company received approximately $267,000 from the exercise of stock options and approximately $698,000 in principal and $250,000 in interest from the repayment of a debt obligation by Mr. Wheaton, the Company’s President and Chief Executive Officer.

The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company’s existing restaurant concepts. In February 2005, the Company entered into a strategic alliance with an option to purchase as many as five corporate owned and operated K-BOB’s Restaurants and development rights in the United States. In September 2005, the Company bought a restaurant facility in Rexburg, Idaho for $300,000 seller financed at 6.5% interest rate for five years and is currently leasing it to an existing JB’s franchisee. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company’s prototype at a lower cost than the cost associated with the start of a new restaurant. Management estimates the cost of acquiring and converting a leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company’s results of operations.

On October 31, 2004, the Company continued a $1.0 million Revolving Line of Credit with M&I Marshall & Ilsley Bank (the “Revolving Line of Credit”). The Revolving Line of Credit provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum level of net worth, to limit the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. As of November 7, 2005, the Company is in compliance with these covenants. The Company increased the Revolving Line of Credit on February 1, 2005 to $2.0 million and increased the limit on annual dividends to $2.5 million with no other changes in terms or covenants. On December 13, 2005, the Company’s Board of Directors authorized the continuance of the stock repurchase program, originally approved by the board and announced in 1999, which provided for the repurchase of up to 500,000 shares of common stock.  As of December 13, 2005, the Company had not repurchased any shares under the 1999 authorization.  In addition, the Board of Directors authorized management to request modifications in the bank covenants to allow for the repurchase of up to 250,000 shares of common stock.  Management believes the bank will agree to modify the covenants. On July 1, 2005, the Company extended the Revolving Line of Credit due date from October 31, 2005 to May 31, 2006. The Company will seek to renew or replace the Revolving Line of Credit by May 2006.  There can be no assurance the Revolving Line of Credit can be refinanced on acceptable terms or at all. The Revolving Line of Credit balance was $452,000 on November 7, 2005 and $0 on December 13, 2005. As of December 13, 2005, $2,000,000 was available on the Revolving Line of Credit.

The Company believes that available cash and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Management does not believe the net working capital deficit will have any effect on the Company’s ability to operate the business and meet obligations as they come due in the next 12 months. The Company believes that it will spend less than $3 million a year on capital expenditures for the next few years. The Company believes that the combination of capital spending and an acquisition strategy that is not projected to require significant amounts of capital suggests that the Company may generate operating cash flow in excess of expected needs. In such event, the Company plans to consider the return of some capital to its stockholders through a stock repurchase program or a cash dividend or both. There can be no assurance that cash and cash flow from operations will be sufficient to satisfy the Company’s working capital and capital requirements for the next 12 months or beyond. There can be no assurance, however, that changes in the Company’s operating plans, the unavailability of a credit facility, the acceleration of the Company’s expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated.

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

Property, Buildings and Equipment

Property, equipment and real property owned and under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the following useful lives:

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

The Company utilizes a two-part impairment test. First, the fair value of the reporting unit is compared to its carrying value (including goodwill). If the carrying value is greater than the fair value, the second step is performed in which the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill. If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, and governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit. The Company also takes into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing a reporting unit in the Company’s impairment test. The Company recorded an impairment expense of $1,230,000 during the fiscal year ended January 31, 2005.

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

Insurance Programs

The Company established a self-insured retention in 2003 for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance retention accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $35,000 and $31,000 for the 40-week periods ended November 7, 2005 and November 1, 2004, respectively.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$6,424	$630	$1,400	$2,203	$2,191
Operating leases	11,065	2,514	4,139	3,749	663
Capital leases	2,367	306	626	1,197	238
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$19,856	$3,450	$6,165	$7,149	$3,092

New Accounting Pronouncements

The Company uses the method of accounting for employee stock options allowed under APB Opinion 25 and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No.123”), which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. In 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.  Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to potentially have a significant adverse impact on our consolidated statements of operations and net income per share starting in fiscal 2007.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $2.0 million Revolving Line of Credit, of which $452,000 was outstanding as of November 7, 2005 and $0 on December 13, 2005, respectively. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 4.7% in fiscal 2006). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and its principal accounting officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in the rules under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective and sufficient to ensure that the Company records, processes, summarizes and reports information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Act within the time period specified by the Securities and Exchange Commission’s rules and forms. Even an effective internal control system, no matter how well developed has inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to the reliability of our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

The Company’s chief executive officer and its principal accounting officer, in the course of evaluating the Company’s disclosure controls and procedures, did not identify any change in the Company’s internal control over financial reporting (as defined in the rules under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter covered by this report on Form 10-Q or since that date that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

On March 2, 2004, the Company filed an action against North’s Restaurants, Inc. (“North’s”) in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North’s for failure to repay obligations under a promissory note delivered to the Company in connection with the resolution of prior litigation between the parties in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the promissory note. A motion for summary judgment in favor of the Company was granted in January 2005.  In October 2005, the District Court entered a judgment for damages of $3,059,905 plus interest at the default rate and attorney’s fees of $15,980. Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North’s since August 2003. Since October 2004, the business of North’s has been operated under a receivership. During the first forty weeks of fiscal 2006, North’s made six payments of approximately $9,300 each. The Company’s note, together with the obligation to another significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company believes current and future cash flows are adequate for recovery of the principal amount of the note receivable. The Company therefore has not provided an allowance for bad debts for the note as of November 7, 2005.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are attached to this report:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated December 16, 2005.

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

(b)                                 Current Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended November 7, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES

December 16, 2005	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

December 16, 2005	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,

Treasurer, Secretary and

Principal Accounting Officer