Form 10-K
period 2006-01-30
STAR BUFFET INC
filed 2006-04-28
CIK 1043156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-6054

STAR BUFFET, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1430786
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1312 N. Scottsdale Rd. Scottsdale, Arizona	85257
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (480) 425-0397

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class):
Common Stock
$.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

At August 15, 2005, the last business day of the registrant’s second fiscal quarter, there were outstanding 3,003,425 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by nonaffiliates of the registrant (1,179,530 shares) based on the last reported sale price of the common stock as reported on the Nasdaq Small Cap Market on August 15, 2005, ($8.38 per share) was $9,884,461. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock was 3,104,175 shares as of April 18, 2006.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after January 30, 2006, are incorporated by reference into Part III of this Form 10-K.

The Exhibit Index is contained in Part IV herein on Page E-1.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 30, 2006

i

Cautionary Statements Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. All these forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” under Item 1A and elsewhere. You should review and consider the various disclosures made by the Company in this report, and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect the Company’s future results.

PART I

Item 1.                        Business

Overview

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is engaged in the restaurant industry. As of January 30, 2006, the Company owned and operated 14 franchised HomeTown Buffet restaurants, six JB’s Restaurants, five BuddyFreddys restaurants, two JJ North’s Country Buffet restaurants, two Holiday House restaurants and one Mexican-themed restaurant operated under the Casa Bonita name. The Company also had four restaurants currently closed for remodeling and repositioning, three restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company’s restaurants are located in nine western states and Florida. The Company purchased a restaurant facility in Rexburg, Idaho in September 2005, which it does not operate, but leases to a JB’s franchisee.

Recent Developments

On April 21, 2006, the Company announced in a press release that it has entered into a Strategic Alliance with Western Sizzlin Corporation. In accordance with the terms of this agreement, Star Buffet, Inc. plans to convert certain of its existing restaurants to the Western Sizzlin brand; test a newly developed Western Sizzlin buffet prototype; and seek to acquire selected Western Sizzlin franchised restaurants. Additionally, as an important element of the Strategic Alliance, Star Buffet, Inc. and Western Sizzlin will explore a number of identified opportunities to reduce operating and administrative expenses.

On March 16, 2006, the Company sold it’s JB’S restaurant property in Laramie, Wyoming for $780,000 and paid off the real estate mortgage of approximately $622,000.

On February 28, 2006, the Company announced in a press release that it has completed the acquisition of K-BOB’S Steakhouse in Dumas, Texas. The Company purchased the equipment, the building and the land for approximately $700,000.

On February 24, 2006, the Board of Directors approved the Company’s third annual dividend of $0.60 per common share, an increase of $0.10 per share from the prior year, and a special dividend of $0.25 per common share. Both are payable on June 7, 2006 to shareholders of record on May 11, 2006.

On February 1, 2006, the Company announced in a press release that it has completed the acquisition of three restaurants from K-BOB’S USA, Inc. The restaurants, located in Tucumcari, New Mexico and Beeville and Lamesa, Texas, were acquired in accordance with certain provisions of a strategic alliance entered into between the Company and K-BOB’S on February 1, 2005. The Company purchased the equipment and leasehold improvements for approximately $1,285,500. The purchase reduced the Company’s K-BOB’S USA, Inc. note receivable to $214,500.

On January 4, 2006, the Company announced that it had received necessary approval from its lender to commence with a buyback program to purchase up to 250,000 common shares. Star Buffet’s Board of Directors originally authorized the repurchase of up to 500,000 in 1999, but covenants in effect in the loan agreements restricted the Company’s ability to implement the program. Under the current agreement with its lender, Star Buffet may purchase shares on the open market, or through negotiated transactions, from time-to-time through May 31, 2006, unless otherwise extended. The timing and amount of shares purchased will be based on prevailing market conditions and other factors. As of April 18, 2006, the Company had 3,104,175 common shares outstanding.

Business

The Company’s objective is to become a leading operator of regional buffet restaurant brands through the acquisition of established regional concepts and subsequent development of additional restaurants within existing or new markets. The Company believes that certain uniformly applied business practices can be used successfully to improve the financial performance of its past and future acquisitions. Key elements of the Company’s business practices are as follows:

Customer Focus.   The Company believes that its ability to deliver high quality food to customers with superior service in clean and friendly environments has been central to its success at improving customer perceptions and sales at its buffet restaurants. Management’s focus includes the following key elements:

•       High Quality Food.   The Company seeks to differentiate itself by providing higher quality and better tasting food than its competitors. In addition, each brand maintains its own unique recipes that cater to regional taste profiles of its customers. Management limits the number of items prepared each day and frequently rotates selected specialty items to maintain customer interest while ensuring that the Company’s signature items are offered at the highest possible quality.

•       Superior Service.   The Company provides a level of customer service which it believes has helped it establish a higher level of customer satisfaction than its competitors. Restaurant managers are encouraged to visit each customer’s table during meal periods to ensure guest satisfaction. To help assure superior service levels, the Company utilizes a number of methods to monitor guest satisfaction, including an independent mystery shopper survey and a formalized customer comment card program.

•       Clean and Friendly Environment.   The Company strives to offer a pleasant, customer friendly environment at its restaurants by providing attractive, updated restaurant decors and by emphasizing cleanliness in all areas of its operations.

Management Practices.   The Company’s management team utilizes a series of uniform management practices to operate the acquired restaurants. The key elements of these management practices are:

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

•       Cost Control.   The Company has been able to maintain a lean corporate management structure by expanding the number of restaurants supervised by field managers, having corporate personnel oversee multiple administrative functions and appropriate outsourcing of certain functions when cost effective. The Company’s corporate infrastructure provides purchasing, information systems, finance, accounting and payroll so that restaurant managers can focus on restaurant operations and guest satisfaction.

Brand Management.   The Company’s strategy is to separately manage each of its restaurant brands to create a unique presence in the marketplace. Although each subsidiary and its brands are positioned somewhat differently in the market, the Company utilizes many of the same marketing techniques such as local store marketing, radio advertising and promotional mailers to increase customer awareness and loyalty.

Segment and Related Reporting

The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurant Division. The Company’s reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The North’s Star segment includes three JJ North’s Country Buffet restaurants and one North’s Star Buffet restaurant, of which one JJ North’s Country Buffet and one North’s Star Buffet are non-operating units. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffet Division also includes four non-operating units. The Summit Restaurants Division includes the Company’s eight JB’s Restaurants, which includes two non-operating JB’s Restaurants. The non-operating unit in Laramie, Wyoming was sold in March 2006. The Summit Restaurants Division also includes the Casa Bonita restaurant in Denver, Colorado. Results for fiscal 2006 also include 34 weeks of operations for one Casa Bonita restaurant and 10 weeks of operations for one JB’s Restaurant. (See Item 15, Financial Statements, Note 8.)

Growth Strategy

The Company’s objective is to become a leading operator of regional buffet restaurant brands through (1) acquisitions of existing buffet restaurant chains which management believes can benefit from the Company’s management practices, (2) the acquisitions of existing restaurant properties that can be converted to buffet brands operated or under development by the Company and (3) minority investments in or strategic alliances with other restaurant chains. The Company’s growth strategy is designed to capitalize on the opportunities management perceives in the fragmented buffet segment of the restaurant industry.

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

Restaurant Concepts

HomeTown Buffet Restaurants

General.   The Company, through its subsidiary HTB Restaurants, Inc. (“HTB”), has a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets, Inc., under which HTB operates 14 HomeTown Buffet restaurants in Arizona (8), Colorado (1), New Mexico (2), Utah (2) and Wyoming (1).

HTB entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee paid to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of all the Company’s HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor’s requirements. The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals, Recipe Manuals and Menus and HTB is to use its best efforts to achieve the highest practicable level of sales and promptly make royalty payments. The franchise agreement restricts the Company from operating restaurants within a geographic radius of the franchisor’s restaurants.

The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

Concept and Menu.   HomeTown Buffet restaurants are located both in shopping “strip centers” and as freestanding restaurants. HTB’s typical restaurant format is approximately 10,200 square feet with seating for approximately 375 customers. The restaurant design is based upon standardized construction plans, with modifications made for each particular site. The restaurants offer fixed price lunch, dinner and breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. The average check price is approximately $6.73 per person. The restaurants offer reduced prices to children under age 12 and to senior citizens.

Operations.   The HomeTown Buffet restaurants are supervised directly by a vice president of operations, who reports to the Company’s President. Each HomeTown Buffet restaurant has a general manager and at least three co-managers or assistant managers. Managers are required to attend formal training sessions in management and operations of the restaurant. In addition, each restaurant manager is required to comply with specific franchisor-provided guidelines to assure uniformity of operations and consistent high quality of products. The Company has a performance-based incentive program covering its general and assistant managers in addition to a competitive base salary. Our managers are compensated under a cash incentive plan based on a bonus pool calculated on unit volume. The bonus pool is based on four categories (food cost, labor cost, controllable cost and unit profit). Each bonus category has a target. The manager earns a bonus for each category if he or she meets or exceeds the target. The four possible categories are totaled and adjusted for any cash shortages. The total bonus is split among each salaried manager based on predetermined allocation. The bonus is calculated and paid for each 28-day period. We account for the plan on the accrual basis of accounting.

Individual restaurants typically employ between 40 and 80 non-management hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic.

North’s Star Division

General.   The North’s Star Division consists of three JJ North’s Country Buffet restaurants and one North’s Star Buffet restaurant. The Company’s three JJ North’s Country Buffet restaurants are located in Idaho (1), Washington (1) and Oregon (1). The JJ North’s Country Buffet restaurant, located in Boise, Idaho, is closed for remodeling and repositioning. The restaurants are approximately 6,500 to 9,000 square feet and seat approximately 210 to 320 customers. The Company’s North’s Star Buffet restaurant is located in Arizona and is closed for remodeling and repositioning.

Concept and Menu.   The JJ North’s Country Buffet restaurants offer fixed price lunch, dinner and weekend breakfast menus that entitle each customer to unlimited servings of all menu items and beverages. The average check for JJ North’s Country Buffet is approximately $7.05 per person. The restaurants offer reduced prices to children under age 12 and to senior citizens.

The JJ North’s Country Buffet restaurants seek to differentiate themselves from other buffet and cafeteria restaurants by the quality and variety of their food offerings. The restaurants feature a “scatter bar” buffet system with separate food islands in an “all-you-can-eat” format. Menus emphasize traditional American “home cooking” and include soups, salads, entrees, vegetables, non-alcoholic beverages and desserts. Customers can choose from multiple entree choices, including fried and baked chicken and fish, roast beef, turkey and ham. Additional entrees, such as lasagna, barbecued ribs and other regional or seasonal dishes, are featured on particular days of the week. In addition to entrees, each meal period includes freshly-prepared soups, assorted vegetable and potato dishes, hot bread and an extensive salad bar. Dessert selections include pudding, assorted cobblers, cakes, cookies and soft-serve frozen dairy desserts with various sundae toppings.

Operations.   The two operating JJ North’s Country Buffet restaurants are supervised by the President of the Company. Each JJ North’s restaurant has a general manager and at least two assistant managers. Each restaurant employs between 25 and 50 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic. The Company has a performance-based incentive program covering its general and assistant managers in addition to a competitive base salary. Our managers are compensated under a cash incentive plan based on a bonus pool calculated on unit volume. The bonus pool is based on four categories (food cost, labor cost, controllable cost and unit profit). Each bonus category has a target. The manager earns a bonus for each category if he or she meets or exceeds the target. The four possible categories are totaled and adjusted for any cash shortages. The total bonus is split among each salaried manager based on predetermined allocation. The bonus is calculated and paid for each 28-day period. We account for the plan on the accrual basis of accounting.

Florida Buffets Division

General.   The Company, through several transactions, has acquired 11 properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (7), BuddyFreddys (2) and

Holiday House (2). Four of the seven BuddyFreddys Country Buffet restaurants have been closed for repositioning. Two of these closed restaurants have been leased to third-party operators and the net assets of one closed restaurant are classified as property held for sale. BuddyFreddys restaurants average approximately 10,000 square feet with seating for approximately 350 guests. Holiday House restaurants average approximately 5,500 square feet with seating for approximately 170 guests.

Concept and Menu.   The BuddyFreddys Country Buffet restaurants offer a buffet menu specializing in local dishes and southern-style cooking. Each location also offers a small gift shop selling a variety of BuddyFreddys apparel, snacks and specialty merchandise. The two BuddyFreddys differ from BuddyFreddys Country Buffets in that they offer a full a la carte menu in addition to the “all-you-can-eat” buffet. The two Holiday House restaurants also operate in a buffet format and specialize in offering the customer a wide variety of meat entrees including ham, roast beef, turkey and its signature leg of lamb. The average check price for BuddyFreddys and Holiday House is approximately $7.61 per person.

Operations.   The Florida restaurants are supervised by a vice president of operations who reports directly to the Company’s President. Each Florida operating restaurant has a general manager and at least two assistant managers. Each restaurant employs between 25 and 60 hourly employees, made up of a mix of part-time and full-time workers, depending on restaurant size and traffic. The Company has a performance-based incentive program covering its general and assistant managers in addition to a competitive base salary. Our managers are compensated under a cash incentive plan based on a bonus pool calculated on unit volume. The bonus pool is based on four categories (food cost, labor cost, controllable cost and unit profit). Each bonus category has a target. The manager earns a bonus for each category if he or she meets or exceeds the target. The four possible categories are totaled and adjusted for any cash shortages. The total bonus is split among each salaried manager based on predetermined allocation. The bonus is calculated and paid for each 28-day period. We account for the plan on the accrual basis of accounting.

Summit Restaurants Division

General.   The Company, through its subsidiary Summit Family Restaurants, Inc., (“Summit”), operates eight JB’s Restaurants in Arizona (1), Montana (2), Utah (4) and Wyoming (1) and one Casa Bonita restaurant located in Denver, Colorado. On January 31, 2006 Summit acquired three K-BOB’S Restaurant operations, two in Texas and one in Tucumcari, New Mexico. Subsequently on February 28, 2006 Summit acquired a fourth K-BOB’S Restaurant operation in Dumas, Texas. Two of the eight JB’s restaurants were closed for repositioning, at the end of fiscal 2006, with one of the two being leased to a third-party operator. The other closed restaurant located in Laramie, Wyoming, was sold on March 16, 2006. In addition to the above, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho. The JB’s restaurants are approximately 4,300 to 5,600 square feet in size and seat approximately 110 to 180 customers. The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 4,000 customers. K-BOB’S Restaurants are approximately 4,800 square feet with seating capacity for 155 customers.

In connection with the acquisition of certain JB’s Restaurants in 1998 from JB’s Family Restaurants, Inc., a subsidiary of CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location requiring among other items, the payment of royalty fees. After the acquisition of certain JB’s Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB’s Restaurants the Company operates. In February 2000, the Company elected not to renew these franchise agreements. The Company entered into a License Agreement with the JB’s Licensor for each JB’s Restaurant in November 2002. The license agreement is being amortized as an intangible asset and allows the Company to use the JB’s trademarks through August 31, 2012 with an option for an additional ten years. The Company acquired the JB’s license agreement in November 2002 for $773,000. Amortization expenses for fiscal 2006, 2005 and 2004 were $78,000 each year.

During the fiscal year ending January 30, 2006 the Company provided management and support services to K-BOB’S USA, Inc, for six K-BOB’S Restaurant operations through a strategic alliance agreement entered into between the companies on February 1, 2005. Three of the operations included in that strategic alliance agreement are those acquired January 31, 2006, and a fourth was acquired February 28, 2006. The Company continues to provide services to K-BOB’S USA, Inc. for the remaining two units. The agreement expires in December 2006. The charge for services is one and a half percent of revenues.

Concept and Menu:   All Summit operations combine a mixture of buffet and cooked to order entries served by a wait staff.

JB’s Restaurants offer a variety of breakfast, lunch and dinner selections at moderate prices. The breakfast menu features an “all-you-can-eat” breakfast buffet along with other traditional breakfast fare. The lunch and dinner menus have a variety of sandwiches as well as steak, chicken, pasta and seafood entrees. All JB’s Restaurants offer an “all-you-can-eat” soup and salad bar during lunch and dinner. With the exception of the breakfast buffet and the “all-you-can-eat” soup and salad bar, all entries are cooked to order and are served by a wait staff. The average check is approximately $6.68 per person.

The Casa Bonita restaurant is designed to recreate the atmosphere of a Mexican village at night featuring daily entertainment including strolling mariachis, authentic Mexican dancer, magicians, games and cliff divers. The restaurant’s entertainment, combined with high quality, authentic Mexican food, is designed to attract a diverse customer base, including tourists and local customers. In addition to the typical Mexican menu offerings, Casa Bonita features “all-you-can-eat” dinners providing customers with unlimited servings of selected menu items. Advertising and promotional programs for the restaurant are designed to focus on three primary target audiences: (1) local customers, (2) tourists and (3) groups and parties. Marketing covers a broad regional territory to attract tourists with advertisements in tourist and special event guides and otherwise promoting Casa Bonita as a major destination attraction. The restaurant has large dining areas and private rooms, which are promoted as an ideal setting for banquets, private parties and other group events. The average check is approximately $12.64 per person.

K-BOB’S Restaurants feature a steak house atmosphere combined with full menus and ‘all-you-can-eat” features for breakfast, lunch and dinner. Locations near major interstate highways and in conjunction with non-affiliated motel facilities target a traveler customer base as well as local customers. Each operation has the capacity for private party rooms in addition to open restaurant seating. The average check is approximately $9.89 per person.

Operations:   An on-site vice president or general manager of operations who reports directly to the Company’s President supervises each Summit Restaurant. Each restaurant has at least one assistant manager as well as additional service/kitchen managers depending on location size. JB’s operations employ between 25 and 50 hourly employees, Casa Bonita employs anywhere from 150 to 270 hourly personnel and K-BOB’S operations average approximately 30 hourly employees all of which are made up of a mix of part-time and full-time workers depending on restaurant size and traffic characteristics. The Company has a performance-based incentive program covering its management staff in addition to a competitive base salary. Managers are compensated under as cash incentive plan based on a bonus pool calculated on unit volume. The bonus pool is based on four categories: food costs, labor costs, controllable cost and unit profit. Each bonus category has a target. Managers earn bonuses for each category depending on meeting or exceeding those specific targets. The four possible categories are totaled and adjusted for any cash shortages. That total bonus is split among each salaried manager at individual locations based on a predetermined allocation. Bonuses are calculated and paid for each 28-day period. The bonus plan is accounted for on an accrual basis.

Licenses, Trademarks and Service Marks

The Company owns the trademarks and service marks for Casa Bonita, BuddyFreddys and Holiday House and has a license agreement with CKE Restaurants, Inc. for use of the “Star” name and design. The Company has an agreement with North’s Restaurants, Inc. for a permanent, royalty-free, transferable license to use the intangible property of JJ North’s. The Company utilizes the HomeTown Buffet mark pursuant to various franchise agreements. The Company has a transferable license agreement to use the JB’s trademark through August 31, 2012 with an option for an additional ten years.

Competition

The Company competes on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience. The Company’s competitors include a large and diverse group of restaurant chains and individually owned restaurants, including chains and individually owned restaurants that use a buffet format. The number of buffet restaurants with operations generally similar to the Company’s has grown considerably in the last several years and the Company believes competition among buffet-style restaurants is increasing. As the Company and its principal competitors expand operations in various geographic areas, competition, including competition among buffet-style restaurants, can be expected to intensify. Such intensified competition could increase the Company’s operating costs or adversely affect its revenues or operating margins. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company. In addition, the restaurant industry has few noneconomic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The Company’s significant investment in, and long term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations.

Seasonality

The Company’s business is moderately seasonal in nature based on locations in the northern and southern states. For the majority of the Company’s restaurants, the highest volume periods are in the first and second fiscal quarters and lowest volume periods typically occur during the third and fourth fiscal quarters.

Employees

As of April 18, 2006, the Company employed approximately 1,565 persons, of whom approximately 1,475 were restaurant employees, and approximately 90 were restaurant management, supervisory and corporate personnel. Restaurant employees include both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Robert E. Wheaton	54	Chief Executive Officer, President and Chairman
Ronald E. Dowdy	49	Group Controller, Treasurer and Secretary
Thomas G. Schadt	64	Director
Phillip “Buddy” Johnson	54	Director
Craig B. Wheaton	48	Director
B. Thomas M. Smith, Jr.	71	Director
Todd S. Brown	49	Director

Robert E. Wheaton has served as the Chief Executive Officer and President and as a director of the Company since its formation in July 1997. Mr. Wheaton has been Chairman of the Board since September 1998. Mr. Wheaton served as Executive Vice President of CKE Restaurants, Inc. from January 1996 through January 1999. From April 1995 to January 1996, he served as Vice President and Chief Financial Officer of Denny’s Inc., a subsidiary of Flagstar Corporation. From 1991 to 1995, Mr. Wheaton served as President and Chief Executive Officer, and from 1989 to 1991 as Vice President and Chief Financial Officer of The Bekins Company. Mr. Wheaton is the brother of Craig B. Wheaton, a director of the Company.

Ronald E. Dowdy has served as the Group Controller since June 1998 and as Treasurer and Secretary since February 1999. Mr. Dowdy served as Controller to Holiday House Corporation for 19 years prior to joining the Company.

Thomas G. Schadt has served as a director of the Company since the completion of the Company’s initial public offering in September 1997. Mr. Schadt has been the Chief Executive Officer of a privately-held beverage distribution company, Bear Creek, L.L.C., since 1995. From 1976 to 1994, he held several positions with PepsiCo, Inc., most recently, Vice President of Food Service.

Phillip “Buddy” Johnson has served as a director of the Company since February 1999. Mr. Johnson has served as the Supervisor of Elections of Hillsborough County since March 2003. From March 2001 until March 2003, he served as the Director of the Division of Real Estate in the Florida Department of Business and Professional Regulations. Mr. Johnson served as President of the BuddyFreddys Division from April 1998 until March 2001. From 1980 until 1998, he was the founding Chairman and CEO of BuddyFreddys Enterprises. From 1991 to 1996, Mr. Johnson served as Republican floor leader in the Florida House of Representatives. Mr. Johnson also served on the executive committee of The Foundation for Florida’s Future, a non-profit corporation established in 1995 by now governor, Jeb Bush.

Craig B. Wheaton has served as a director of the Company since February 1999. Mr. Wheaton is a partner in the law firm Kilpatrick Stockton LLP. His main areas of practice include employee benefits, executive compensation and general corporate law. Mr. Wheaton received his B.A. degree, with honors, from the University of Virginia and his J.D. degree from Wake Forest University. From 1993 to 1998, Mr. Wheaton was a member of the Tax Council of the North Carolina Bar Association Section on Taxation and chair of its Employee Benefits Committee from 1995 to 1997. He is a member and former president of the Triangle Benefits Forum. He is a member of the Southern Employee Benefits Conference, the Employee Benefits Committee of the American Bar Association’s Section of Taxation, the National Pension Assistance Project’s National Lawyers Network, and the National Association of Stock Plan Professionals. Mr. Wheaton is the brother of Robert E. Wheaton, the Company’s Chairman of the Board, Chief Executive Officer and President.

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

The audit committee is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of which Todd S. Brown is the audit committee financial expert. All three members of the audit committee are “independent” as determined in accordance with the Nasdaq listing standards.

Item 1A.                Risk Factors

Our Growth Strategy Depends Upon our Ability to Acquire and Successfully Integrate Additional Restaurants Through Acquisitions.   The Company intends to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on the ability of the Company to acquire additional buffet restaurants or to convert acquired sites into buffet restaurants, within both existing and new markets. The success of the Company’s growth strategy is dependent upon numerous factors, many of which are beyond the Company’s control, including the availability of suitable acquisition opportunities, the availability of appropriate financing, and general economic conditions. The Company must compete with other restaurant operators for acquisition opportunities and with other restaurant operators, retail stores, companies and developers for desirable site locations. Many of these entities have substantially greater financial and other resources than the Company. Many of its acquired restaurants may be located in geographic markets in which the Company has limited or no operating experience. There can be no assurance that the Company will be able to identify, negotiate and consummate acquisitions of additional buffet restaurants or that acquired restaurants or converted restaurants can be operated profitably and successfully integrated into the Company’s operations.

Acquisitions involve a number of special risks that could adversely affect the Company’s business, results of operations and financial condition, including the diversion of management’s attention, the assimilation of the operations and personnel of the acquired restaurants and the potential loss of key employees. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during expansion could materially and adversely affect the Company’s business, financial condition and results of operations. There can be no assurance that any acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company’s business. Furthermore, the Company is unable to predict the likelihood of any additional acquisitions being proposed or completed in the near future.

A strategy of growth through acquisitions requires access to significant capital resources. If the Company determines to make a sizeable acquisition, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. At present, the Company has only limited availability under its credit facility which expires on May 31, 2006. There can be no assurance that this credit facility will be replaced or a new credit facility will be established to the Company for any such acquisition.

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions. In most cases, these loans are secured and include, as part of terms and conditions, the Company’s right to convert the loan into ownership of the restaurants. Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons. This financing strategy entails significant risk. Currently, the Company has three loans outstanding and one significant-sized loan is in default. However, because the Company anticipates full recovery of amounts outstanding through either repayment or conversion to ownership, historically no provision for doubtful accounts has been established. While estimates to date have been within our expectations, a change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of receivables.

From February 1998 to January 2001, the Company acquired 27 restaurants in seven states, including 15 restaurants in Florida. The Company has only acquired one new restaurant from January 2001 to January 2006. On February 1, 2005, the Company entered into a strategic alliance with the option to purchase as many as five restaurants. On January 31, 2006 and February 28, 2006, the Company purchased four K-BOB’S restaurants. In addition, on April 21, 2006, the Company announced a Strategic Alliance with Western Sizzlin Corporation. In accordance with the terms of this agreement, Star Buffet, Inc. plans to convert certain of its existing restaurants to the Western Sizzlin brand; test a newly developed Western Sizzlin buffet prototype; and seek to acquire selected Western Sizzlin franchised restaurants. Additionally, as an important element of the Strategic Alliance, Star Buffet, Inc. and Western Sizzlin will explore a number of identified opportunities to reduce operating and administrative expenses. As a result of these acquisitions, the Company is complex and diverse, and the integration of the acquisitions has presented difficult challenges for the Company requiring increased management time and resources. In order to improve profitability, the Company needs to continue successfully integrating and streamlining restaurant functions. The difficulties of such integration have been increased by the necessity of coordinating geographically separate organizations. The integration of certain operations following the acquisitions required the dedication of management resources resulting in a temporary distraction from the day-to-day business of the Company. The Company continues to reduce costs and integrate functions. The failure to continue effectively integrating the operations of the Company or improving the results of operations of the acquired restaurants could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence Upon and Restrictions Resulting from Franchisors.   The Company operates its 14 HomeTown Buffet Restaurants through its wholly-owned subsidiary, HTB Restaurants, Inc., which is a party to a Franchise Agreement with the HomeTown Franchisor for each such restaurant.

The performance of the Company’s HomeTown Buffet restaurant operations is directly related to the success of the HomeTown Buffet restaurant system, including the management and financial condition of HomeTown as well as restaurants operated by HomeTown and their other franchisees. The inability of such restaurants to compete effectively could have a material adverse effect on the Company’s operations. The success of the Company’s HomeTown Buffet restaurants depends in part on the effectiveness of the HomeTown franchisor’s marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has little or no control. For example, adverse publicity involving HomeTown restaurants operated by the franchisor or their other franchisees could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s operations with respect to its HomeTown restaurants are subject to certain restrictions imposed by policies and procedures of HomeTown currently in effect and which may from time to time, change. These restrictions limit the Company’s ability to modify the menu items and decor of its restaurants and may have the effect of limiting the Company’s ability to pursue its business plan. Furthermore, the franchise agreement with the HomeTown franchisor imposes substantial restrictions on the Company’s ability to operate certain restaurant formats and to open additional restaurants in certain geographical areas.

Dependence Upon and Restrictions Resulting from Licensors.   The Company, through its subsidiary Summit, operates six JB’s Restaurants in Arizona, Montana, Utah and Wyoming. The Company entered into a License Agreement with the JB’s Licensor for each such restaurant in November 2002. The license agreement allows the Company to use the JB’s trademarks through August 31, 2012 with an option for an additional ten years.

The performance of the Company’s JB’s Restaurant operations is directly related to the success of the JB’s Restaurant system, including the management and financial condition of the JB’s Licensor as well as the number of restaurants operated by the JB’s Licensor and their other licensees or franchisees. The inability of such restaurants to compete effectively could have a material adverse effect on the Company’s operations as well as the number of restaurants. The success of the Company’s JB’s Restaurants depends in part on the effectiveness of the JB’s Licensor’s marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has little or no control. For example, adverse publicity involving JB’s Restaurants operated by the licensor or their other licensees or franchisees could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s operations with respect to its JB’s Restaurants are subject to certain restrictions imposed by policies and procedures of JB’s currently in effect and which, from time to time, change. The licensor, JB’s Family Restaurants, Inc. filed for bankruptcy on March 20, 2002. The licensor’s bankruptcy has had no significant impact on the Company’s restaurant operations to date.

The Company’s Quarterly Results are Likely to Fluctuate.   The Company has in the past experienced, and expects to continue to experience, significant fluctuations in restaurant revenues and results of operations from quarter to quarter. In particular, the Company’s quarterly results can vary as a result of acquisitions, costs incurred to integrate newly acquired entities and seasonal patterns. A large number of the Company’s restaurants are located in areas which are susceptible to severe winter weather conditions or tropical storm patterns which may have a negative impact on customer traffic and restaurant revenues. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future seasonal and quarterly fluctuations will not have a material adverse effect on the Company’s business, results of operation and financial condition.

The Restaurant Industry is Highly Competitive.   The Company competes on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience. The Company’s competitors include a large and diverse group of restaurant chains and individually owned restaurants, including chains and individually owned restaurants that use a buffet format. The number of buffet restaurants with operations generally similar to the Company’s has grown considerably in the last several years and the Company believes competition among buffet-style restaurants is increasing. As the Company and its principal competitors expand operations in various geographic areas, competition, including competition among buffet-style restaurants, can be expected to intensify. Such intensified competition could increase the Company’s operating costs or adversely affect its revenues or operating margins. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company. In addition, the restaurant industry has few noneconomic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The Company’s significant investment in, and long term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations.

The Restaurant Industry is Complex and Volatile.   Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service businesses such as the Company’s can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. The Company’s business could be adversely affected by terrorist attacks directed toward the food supply chain or public concerns about the safety of the food supply chain. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses such as the Company’s to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. The Company’s profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor, employee benefits, including increases in hourly wage and unemployment tax rates and utility costs, increases in the number and locations of competing buffet-style restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company’s business, financial condition and results of operations in particular. Changes in economic conditions affecting the Company’s guests could reduce traffic in some or all of the Company’s restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. The success of the Company will depend in part on the ability of the Company’s management to anticipate, identify and respond to changing conditions. There can be no assurance that management will be successful in this regard.

The Company is Dependent on Its Key Personnel.   The Company believes that its success will depend in part on the services of its key executives, including Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President. The Company does not maintain key man life insurance. The loss of the services of Mr. Wheaton could have a material adverse effect upon the Company’s business, financial condition and results of operations, as there can be no assurances that a qualified replacement would be available in a timely manner if at all. The Company’s continued growth will also depend in part on its ability to attract and retain additional skilled management personnel.

The Restaurant Industry is Subject to Substantial Government Regulation.   The restaurant industry is subject to federal, state and local government regulations, including those relating to the preparation and sale of food as well as building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. The failure to obtain or retain food licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could have a material adverse effect on the Company’s business, financial condition and results of operations. Many of the Company’s employees are paid hourly rates based upon the federal and state minimum wage laws. Changes in federal, state or local requirements increasing the minimum wage may result in higher labor costs to the Company.

Effect of Certain Charter and Bylaw Provisions.   Certain provisions of the Company’s Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s Common Stock. The Company’s Certificate of Incorporation allows the Company to issue up to 1,500,000 shares of currently undesignated Preferred Stock, to determine the powers, preferences, rights, qualifications and limitations or restrictions granted to or imposed on any unissued series of that Preferred Stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The Certificate of Incorporation also eliminates the ability of stockholders to call special meetings. The Company’s Bylaws require advance notice to nominate a director or take certain other actions. Such provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, the Company has not elected to be excluded from the provisions of Section 203 of the Delaware General Corporation Law, which imposes certain limitations on transactions between a corporation and “interested” stockholders, as defined in such provisions.

Possible Volatility of Stock Price.   The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The volume of trading in the market for the Company’s common stock is limited, which may make it difficult to liquidate your investment and can increase price volatility. Due to changes in the balance of buy and sell orders and other factors, the price of the Company’s common stock can change for reasons unrelated to the performance of the business of the Company. Fluctuations in the Company’s operating results, failure of such operating results to meet the expectations of stock market analysts and investors, changes in stock market analyst recommendation regarding the Company, the success or perceived success of competitors of the Company, as well as changes in general economic or market conditions and changes in the restaurant industry may also have a significant adverse affect on the market price of the Common Stock.

Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline.   Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 18, 2006, 3,104,175 shares of common stock were outstanding and 696,000 shares were issuable upon exercise of outstanding options at exercise prices ranging from $5.00 to $12.00. The Company cannot predict the effect, if any, that sales of shares of the Company’s common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company’s common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

Control by One Principal Stockholder.   Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 48% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 48% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. Sales of a substantial number of shares of our common stock by Mr. Wheaton or other principal shareholders in the public market could substantially reduce the prevailing market price of our common stock.

Item 1B.               Unresolved Staff Comments

The Company is not an accelerated filer, a large accelerated filer, or a well known seasoned issuer and consequently is not subject to the requirements of this item 1B.

Item 2.                        Properties

The Company’s corporate headquarters are located in Scottsdale, Arizona.

The Company’s restaurants are primarily freestanding locations. As of January 30, 2006 most of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2006 to 2013 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments including periodic rent escalation terms in certain instances, and most call for additional rent based upon revenue volume. Most leases require the Company to maintain the property and pay taxes and other related expenses.

The following is a summary of the Company’s restaurant properties as of January 30, 2006:

	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Owned	3	—	1	5	4	13
Leased	11	1	3	6	4	25
Total	14	1	4	11	8	38

In addition to the above summary, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho. The Company leases the restaurant facility to a JB’s Franchisee.As of January 30, 2006, the Company’s restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	8	—	1	—	1	10
Colorado	1	1	—	—	—	2
Florida	—	—	—	11	—	11
Idaho	—	—	1	—	—	1
Montana	—	—	—	—	2	2
New Mexico	2	—	—	—	—	2
Oregon	—	—	1	—	—	1
Utah	2	—	—	—	4	6
Washington	—	—	1	—	—	1
Wyoming	1	—	—	—	1	2
Total	14	1	4	11	8	38

As of January 30, 2006, the Company’s non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	Casa Bonita	North’s Star	Florida Buffets	JB’s	Total
Arizona	—	—	1	—	—	1
Florida	—	—	—	4	—	4
Idaho	—	—	1	—	—	1
Utah	—	—	—	—	1	1
Wyoming	—	—	—	—	1	1
Total	—	—	2	4	2	8

Three of the non-operating restaurants have been leased to third-party operators, four remain closed for remodeling and repositioning and the net assets of one closed restaurant are classified as property held for sale. Subsequent to January 30, 2006, the Company sold one of the closed restaurants located in Laramie, Wyoming.

Item 3.                        Legal Proceedings

On November 25, 1998, the Company filed an action against North’s in the United States District Court, District of Utah, Case No. 2-98-CV-893, seeking damages for breach of a promissory note and an Amended and Restated Credit Agreement (collectively, the “Credit Agreements”) in the amount of $3,570,935. On December 31, 1998, North’s filed an answer to the Company’s Complaint, denying generally the allegations, and filed counterclaims against the Company. On January 26, 2001, the parties entered into a Settlement Agreement (the “Settlement Agreement”). The Company and North’s agreed to reduce the debt to a total amount of $3,500,000 and that such reduced obligation be payable by North’s pursuant to the terms of the Amended and Restated Promissory Note (“Star Buffet Promissory Note”). The Company recorded no gain or loss on the settlement as the recorded balance of the note was approximately $3.5 million at the time of the settlement. The Company and North’s agreed that the Company’s existing liens encumbering certain property of North’s remain in place and continue to secure North’s obligations to the Company, and the Company and North’s reserved all rights, claims and defenses with respect to the extent and validity of such existing liens. Since January 26, 2004 the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North’s since August 2003.

On March 2, 2004, the Company filed a second action against North’s in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North’s for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. In January 2005, the court granted the Company’s motion for summary judgment, ruling that North’s had failed to pay amounts owed to the Company. The Company obtained a judgment against North’s in the amount of $3,059,905.78, plus $15,980.45 in attorney’s fees and costs.

In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver. On October 4, 2004, the Circuit Court of the State of Oregon for the County of Jackson approved an order appointing a receiver.

Since his appointment, the receiver has remitted only approximately $56,000 in loan repayments and no payments have been made since September of 2005. Additionally, the receiver has failed to complete a planned sale of North’s restaurants and has presided over a significant deterioration in the operating results of North’s restaurants. Payments of fees to the receiver well exceeded amounts paid to the Company during this period.

As a result of the receiver’s failure to remit any meaningful principal repayments, the Company has initiated certain legal actions designed to expedite the liquidation of North’s assets and repay amounts owed to Star Buffet. First, on October 3, 2005, the Company obtained an Order in United States District Court for the District of Utah Directing Entry of Final Judgment. Next, on April 14, 2006, the Company obtained the Registration of Foreign Judgment for recognition and enforcement in the United States Court for both the District of Oregon and Northern District of California, jurisdictions where North’s operates its restaurants. Finally, on April 25, 2006, the Company noticed all relevant parties of its intent to foreclose. With these steps complete, the Company plans to promptly seek the liquidation of assets and repayment of amounts owed. The Company believes that if it can act quickly asset sales and operating cashflows will be sufficient to repay both secured creditors.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders of the Compnay during the fourth quarter of fiscal 2006.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders.   The Company’s Common Stock is listed on the NASDAQ smallcap market under the symbol “STRZ”. As of April 18, 2006, there were approximately 512 record holders of the Company’s Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

	2006		2005
Fiscal Year	High	Low	High	Low
First Quarter	$8.75	$6.19	$7.70	$5.25
Second Quarter	9.24	6.53	6.95	5.30
Third Quarter	8.47	6.80	6.50	5.41
Fourth Quarter	8.07	6.26	6.51	5.22

Dividends.   On February 24, 2006, the Board of Directors approved the Company’s third annual dividend of $0.60 per common share, an increase of $0.10 per share from the prior year, and a special dividend of $0.25 per common share. Both are payable on June 7, 2006 to shareholders of record on May 11, 2006.

Equity Compensation Plan Information.

The following table gives information about our shares of Common Stock that may be issued under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	696,000	$10.04	1,000
Equity compensation plans not approved by security holders	—	—	—
Total	696,000	$10.04	1,000

The exercise price of the options granted and exercisable at January 30, 2006 is $5.00 for 158,000 options, $6.70 for 49,000 options and $12.00 for 489,000 options.

Item 6.                        Selected Financial Data

The following paragraphs set forth selected consolidated financial data for our Company for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ended January 30, 2006, has been derived from our consolidated financial statements, which have been audited by (1) Grant Thornton LLP, our former independent accountants, for the fiscal year ended January 28, 2002, and (2) Mayer Hoffman McCann P.C., our independent accountants, for each of the four fiscal years in the period ended January 30, 2006.

The selected and other data presented below should be read in conjunction with the “Consolidated Financial Statements”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The operating results for the 52-week period ended January 30, 2006 included 52 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, six JB’s restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), two JJ North’s Country Buffet restaurants, two Holiday House restaurants and one Casa Bonita restaurant.

In addition, operating results include 10 weeks for one JB’s restaurant closed during the fiscal year 2006. Results also include 34 weeks for one Casa Bonita restaurant closed during the fiscal year 2006. In addition to the above, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho. The Company leases the restaurant facility to a JB’s Franchisee. Eight restaurants were closed at the end of the 2006 fiscal year for repositioning. Three of the eight closed restaurants have been leased to third-property operators, four restaurants remain closed for remodeling and repositioning and another closed restaurant was reported as property held for sale. One of the four restaurants closed for remodeling and repositioning in Laramie, Wyoming was sold in March 2006.

The operating results for the 53-week period ended January 31, 2005 included 53 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, seven JB’s restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), two JJ North’s Country Buffet restaurants, two Casa Bonita restaurants, and two Holiday House restaurants. In addition, operating results include 30, 34 and 52 weeks for three JJ North’s Country Buffet restaurants closed during the fiscal year 2005. Results also include 35 and 51 weeks for two HomeTown Buffet restaurants. Results for 2005 also include 34 weeks of operations for one North’s Star Buffet restaurant and 39 weeks of operations for one JB’s Restaurant. Eight restaurants were closed at the end of the 2005 fiscal year for repositioning. Four of the eight closed restaurants have been leased to third-property operators, three restaurants remained closed for remodeling and repositioning and one closed restaurant is property held for sale.

The operating results for the 52-week period ended January 26, 2004 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, eight JB’s restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), five JJ North’s Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North’s Star Buffet restaurant. In addition, operating results include 19 and 2 weeks for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2004. Results also include 12 weeks of operations for one JJ North’s Country Buffet restaurant and 5 weeks of operations for one JB’s Restaurant. Five restaurants were closed at the end of the 2004 fiscal year for repositioning. Three of the five closed restaurants were leased to third-property operators and one closed restaurant was property held for sale. Additionally, another property was sold during fiscal 2004.

The operating results for the 52-week period ended January 27, 2003 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, nine JB’s restaurants, seven BuddyFreddys restaurants (five of the seven BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), six JJ North’s Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North’s Star Buffet restaurant. In addition, operating results include 23 and 9 weeks for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2003. Results also include 19 weeks of operations for one JJ North’s Country Buffet restaurant and 30 weeks of operations for one JJ North’s Family Restaurant opened July 2002. Seven restaurants were closed at the end of the 2003 fiscal year for repositioning. Two of the seven closed restaurants were leased and the property of another one was under contract to be sold and was reported as property held for sale. During the first quarter of fiscal 2004, three restaurants were closed that resulted in an impairment of leasehold improvements of $188,000 included in the fourth quarter of 2003.

The operating results for the 52-week period ended January 28, 2002 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, ten JB’s restaurants, nine BuddyFreddys restaurants, seven of which are BuddyFreddys Country Buffet restaurants, six JJ North’s Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North’s Star Buffet restaurant. In addition, the results include 36, 35, 24, 19 and 3 weeks respectively for five BuddyFreddys Country Buffet restaurants. Results also include 30 weeks of operations for one JJ North’s Country Buffet restaurant which reopened in July 2001. Four restaurants were closed at the end of the 2002 fiscal year for remodeling and repositioning. The fiscal year 2002 included impairment charges for a restaurant closed in the first quarter of 2003.

SELECTED FINANCIAL DATA
(In thousands except per share amounts and restaurant unit data)

	Fifty-Two	Fifty-Three	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended
	Jan. 30, 2006	Jan. 31, 2005	Jan. 26, 2004	Jan. 27, 2003	Jan. 28, 2002
			(As Restated)
Consolidated Statements of Operations Data:
Total revenues	$56,305	$64,856	$68,090	$74,798	$83,218
Costs and expenses
Food costs	19,429	22,336	23,275	25,867	27,020
Labor costs	18,260	21,712	23,015	25,695	28,291
Occupancy and other expenses	11,763	12,963	14,042	15,960	17,391
General and administrative expenses	2,179	2,694	2,433	3,739	3,552
Depreciation and amortization	2,120	2,440	2,670	3,485	3,804
Impairment of long-lived assets	369	2,838	1,083	1,831	806
Total costs and expenses	54,120	64,983	66,518	76,577	80,864
Income (loss) from operations	2,185	(127)	1,572	(1,779)	2,354
Interest expense	(648)	(640)	(569)	(614)	(935)
Reversal of litigation accrual	—	—	400	—	—
Other income, net	680	427	319	272	289
Income (loss) before income taxes (benefit)	2,217	(340)	1,722	(2,121)	1,708
Income taxes (benefit)	420	(168)	609	(815)	245
Income (loss) before cumulative effect of a change in accounting principle	1797	(172)	1,113	(1,306)	1,463
Cumulative effect of a change in accounting principle—net of tax benefit	—	—	—	(560)	—
Net income (loss)	$1797	$(172)	$1,113	$(1,866)	$1,463
Income (loss) per common share before cumulative effect of a change in accounting principle—basic	$0.60	$(0.06)	$0.38	$(0.44)	$0.50
Income (loss) per common share before cumulative effect of a change in accounting principle—diluted	$0.56	$(0.06)	$0.38	$(0.44)	$0.50
Cumulative effect of a change in accounting principle—net of tax benefit	—	—	—	(0.19)	—
Net income (loss) per common share—basic	$0.60	$(0.06)	$0.38	$(0.63)	$0.50
Net income (loss) per common share—diluted	$0.56	$(0.06)	$0.38	$(0.63)	$0.50
Weighted average shares outstanding—basic	2,990	2,950	2,950	2,950	2,950
Weighted average shares outstanding—diluted	3,209	2,950	2,950	2,950	2,950
Balance sheet data:
Total assets	$34,824	$34,880	$35,954	$39,446	$44,098
Total debt and capital lease obligations including current portion	7,815	8,207	7,967	9,134	13,036
Stockholders’ equity	$20,284	$19,775	$20,790	$19,677	$21,535
Other data:
Operating units(1)
HomeTown Buffet	14	14	16	16	16
Casa Bonita	1	2	2	2	2
North’s Star	2	2	6	7	8
Florida Buffets	7	7	7	9	11
JB’s Restaurants	6	7	8	10	10
Non-Operating	8	8	5	7	4
Total	38	40	44	51	51

(1)             At the end of the respective periods.

Supplemental Quarterly Financial Data (Unaudited).   Quarterly financial results for the 52 weeks ended January 30, 2006, and the 53 weeks ended January 31, 2005 are summarized below.

	For the 52 Weeks Ended January 30, 2006
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$18,869	$13,788	$11,493	$12,155	$56,305
Income (loss) from operations	1,424	860	(160)	61	2,185
Income (loss) before income taxes	1,338	1,050	(156)	(15)	2,217
Income taxes (benefit)	462	342	(54)	(330)	420
Net income (loss)	$876	$708	$(102)	$315	$1797
Earnings (loss) per share:
Basic	$0.30	$0.24	$(0.03)	$0.10	$0.60
Diluted	$0.27	$0.22	$(0.03)	$0.10	$0.56

	For the 53 Weeks Ended January 31, 2005
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$21,551	$15,539	$13,269	$14,496	$64,856
Income (loss) from operations	1,043	853	(147)	(1,876)	(127)
Income (loss) before income taxes	940	780	(247)	(1,813)	(340)
Income taxes (benefit)	329	267	(82)	(682)	(168)
Net income (loss)	$611	$513	$(165)	$(1,131)	$(172)
Earnings (loss) per share:
Basic	$0.21	$0.17	$(0.06)	$(0.38)	$(0.06)
Diluted	$0.20	$0.16	$(0.06)	$(0.38)	$(0.06)

(In thousands except per share data)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week period ended January 30, 2006 and for the 53-week period ended January 31, 2005 and the 52-week period ended January 26, 2004 are based on the composition of restaurant operations as discussed in Item 6—Selected Financial Data.

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is engaged in the restaurant industry. As of January 30, 2006, the Company owned and operated 14 franchised HomeTown Buffet restaurants, six JB’s Restaurants, five BuddyFreddys restaurants, two JJ North’s Country Buffet restaurants, two Holiday House restaurants and one Mexican-themed restaurants operated under the Casa Bonita name. The Company also had four restaurants currently closed for remodeling and repositioning, three restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company’s restaurants are located in nine western states and Florida.

The Company’s sales were $56.3 million in fiscal 2006, a 13.3 percent decrease from $64.9 million in fiscal 2005. On a 52-week basis, after adjusting for the $1.1 million of sales contributed by the additional 53rd week in fiscal 2005, total sales would have been $63.8 million for fiscal 2005, resulting in a 11.0 percent decrease in fiscal 2006 compared to fiscal 2005. Sales lost from closed stores represented approximately $5.5 million of the decrease in fiscal 2006. Same store sales decreased approximately 3.4 percent as adjusted for 52-weeks in both years. The net income for fiscal 2006 was $1,797,000 ($0.56 per diluted share) compared with net loss for fiscal 2005 of $172,000 ($0.06 per diluted share). Fiscal 2006 was impacted by non-cash charges of $369,000 for impairment of long-lived assets compared to $2.8 million of non-cash charges for impairment of long-lived assets in fiscal 2005.

The implementation of the Company’s acquisition and strategic alliance strategies, and the costs associated with integrating new, under performing or unprofitable restaurants, acquired or otherwise operated by the Company may affect the comparability of future periods and have a material adverse effect on the Company’s results of operations.

We conduct business in the buffet segment of the restaurant industry and the operating performance of our restaurants is directly and heavily influenced by the overall state of the national and local economies where our restaurants are located. When overall economic conditions negatively impact the financial performance of an individual restaurant, we periodically consider all the factors influencing that restaurant, such as operational efficiencies, local demographic changes, local construction activity, competition and other related factors. We then assess the possibility of whether we can improve both the short-term and long-term financial results, at least to a level sufficient to recover our investment in the leasehold improvements and equipment assets. There have been and likely will continue to be situations where we will make the decision that an asset is impaired and a write-down is required.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the fifty-two weeks ended January 30, 2006 (“fiscal 2006”), and for the fifty-three weeks ended January 31, 2005 (“fiscal 2005”) and the fifty-two weeks ended January 26, 2004 (“fiscal 2004”).

	Fifty-Two Weeks	Fifty-Three Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	January 30, 2006	January 31, 2005	January 26, 2004
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Food costs	34.5	34.4	34.2
Labor costs	32.4	33.5	33.8
Occupancy and other expenses	20.9	20.0	20.6
General and administrative expenses	3.9	4.1	3.6
Depreciation and amortization	3.8	3.8	3.9
Impairment of long-lived assets	0.7	4.4	1.6
Total costs and expenses	96.1	100.2	97.7
Income (loss) from operations	3.9	(0.2)	2.3
Interest expense	(1.2)	(1.0)	(0.8)
Reversal of litigation accrual	—	—	0.6
Other income, net	1.2	0.7	0.5
Income (loss) before income taxes (benefit)	3.9	(0.5)	2.6
Income taxes (benefit)	0.7	(0.2)	0.9
Net income (loss)	3.2%	(0.3)%	1.7%

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

52 Weeks Ended January 30, 2006	HomeTown Buffet(1)	North’s Star(2)	Florida Buffets(3)	Summit Restaurants(4)	Other	Total
	(Dollars in Thousands)
Revenues	$28,210	$2,267	$10,841	$14,987	$—	$56,305
Food cost	10,455	927	3,919	4,128		19,429
Labor cost	8,572	812	3,597	5,279		18,260
Interest income	—	—	—	—	361	361
Interest expense	(181)	—	—	—	(467)	(648)
Depreciation & amortization	996	86	588	383	67	2,120
Impairment of long-lived assets	18	74	202	75	—	369
Income (loss) before income taxes	1,441	(328)	429	2,230	(1,555)	2,217

53 Weeks Ended January 31, 2005	HomeTown Buffet(1)	North’s Star(2)	Florida Buffets(3)	Summit Restaurants(4)	Other	Total
Revenues	$32,282	$4,290	$10,785	$17,499	$—	$64,856
Food cost	11,752	1,828	3,892	4,864	—	22,336
Labor cost	10,117	1,684	3,644	6,267	—	21,712
Interest income	—	—	—	—	5	5
Interest expense	(192)	—	—	—	(448)	(640)
Depreciation & amortization	1,084	210	625	457	64	2,440
Impairment of long-lived assets	798	1,040	754	246	—	2,838
Income (loss) before income taxes	1,142	(1,667)	(24)	2,411	(2,202)	(340)

(1)          The same store sales declined this year in the Hometown Buffet Division by $2.6 million and labor improved by one percent. Impairment of long-lived assets was $780,000 lower in fiscal 2006 as compared to fiscal 2005.

(2)          The same store sales in the North’s Star Division declined by $117,000. Elimination of under performing stores resulted in an improvement in food and labor costs as a percentage of sales in fiscal 2006. Impairment of long-lived assets was $966,000 lower in fiscal 2006 as compared to fiscal 2005.

(3)          Same store sales increased in the Florida Buffet Division by $56,000 and labor improved over the prior year by 47,000. Impairment of long-lived assets was $552,000 lower in fiscal 2006 as compared to fiscal 2005.

(4)          Same store sales for Summit Restaurants decreased slightly in JB’s Restaurants and Casa Bonita Denver in the current year as compared to the prior year. The Summit Restaurants Division had improvements in both food and labor costs in fiscal 2006 as a percentage of sales. Impairment of long-lived assets was $171,000 lower in fiscal 2006 as compared to fiscal 2005.

Comparison of Fiscal 2006 to Fiscal 2005

Total revenues decreased $8.6 million or 13.3% from $64.9 million in fiscal 2005 to $56.3 million in fiscal 2006. On a 52-week basis, after adjusting for the $1.1 million of sales contributed by the additional 53rd week in fiscal 2005, total sales would have been $63.8 million for fiscal 2005. There was an 11.0% decrease in 2006 from 2005 on this basis. Sales lost from closed stores represented approximately $5.5 million of the decrease. Same store sales decreased approximately 3.4% adjusted for 52-weeks in both years.

Food costs as a percent of total revenues increased from 34.4% in fiscal 2005 to 34.5% in fiscal 2006. The increase as a percentage of total revenues was primarily attributable to lower same store sales.

Labor costs as a percent of total revenues decreased from 33.5% in fiscal 2005 to 32.4% in fiscal 2006. The decrease as a percentage of revenue resulted from the elimination of labor inefficiencies in locations that were closed. The Company closed two stores during fiscal 2006 and closed seven stores during fiscal 2005.

Occupancy and other expenses as a percent of total revenues increased from 20.0% in fiscal 2005 to 20.9% in fiscal 2006. The increase as a percentage of revenues for the 52-week period ended January 30, 2006 was primarily attributable to decreased revenues in the stores opened during both years and expenses incurred in closing one restaurant in the third quarter of fiscal 2006. The fixed portion of occupancy costs is primarily fixed costs for property leases and related common area maintenance and property taxes. The actual costs decreased by $1.2 million in fiscal 2006 primarily attributable to not having rent and utilities in the stores that closed during the prior year.

General and administrative expenses as a percentage of total revenues decreased from 4.1% in fiscal 2005 to 3.9% in fiscal 2006 and actual costs decreased by $515,000. The decrease for the 52-week period ended January 30, 2006 was primarily attributable to lower corporate insurance costs of $354,000, lower field administrative costs of $62,000, lower royalties cost of $81,000 and lower public fees of $49,000.

Depreciation and amortization as a percent of total revenues stayed at 3.8% in fiscal 2005 and 3.8% in fiscal 2006. The no change as a percentage of revenue is primarily attributable to certain equipment and impaired assets being fully depreciated for the 52-week period ended January 30, 2006 as compared to the 53-week period ended January 31, 2005, which resulted in the same percentage of revenue since the revenues declined in the current year. Actual depreciation and amortization decreased by $320,000.

Impairment of long-lived assets decreased from 4.4% in fiscal 2005 to 0.7% in fiscal 2006. The impairment in fiscal 2006 totaled $78,000 for one store closure and the impairment of two restaurants’ leasehold improvements where projected undiscounted cash flows are less than the net book value of the assets. Fiscal 2006 also included $291,000 for impairment to equipment held for future use. The impairment in fiscal 2005 was a result of the closure of one JJ North’s Country Buffet restaurant in the third quarter, the closure of one JJ North’s Country Buffet restaurant in the fourth quarter, the closure of one HomeTown Buffet restaurant in the third quarter, the closure of one HomeTown Buffet restaurant in the fourth quarter and the impairment of four restaurants’ leasehold improvements where projected undiscounted cash flows were less than the net book value of the assets. Fiscal 2005 also included the goodwill impairment of $1,230,000 related to five restaurants.

Interest expense as a percent of total revenues increased from 1.0% in fiscal 2005 to 1.2% in fiscal 2006. The increase is primarily attributable to lower sales in fiscal 2006.

The income tax provision totaled $420,000 in fiscal 2006 as compared to an income tax benefit of $168,000 in fiscal 2005. The income tax provision in fiscal 2006 included more general business tax credits than in prior years due to Internal Revenue Service rulings on employment tax credits.

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

Impairment of long-lived assets increased from 1.6% in fiscal 2004 to 4.4% in fiscal 2005. The impairment in fiscal 2005 was a result of the closure of one JJ North’s Country Buffet restaurant in the third quarter, the closure of one JJ North’s Country Buffet restaurant in the fourth quarter, the closure of one HomeTown Buffet restaurant in the third quarter, the closure of one HomeTown Buffet restaurant in the fourth quarter and the impairment of four restaurants’ leasehold improvements where projected undiscounted cash flow is less than the net book value of the assets. Fiscal 2005 also included the goodwill impairment of $1,230,000 related to five restaurants. The impairment in fiscal 2004 was a result of the lease termination of one restaurant in Idaho and two leased restaurants where projected undiscounted cash flow was less than the net book value of assets.

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

Income taxes decreased to a benefit of 49.4% of earnings before taxes due to the loss for fiscal 2005 from 35.4% of earnings before taxes in fiscal 2004. General business credits in fiscal 2005 increased the Company’s benefit.

Liquidity and Capital Resources

The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 30, 2006, the Company had $491,000 in cash as compared to $692,000 in cash and cash equivalents at January 31, 2005. The net working capital deficit was $(4,510,000) and $(4,296,000) at January 30, 2006 and January 31, 2005, respectively. During fiscal 2006, the Company used approximately $493,000 on capital expenditures for remodels and equipment purchases, approximately $1,640,000 in loans to strategic partners and approximately $2,253,000 to pay dividends. The loans to strategic partners included $1,400,000 to K-BOB’s USA Inc. and $240,000 to Holiday House Corporation. The loan to K-BOB’s USA Inc. was reduced on 1-31-2006 by approximately $1,285,000 when the Company purchased three K-BOB’s restaurants. Long-term debt decreased by approximately $277,000 during the 52 weeks ended January 30, 2006. In addition, the Company purchased a $300,000 building in Rexburg, Idaho using seller’s financing. The Company received approximately $267,000 from the exercise of stock options and approximately $698,000 in principal and $250,000 in interest from the repayment of a debt obligation by Mr. Wheaton, the Company’s President and Chief Executive Officer.

Cash provided by operations was $3.9 million for fiscal 2006 and $3.8 million for fiscal 2005.

The Company intends to modestly expand operations through the acquisition of regional buffet chains or through the purchase of existing restaurants which would be converted to one of the Company’s existing restaurant concepts. Subsequent to year end the Company acquired four K-BOB’S restaurants and in April 2006 entered into a strategic alliance with Western Sizzlin’ Corporation to acquire certain restaurants. In many instances, management believes that existing restaurant locations can be acquired and converted to the Company’s prototype at a lower cost than to construct new restaurants. Management estimates the cost of acquiring and converting one leased property to one of the existing concepts to be approximately $150,000 to $450,000. These costs consist primarily of exterior and interior appearance modifications, new tables, chairs and food bars and the addition of certain kitchen and food service equipment. The Company has some of this equipment available from stores closed in previous periods. There can be no assurance that the Company will be able to acquire additional restaurant chains or locations or, if acquired, that these restaurants will have a positive contribution to the Company’s results of operations.

On October 31, 2004, the Company continued with a $1.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the “Revolving Line of Credit”). The Revolving Line of Credit provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. As of January 30, 2006, the Company is in compliance with these covenants. The Company increased the Revolving Line of Credit on February 1, 2005 to $2.0 million and increased the limit on to annual dividends to $2.5 million with no other changes in terms or covenants. On December 31, 2005, the Company’s Board of Directors authorized the continuance of the stock repurchase program, originally approved by the board and announced in 1999, which provided for the repurchase of up to 500,000 shares of common stock. On July 1, 2005, the Company extended the Revolving Line of Credit due date from October 31, 2005 to May 31, 2006. The Company will seek to renew or replace the Revolving Line of Credit by May 2006. There can be no assurance the Revolving Line of Credit can be refinanced on acceptable terms or at all. The Revolving Line of Credit balance was $0 on January 30, 2006 and $0 on April 18, 2006. As of April 18, 2006, $2,000,000 was available on the Revolving Line of Credit. As of April 18, 2006 the Company had not repurchased any shares under the 1999 authorization. In addition, the Board of Directors authorized management to request modifications in the bank convenants to allow for the repurchase of up to 250,000 shares of common stock. The bank agreed to this modification in January 2006.

On February 1, 2001, the Company entered into a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 30, 2006 and January 31, 2005 was $362,000 and $384,000, respectively.

On October 9, 2001, the Company entered into a $773,000 15 year first real estate mortgage with First National Bank of Wyoming. The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, requires the maintenance of certain fixed charge coverage ratios and requires a minimum shareholder ownership percentage. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company’s agreement with FleetBoston. The mortgage is secured by the Company’s JB’s Restaurant in Laramie, Wyoming. The balance at January 30, 2006 and January 31, 2005 was $623,000 and $663,000, respectively. The mortgage was paid in full on March 16, 2006 when the property was sold.

On May 2, 2002, the Company entered into a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company’s agreement with FleetBoston.

The mortgage is secured by the Company’s HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 30, 2006 and January 31, 2005 as $1,066,000 and $1,205,000, respectively.

On December 19, 2003, the Company entered into a $1,470,000 six year first real estate mortgage with Platinum Bank. The mortgage has monthly payments including interest of $12,678 through November 19, 2009 with a balloon payment of $475,000 due on December 19, 2009. The mortgage bears interest at a fixed rate of 6.25% for the first three years with interest for years four to six calculated at the three year Atlanta Federal Home Loan Bank advance rate for fixed rate credits plus 325 basis points with a floor of 6.0%. The mortgage is secured by the Company’s BuddyFreddys restaurant in Plant City, Florida and a $500,000 personal guarantee of a shareholder. The balance at January 30, 2006 and January 31, 2005 was $1,339,000 and $1,404,000, respectively.

On February 25, 2004, the Company entered into a $1,250,000 seven year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $18,396 and matures on February 25, 2011 with a fixed interest rate of 6.1%. The proceeds were used to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 30, 2006 and January 31, 2005 was $959,000 and $1,115,000.

On July 29, 2004, the Company entered into a $550,000 ten year first real estate mortgage with Heritage Bank. The mortgage has monthly payments including interest of $6,319 and matures on August 1, 2014 with a fixed interest rate of 6.75%. The mortgage is secured by the Company’s JB’s Restaurant in Great Falls, Montana. The balance at January 30, 2006 and January 31, 2005 was $490,000 and $531,000.

On October 27, 2004, the Company entered into a $1,275,000 five year first real estate mortgage with Bank of Utah. The mortgage has monthly payments including interest of $14,371 and matures on October 26, 2009 with a balloon payment of $752,000 due on October 26, 2009. The mortgage bears interest at a fixed interest rate of 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios. The proceeds were used to pay Naisco Investments, L.C., the previous lien holder and to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Layton, Utah. The balance at January 30, 2006 and January 31, 2005 was $1,154,000 and $1,251,000.

On September 16, 2005, the Company entered into a $300,000 five year mortgage with Naisbitt Investment Company. The mortgage has monthly payments including interest of $5,870 and matures on September 15, 2010. The balance at January 30, 2006 was $283,000.

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

If the Company requires additional funds to support its working capital requirements or for other purposes, it may seek to raise such additional funds through public or private equity and/or debt financing or from other sources. There can be no assurance, however, that changes in the Company’s operating plans, the unavailability of a credit facility, the acceleration of the Company’s expansion plans, lower than anticipated revenues, increased expenses or potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated. There can be no assurance that additional financing will be available on acceptable terms or at all.

Off-balance Sheet Arrangements

As of January 30, 2006, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt(1)	$6,276	$640	$1,412	$2,163	$2,061
Operating leases(2)	10,660	2,426	4,138	1,849	2,247
Capital leases(2)	2,300	309	628	609	754
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$19,236	$3,375	$6,178	$4,621	$5,062

(1)          See Note 5 to the consolidated financial statements for additional information.

(2)          See Note 6 to the consolidated financial statements for additional information.

Impact of Inflation

Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company’s operations. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies. However, management has emphasized cost controls rather than price increases given the competitive pressure within the quick-service restaurant industry.

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the Consolidated Financial Statements included herewith. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Deferred Tax Assets

Periodically, the Company records (or reduces) the valuation allowance against deferred tax assets to the amount that is more likely than not to be realized based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The Company expects to continue to record a full valuation allowance on any future tax benefits until it sustains profitable operations.

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

Impairment of Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of operations for the years ended January 30, 2006, January 31, 2005 and January 26, 2004.

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

Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. Differences in estimates and assumptions could result in actual liabilities materially different from the calculated accruals.

New Accounting Pronouncements

In October 2005, the FASB issued Staff Position No. 13-1 (“FSP 13-1”), Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. We are required to adopt FSP 13-1 in our fiscal year beginning January 31, 2006. The Company does not believe the adoption of this staff position will have a material impact on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 to the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2004 through fiscal 2006, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to potentially have a significant impact on our consolidated statements of operations and net income per share starting in fiscal 2007.

In December 2004, the FASB issued FASB 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company does not believe the adoption of FASB 151 will have a material impact on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $2.0 million Revolving Line of Credit, of which $0 remained outstanding as of January 30 and April 18, 2006. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 4.7% in fiscal 2006). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Item 8.                        Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements included at “Item 15. Exhibits and Financial Statement Schedules”

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

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

As set forth in Note 2 to the consolidated financial statements, the Company’s financial statements for the year ended January 26, 2004, contained an error in the determination of the number of share equivalents to be included in the calculation of diluted earnings. The Company believes that this was simply an error and not the result of the design of the Company’s disclosure controls and procedures. However, such controls and procedures were not effective to detect the error prior to the filing of such financial statements. The Company’s accounting staff has received additional instruction on the calculation of diluted earnings and the Company does not believe that any further steps are needed to address this matter.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, we determined that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There was no change in our internal control over financial reporting during the year ended January 30, 2006, or since that date, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect the Company’s internal control over financial reporting.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information concerning the current directors and executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

The information pertaining to compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the Company’s Proxy Statement to be used in connection with the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006.

Item 11.                 Executive Compensation

The information pertaining to executive compensation is hereby incorporated by reference to the Company’s Proxy Statement to be used in connection with the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to the Company’s Proxy Statement to be used in connection with the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006.

Item 13.                 Certain Relationships and Related Transactions

The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company’s Proxy Statement to be used in connection with the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006.

Item 14.                 Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is hereby incorporated by reference to the Company’s Proxy Statement to be used in connection with the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)   Index to Consolidated Financial Statements:

(a)(2)   Index to Financial Statement Schedules:

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3)   Exhibits:

An “Exhibit Index” has been filed as a part of this Form 10-K beginning on Page E-1 hereof and is incorporated herein by reference.

(b)      Current Reports on Form 8-K:

A Current Report on Form 8-K dated February 28, 2006 was filed to report the Company’s press release announcing that it has completed the acquisition of K-BOB’S Steakhouse in Dumas, Texas.

A Current Report on Form 8-K dated February 24, 2006 was filed to report the Company’s press release announcing that the Board of Directors, at its February 24, 2006 meeting, authorized payment of the Company’s annual dividend of $0.60 per common share and payment of a special dividend of $0.25 per common share. Both annual and special dividends are payable on June 7, 2006 to shareholders of record on May 11, 2006. The annual dividend of $0.60 per common share represents a $0.10 per share, or 20%, increase from that paid last year.

A Current Report on Form 8-K dated February 1, 2006 was filed to report the Company’s press release announcing that it has completed the acquisition of three restaurants from K-BOB’S USA, Inc. The restaurants, located in Tucumcari, New Mexico and Beeville and Lamesa, Texas, were acquired in accordance with certain provisions of a strategic alliance entered into between the Company and K-BOB’S on February 1, 2005.

A Current Report on Form 8-K dated January 4, 2006 was filed to report the Company’s press release announcing that it had received necessary approval from its lender to commence with a buyback program to purchase up to 250,000 common shares. Star Buffet’s Board of Directors originally authorized the repurchase of up to 500,000 in 1999, but covenants in effect in the loan agreements restricted the Company’s ability to implement the program. Under the current agreement with its lender, Star Buffet may purchase shares on the open market, or through negotiated transactions, from time-to-time through May 31, 2006, unless otherwise extended. The timing and amount of shares purchased will be based on prevailing market conditions and other factors. As of November 7, 2005, the Company had 3,003,425 common shares outstanding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR BUFFET, INC.
(Registrant)
April 28, 2006	By:	/s/ ROBERT E. WHEATON
Robert E. Wheaton
Chief Executive Officer and President
(principal executive officer)
April 28, 2006	By:	/s/ RONALD E. DOWDY
Ronald E. Dowdy
Group Controller, Treasurer and Secretary
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT E. WHEATON	Chief Executive Officer, President	April 28, 2006
Robert E. Wheaton	and Director
/s/ RONALD E. DOWDY	Group Controller, Treasurer	April 28, 2006
Ronald E. Dowdy	and Secretary
/s/ THOMAS G. SCHADT	Director	April 24, 2006
Thomas G. Schadt
/s/ PHILLIP “BUDDY” JOHNSON	Director	April 24, 2006
Phillip “Buddy” Johnson
/s/ CRAIG B. WHEATON	Director	April 24, 2006
Craig B. Wheaton
/s/ B. THOMAS M. SMITH, JR.	Director	April 24, 2006
B. Thomas M. Smith, Jr.
/s/ TODD S. BROWN	Director	April 24, 2006
Todd S. Brown

REPORT OF MANAGEMENT RESPONSIBILITIES

The management of Star Buffet, Inc. is responsible for the fairness and accuracy of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. The financial information throughout this report is consistent with our consolidated financial statements.

Management has established a system of internal controls that provides reasonable assurance that assets are adequately safeguarded, and transactions are recorded accurately, in all material respects, in accordance with management’s authorization. We maintain a strong audit program that independently evaluates the adequacy and effectiveness of internal controls. Our internal controls provide for appropriate separation of duties and responsibilities, and there are documented policies regarding utilization of Company assets and proper financial reporting. These formally stated and regularly communicated policies set high standards of ethical conduct for all employees.

The Audit Committee of the Board of Directors meets regularly to determine that management and independent auditors are properly discharging their duties regarding internal control and financial reporting. The independent auditors and employees have full and free access to the Audit Committee at any time.

Mayer Hoffman McCann P.C., independent registered public accountants, are retained to audit the Company’s consolidated financial statements. Their report follows.

/s/ ROBERT E. WHEATON
Robert E. Wheaton, Chairman of the Board and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

STAR BUFFET, INC.

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and subsidiaries (a Delaware Corporation) as of January 30, 2006 and January 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Buffet, Inc. and subsidiaries as of January 30, 2006 and January 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, management determined that the calculation of diluted earnings per share for the year ended January 26, 2004 contained an error. The number of shares used in the calculation was overstated. The accompanying consolidated financial statements for the year ended January 26, 2004 have been restated for this correction.

/s/ MAYER HOFFMAN MCCANN P.C.
MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
April 24, 2006

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 30, 2006	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$491,000	$692,000
Current portion of notes receivable	39,000	18,000
Receivables	297,000	420,000
Inventories	429,000	465,000
Deferred income taxes	258,000	204,000
Prepaid expenses	132,000	74,000
Total current assets	1,646,000	1,873,000
Property, buildings and equipment:
Property, buildings and equipment, net	15,358,000	16,759,000
Property and equipment leased to third parties, net	3,734,000	4,361,000
Property, buildings and equipment held for future use	3,156,000	2,574,000
Property and equipment under capitalized leases, net	885,000	1,019,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	24,064,000	25,644,000
Other Assets:
Notes receivable	4,399,000	2,860,000
Deposits and other	133,000	224,000
Total other assets	4,532,000	3,084,000
Deferred income taxes, net	2,190,000	1,805,000
Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	715,000	797,000
Total intangible assets	2,392,000	2,474,000
Total assets	$34,824,000	$34,880,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	January 30, 2006	January 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$2,178,000	$1,737,000
Payroll and related taxes	1,131,000	1,647,000
Sales and property taxes	666,000	872,000
Rent, licenses and other	508,000	533,000
Income taxes payable	891,000	721,000
Revolving line of credit	—	—
Current maturities of obligations under long-term debt	640,000	543,000
Current maturities of obligations under capital leases	142,000	116,000
Total current liabilities	6,156,000	6,169,000
Deferred rent payable	1,317,000	1,320,000
Other long-term liability	34,000	68,000
Capitalized lease obligations, net of current maturities	1,397,000	1,538,000
Long-term debt, net of current maturities	5,636,000	6,010,000
Total liabilities	14,540,000	15,105,000
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,003,425 and 2,950,000 shares	3,000	3,000
Additional paid-in capital	16,618,000	16,351,000
Officer’s notes receivable	—	(698,000)
Retained earnings	3,663,000	4,119,000
Total stockholders’ equity	20,284,000	19,775,000
Total liabilities and stockholders’ equity	$34,824,000	$34,880,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	January 30, 2006	January 31, 2005	January 26, 2004
			(As Restated)
Total revenues	$56,305,000	$64,856,000	$68,090,000
Costs and expenses
Food costs	19,429,000	22,336,000	23,275,000
Labor costs	18,260,000	21,712,000	23,015,000
Occupancy and other expenses	11,763,000	12,963,000	14,042,000
General and administrative expenses	2,179,000	2,694,000	2,433,000
Depreciation and amortization	2,120,000	2,440,000	2,670,000
Impairment of long-lived assets	369,000	2,838,000	1,083,000
Total costs and expenses	54,120,000	64,983,000	66,518,000
Income (loss) from operations	2,185,000	(127,000)	1,572,000
Interest expense	(648,000)	(640,000)	(569,000)
Interest income	361,000	5,000	107,000
Reversal of litigation accrual	—	—	400,000
Other income	319,000	422,000	212,000
Income (loss) before income taxes (benefit)	2,217,000	(340,000)	1,722,000
Income tax provision (benefit)	420,000	(168,000)	609,000
Net income (loss)	$1,797,000	$(172,000)	$1,113,000
Net income (loss) per common share—basic	$0.60	$(0.06)	$0.38
Net income (loss) per common share—diluted	$0.56	$(0.06)	$0.38
Weighted average shares outstanding—basic	2,990,000	2,950,000	2,950,000
Weighted average shares outstanding—diluted	3,209,000	2,950,000	2,950,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Officer’s			Total
	Common Stock		Paid-In	Notes	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Receivable	Earnings	Stock	Equity
Balance at January 27, 2003	2,950,000	$3,000	$16,351,000	$(1,330,000)	$4,653,000	$—	$19,677,000
Net income	—	—	—	—	1,113,000	—	1,113,000
Balance at January 26, 2004	2,950,000	3,000	16,351,000	(1,330,000)	5,766,000	—	20,790,000
Dividend	—	—	—	—	(1,475,000)	—	(1,475,000)
Payment by officer	—	—	—	632,000	—	—	632,000
Net loss	—	—	—	—	(172,000)	—	(172,000)
Balance at January 31, 2005	2,950,000	3,000	16,351,000	(698,000)	4,119,000	—	19,775,000
Exercised Stock Options	53,000	—	267,000	—	—	—	267,000
Dividend	—	—	—	—	(2,253,000)	—	(2,253,000)
Payment by officer		—	—	698,000			698,000
Net Income	—	—	—	—	1,797,000	—	1,797,000
Balance at January 30, 2006	3,003,000	$3,000	$16,618,000	$—	$3,663,000	$—	$20,284,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 30, 2006	Fifty-Three Weeks Ended January 31, 2005	Fifty-Two Weeks Ended January 26, 2004
Cash flows from operating activities:
Net income (loss)	$1,797,000	$(172,000)	$1,113,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,097,000	2,415,000	2,569,000
Impairment of long-lived assets	369,000	2,838,000	1,083,000
Amortization of loan costs	23,000	25,000	101,000
Deferred income taxes, net	(439,000)	(1,087,000)	126,000
Change in operating assets and liabilities:
Receivables	123,000	(43,000)	(10,000)
Inventories	36,000	29,000	125,000
Prepaid expenses	(58,000)	50,000	155,000
Deposits and other	91 ,000	52,000	(56,000)
Deferred rent payable	(3,000)	(61,000)	(102,000)
Accounts payable-trade	441,000	(1,061,000)	(1,247,000)
Income taxes payable	170,000	365,000	356,000
Other accrued liabilities	(781,000)	459,000	(1,145,000)
Total adjustments	2,069,000	3,981,000	1,955,000
Net cash provided by operating activities	3,866,000	3,809,000	3,068,000
Cash flows from investing activities:
Payments on notes receivable	82,000	20,000	85,000
Acquisition of property, buildings and equipment	(493,000)	(2,947,000)	(1,283,000)
Interest income	(1,000)	(3,000)	—
Issuance of note receivable	(1,640,000)	—	—
Proceeds from the sale of assets	—	—	1,160,000
Purchase of license agreement	(25,000)	—	—
Payments by officer	698,000	632,000	—
Net cash used in investing activities	(1,379,000)	(2,298,000)	(38,000)
Cash flows from financing activities:
Checks written in excess of cash in bank	—	—	(1,306,000)
Payments on long-term debt	(577,000)	(838,000)	(7,389,000)
Proceeds from stock options exercised	267,000	3,075,000	3,920,000
Proceeds from line of credit, net		(1,900,000)	1,900,000
Capitalized loan costs	(10,000)	(29,000)	(43,000)
Principal payments on capital leases	(115,000)	(97,000)	(100,000)
Dividends paid	(2,253,000)	(1,475,000)	—
Net cash used in financing activities	(2,688,000)	(1,264,000)	(3,018,000)
Net increase (decrease) in cash and cash equivalents	(201,000)	247,000	12,000
Cash and cash equivalents at beginning of period	692,000	445,000	433,000
Cash and cash equivalents at end of period	$491,000	$692,000	$445,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

The accompanying consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly owned subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”) and Star Buffet Management, Inc. (“SBMI”) (collectively the “Company”). The accompanying consolidated financial statements include the results of operations and assets and liabilities of the Company’s operations. Certain estimates, assumptions and allocations were made in preparing such financial statements. Significant intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations

The Company was formed by CKE Restaurants, Inc. (“CKE”) in July 1997 in connection with the reorganization of CKE’s buffet-style restaurant business. Pursuant to a contribution agreement among the Company and CKE and certain respective subsidiaries, CKE transferred to Summit the net assets of its two Casa Bonita Mexican theme restaurants, and Summit transferred substantially all of its assets and liabilities (primarily those relating to the JB’s Restaurant system and Galaxy Diner restaurants, but excluding 16 HomeTown Buffet restaurants operated by HTB) to a newly formed subsidiary of CKE. All of the parties to the foregoing transactions (the “Formation Transactions”) were, upon completion thereof, direct or indirect wholly owned subsidiaries of CKE, and such Formation Transactions were accounted for as a reorganization among companies under common control.

The operating results for the 52-week period ended January 30, 2006 included operations for the Company’s 14 franchised HomeTown Buffet restaurants, six JB’s restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), two JJ North’s Country Buffet restaurants, two Holiday House restaurants and one Casa Bonita restaurant. In addition, operating results include 10 weeks for one JB’s restaurant closed during the fiscal year 2006. Results also include 34 weeks for one Casa Bonita restaurant closed during the fiscal year 2006. Eight restaurants were closed at the end of the 2006 fiscal year for repositioning. Three of the eight closed restaurants have been leased to third-property operators, four restaurants remain closed for remodeling and repositioning and the closed restaurant in Laramie, Wyoming, was sold in March 2006. In addition, the Company purchased a restaurant facility in Rexburg, Idaho in September 2005. The Company leases the restaurant facility to a JB’s franchisee.

The operating results for the 53-week period ended January 31, 2005 included operations for the Company’s 14 franchised HomeTown Buffet restaurants, seven JB’s restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), two JJ North’s Country Buffet restaurants, two Casa Bonita restaurants, and two Holiday House restaurants. In addition, operating results include 30, 34 and 52 weeks for three JJ North’s Country Buffet restaurants closed during the fiscal year 2005. Results also include 35 and 51 weeks for two HomeTown Buffet restaurants. Results for 2005 also include 34 weeks of operations for one North’s Star Buffet restaurant and 39 weeks of operations for one JB’s Restaurant. Eight restaurants were closed at the end of the 2005 fiscal year for repositioning. Four of the eight closed restaurants were leased to third-property operators, three restaurants remained closed for remodeling and repositioning and one closed restaurant was property held for sale.

The operating results for the 52-week period ended January 26, 2004 included operations for the Company’s 16 franchised HomeTown Buffet restaurants, eight JB’s restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), five JJ North’s Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North’s Star Buffet restaurant. In addition, operating results include 19 and 2 weeks, respectively, for two BuddyFreddys Country Buffet restaurants closed during the fiscal year 2004. Results also include 12 weeks of operations for one JJ North’s Country Buffet restaurant and 5 weeks of operations for one JB’s Restaurant. Five restaurants remained closed at the end of the 2004 fiscal year for repositioning. Three of the five closed restaurants were leased to third-party operators and the property of one closed restaurant was property held for sale.

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

Revenue Recognition

The Company’s principal source of revenue is from customer dining transactions. Revenue is recognized at the time the meal is paid for by the customer, in the form of cash or credit card.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts. Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances. A receivable is written off when it is determined that all collection efforts have been exhausted.

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

Property and equipment placed on the market for sale is not depreciated and is reclassed on the balance sheet as property held for sale. Property and equipment in non-operating units held for remodeling or repositioning is not depreciated.

Repairs and maintenance are charged to operations as incurred. Remodeling costs are generally capitalized.

Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions.

The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. Goodwill is tested for impairment at the reporting unit level. Because SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment, Star Buffet reviews goodwill for possible impairment at the individual restaurant level. Six reporting units (restaurants) had recorded goodwill associated with them for fiscal 2006 and fiscal 2005.

The Company utilizes a two-part impairment test. First, the fair value of the reporting unit is compared to carrying value (including goodwill). If the carrying value is greater than the fair value, the second step is performed. In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill. If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit. We also take into account the historical, current and future (based on probability) operating results of the eleven reporting units and any other facts and data pertinent to valuing the reporting units in our impairment test. Management determined there was no impairment after reviewing all of the data of our eleven reporting units with recorded goodwill for 2004. In fiscal 2005, the Company impaired the goodwill associated with four reporting units after evaluating all pertinent data in its annual impairment review and impaired the goodwill associated with one additional reporting unit resulting from a triggering event (store closure). The amount of the impairment charge was $1,230,000 in fiscal 2005. In fiscal 2006 and fiscal 2004, the Company determined that there was no goodwill impairment.

The Company has an independent evaluation of goodwill conducted every three years. The most recent independent valuation was conducted as of February 1, 2006.

Other Intangible Assets

Other intangible assets are comprised of franchise fees, loan acquisition costs, and the JB’s license agreement. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years. Loan costs are amortized using the straight-line method over the lesser of the life of the loan or five years (which approximates the effective interest method). The JB’s license agreement is being amortized using the straight-line method over 11 years.

	Gross	Accumulated
	Carrying Amt	Amortization	Net
Fiscal 2006
Franchise and license fees	$1,148,000	$(485,000)	$663,000
Loan acquisition costs	120,000	(68,000)	52,000
Total	$1,268,000	$(553,000)	$715,000
Fiscal 2005
Franchise and license fees	$1,123,000	$(391,000)	$732,000
Loan acquisition costs	110,000	(45,000)	65,000
Total	$1,233,000	$(436,000)	$797,000

The table below shows expected amortization for purchased intangibles as of January 31, 2005 for the next five years:

Fiscal Year
2007	115,000
2008	103,000
2009	103,000
2010	100,000
2011	95,000
Thereafter	199,000
Total	$715,000

The Company acquired the JB’s license agreement in November 2002 for $773,000. Amortization expenses for fiscal 2006, 2005 and 2004 were $78,000 for each year.

Impairment of Long-Lived Assets

The Company determines that an impairment write down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment expense charged to operations was $369,000, $2,838,000 and $1,083,000 for the years ended January 30, 2006, January 31, 2005 and January 26, 2004, respectively.

Fair Value Of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

The carrying amounts of the Company’s notes receivable, long-term debt and capital lease obligations approximate fair value and are based on discounted cash flows using market rates at the balance sheet date. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $0 of pre-opening costs during fiscal 2006, 2005 and 2004.

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

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $602,000, $687,000 and $785,000, for the years ended January 30, 2006, January 31, 2005 and January 26, 2004, respectively.

Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. Differences in estimates and assumptions could result in actual liabilities materially different from the calculated accruals. Valuation reserves for the years ended January 30, 2006, January 31, 2005, and January 26, 2004, consisted of the following:

Insurance and claims reserves (prepaids):	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 30, 2006	$40,500	$22,500	$(13,000)	$50,000
Year ended January 31, 2005	$32,000	$24,500	$(16,000)	$40,500
Year ended January 26, 2004	$51,000	$(2,000)	$(17,000)	$32,000

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

Earnings (Loss) per Share

The Company applies Statement of Financial Accounting Standards No. 128 (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the fiscal year. Diluted income (loss) per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method. The following is a reconciliation of the denominators used to calculate diluted earnings (loss) per share on net income (loss) for the respective fiscal years:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	January 30, 2006	January 31, 2005	January 26, 2004
			(As Restated)
Weighted average common shares outstanding— basic	2,989,686	2,950,000	2,950,000
Dilutive effect of stock options	219,557	211,875	—
Anti-dilutive stock options	—	(211,875)	—
Weighted average common shares outstanding—diluted	3,209,243	2,950,000	2,950,000

Weighted average common shares used in the year ended January 30, 2006 diluted earnings per share computations exclude stock options to purchase 489,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Weighted average common shares used in the year ended January 31, 2005 diluted loss per share computations exclude stock options to purchase 701,000 shares of common stock as their effect was anti-dilutive. Weighted average common shares used in the year ended January 26, 2004 diluted loss per share computations exclude stock options to purchase 731,000 shares of common stock which are considered to be anti-dilutive due to the market price of the underlying stock being less than the exercise price.

Segment Reporting

The Company’s reportable segments are based on brand similarities. Business results are based on the Company’s management accounting practices.

Comprehensive Income

The Company does not have any components of comprehensive income other than net income (loss) and, therefore, comprehensive income equaled net income (loss) for all periods presented.

Stock-Based Compensation

The Company uses the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 when recognizing expense for employee stock compensation plans. As such, compensation expense is generally only recognized on the date of grant when the current market price of the stock exceeds the exercise price. Had the Company determined compensation cost based on the fair value method at the grant date for its stock options, the Company’s net income (loss) and earnings (loss) per share would have reflected the pro forma amounts indicated below:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 30, 2006	January 31, 2005	January 26, 2004
			(As Restated)
	(dollars in thousands except per share amounts)
Net income (loss) attributable to common stockholders
As reported	$72	$(172)	$1,113
Employee stock compensation expense included in net income (loss) as reported	—	—	—
Pro forma compensation expense	(61)	—	—
Pro forma net income (loss)	$11	$(172)	$1,113
Per share—basic
As reported	$.02	$(.06)	$.38
Pro forma compensation expense	.02	—	—
Pro forma net income (loss)	$.00	$(.06)	$.38
Per share—diluted
As reported	$.02	$(.06)	$.38
Pro forma compensation expense	.02	—	—
Pro forma net income (loss)	$.00	$(.06)	$.38

For purposes of pro forma disclosures, the fair value of stock options are estimated when applicable on the date of grant using the Black-Scholes option-pricing model with the following assumptions: estimated annual dividends, expected volatility, a risk free interest rate and other factors.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

New Accounting Pronouncements

In October 2005, the FASB issued Staff Position No. 13-1 (“FSP 13-1”), Accounting for Rental Costs Incurred during a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. We are required to adopt FSP 13-1 in our fiscal year beginning January 31, 2006. We adopted FSP 13-1 on January 31, 2006, the beginning of our 2007 fiscal year. The Company does not believe the adoption of this staff position will have a material impact on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for fiscal 2004 through fiscal 2006, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to potentially have a significant impact on our consolidated statements of operations and net income per share starting in fiscal 2007.

In December 2004, the FASB issued FASB 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company is evaluating the requirements under FASB 151 to determine the impact, if any, on the consolidated financial statements.

Reclassifications

Certain non-material amounts in fiscal 2004 and fiscal 2005 have been re-classed to conform with the fiscal 2006 presentation.

NOTE 2—Restatement of Diluted Earnings Per Share

Management determined that the calculation of diluted earnings per share for the year ended January 26, 2004 contained an error. The number of shares used in the calculation was overstated. Thus, the diluted earnings per share for the year ended January 26, 2004 should have been $0.38 rather than the previously reported $0.35. The accompanying consolidated financial statements for the year ended January 26, 2004 have been restated for this correction. The following summarizes the changes to the fiscal 2004 financial statements:

	As Previously Reported	As Restated
Net income (loss) per common share—diluted	$.35	$.38
Weighted average shares outstanding—diluted	3,185,000	2,950,000

NOTE 3—NOTES RECEIVABLE

Notes receivable consist of the following:

	January 30, 2006	January 31, 2005
Notes receivable from North’s Restaurants, Inc.	$2,767,000	$2,823,000
Notes receivable from strategic partners	1,634,000	—
Notes receivable from landlord	37,000	55,000
Total notes receivable	4,438,000	2,878,000
Less current portion	39,000	18,000
Notes receivable, net of current portion	$4,399,000	$2,860,000

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions. In most cases, these loans are secured and include, as part of terms and conditions, the Company’s right to convert the loan into ownership of the restaurants. Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons. This financing strategy entails significant risk. Currently, the Company has three loans outstanding and one significant-sized loan is in default. However, because the Company anticipates full recovery of amounts outstanding through either repayment or conversion to ownership, historically no provision for doubtful accounts has been established. While estimates to date have been within our expectations, a change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of receivables.

The note receivable from strategic partners was reduced by approximately $1,285,000 as the Company converted the loan into ownership of three K-BOB’S restaurants on January 31, 2006.

The receivable from North’s Restaurants, Inc. (“North’s”) originally included $3,123,000 for a term note and $371,000 on a line of credit that was converted to a note receivable. As a result of a dispute with North’s, management stopped accruing interest pending resolution of the dispute with North’s (Note 13). As part of a Settlement Agreement entered into on January 26, 2001, North’s promised to pay the Company the principal sum of $3,500,000 with an interest rate of 8% per annum. North’s paid the Company $295,000 pursuant to the terms of the Settlement Agreement and such payment was applied to reduce the principal amount owing. The $3.5 million note receivable stipulates that monthly payments of principal and interest be made in the amount of $39,954. The loan calls for monthly payments to start on February 26, 2001 and continue on the 26th day of each month thereafter, with a final payment of all remaining unpaid principal, accrued interest and other sums due under the note due and payable on September 26, 2010. Our collateral includes all real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants. The Company is pari passu with the only other secured creditor. The other secured creditor is owed approximately $3,000,000 not including accrued interest. Since January 26, 2004, the note receivable has been recorded as a long-term receivable. The Company has not recorded interest income due from North’s since August 2003.

The Company accommodated North’s request for working capital and remodeling expenditures by reducing the principal payments due from June 26, 2002 through July 26, 2003 from $303,000 to $65,000. Full principal and interest payments were to resume August 2003 through January 2011 with the final payment due in February 2011.

On March 2, 2004, the Company filed a second action against North’s in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North’s for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. In January 2005, the court granted the Company’s motion for summary judgment, ruling that North’s had failed to pay amounts owed to the Company. The Company obtained a judgment against North’s in the amount of $3,059,905.78, plus $15,980.45 in attorney’s fees and costs.

In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver. On October 4, 2004, the Circuit Court of the State of Oregon for the County of Jackson approved an order appointing a receiver.

Since his appointment, the receiver has remitted only approximately $56,000 in loan repayments and no payments have been made since September of 2005. Additionally, the receiver has failed to complete a planned sale of North’s restaurants and has presided over a significant deterioration in the operating results of North’s restaurants. Payments of fees to the receiver well exceeded amounts paid to the Company during this period.

As a result of the receiver’s failure to remit any meaningful principal repayments, the Company has initiated certain legal actions designed to expedite the liquidation of North’s assets and repay amounts owed to Star Buffet. First, on October 3, 2005, the Company obtained an Order in United States District Court for the District of Utah Directing Entry of Final Judgment. Next, on April 14, 2006, the Company obtained the Registration of Foreign Judgment for recognition and enforcement in the United States Court for both the District of Oregon and Northern District of California, jurisdictions where North’s operates its restaurants. Finally, on April 25, 2006, the Company noticed all relevant parties of its intent to foreclose. With these steps complete, the Company plans to promptly seek the liquidation of assets and repayment of amounts owed. The Company believes that if it can act quickly asset sales and operating cashflows will be sufficient to repay both secured creditors.

NOTE 4—PROPERTY, BUILDINGS AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	January 30, 2006	January 31, 2005
Property, buildings and equipment:
Furniture, fixtures and equipment	$11,913,000	$12,033,000
Land	3,085,000	3,085,000
Buildings and leasehold improvements	20,402,000	20,653,000
	35,400,000	35,771,000
Less accumulated depreciation	(20,042,000)	(19,012,000)
	$15,358,000	$16,759,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,308,000)	(2,174,000)
	$885,000	$1,019,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds currently in eight non-operating units. Three of the eight units are leased to third-party operators, four units are closed for remodeling and repositioning and one unit is included in property held for sale at January 30, 2006. In addition to the above, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho. The components are as follows:

	January 30, 2006	January 31, 2005
Property and equipment leased to third parties: Equipment	$892,000	$655,000
Land	1,370,000	1,787,000
Buildings and leaseholds	3,083,000	3,290,000
	5,345,000	5,732,000
Less accumulated depreciation	(1,611,000)	(1,371,000)
	$3,734,000	$4,361,000

	January 30, 2006	January 31, 2005
Property, buildings and equipment held for future use: Equipment	$6,431,000	$6,153,000
Land	899,000	382,000
Buildings and leaseholds	1,935,000	1,528,000
	9,265,000	8,063,000
Less accumulated depreciation	(6,109,000)	(5,489,000)
	$3,156,000	$2,574,000

	January 30, 2006	January 31, 2005
Property held for sale:	$567,000	$567,000
Land	364,000	364,000
Buildings	$931,000	$931,000

Depreciation expense for fiscal 2006, 2005 and 2004 totaled $2,003,000, $2,316,000 and $2,472,000, respectively.

NOTE 5—LONG-TERM DEBT

On October 31, 2004, the Company continued with a $1.0 million 1-year Revolving Line of Credit with M&I Marshall & Ilsley Bank (the “Revolving Line of Credit”). The Revolving Line of Credit provides working capital for the Company. The Revolving Line of Credit bears interest at LIBOR plus two percent per annum. All outstanding amounts under the Revolving Line of Credit become due May 31, 2006. The Company increased the Revolving Line of Credit on February 1, 2005 to $2.0 million and modified the covenants to permit annual dividends of $2.5 million with no other changes in terms or covenants. The Company will seek to renew or replace the Revolving Line of Credit by May 31, 2006. There can be no assurance the Revolving Line of Credit can be refinanced on acceptable terms or at all. The Revolving Line of Credit balance was $0 on January 30, 2006, January 31, 2005 and April 18, 2006. The Revolving Line of Credit had $2,000,000 available for borrowing on April 18, 2006. The Revolving Line of Credit requires the Company to maintain specified minimum levels of net worth, limit the amount of capital expenditures, maintain certain fixed charge coverage ratios, and to meet other financial covenants. The Company is currently in compliance with these covenants.

On February 1, 2001, the Company entered into a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 30, 2006 and January 21, 2005 was    $362,000 and $384,000, respectively.

On October 9, 2001, the Company entered into a $773,000 15 year first real estate mortgage with First National Bank of Wyoming. The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, requires the maintenance of certain fixed charge coverage ratios and requires a minimum shareholder ownership percentage. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company’s agreement with FleetBoston. The mortgage is secured by the Company’s JB’s Restaurant in Laramie, Wyoming. The balance at January 30, 2006 and January 31, 2005 was $623,000 and $663,000, respectively. The mortgage was paid in full on March 16, when the property was sold.

On May 2, 2002, the Company entered into a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay a prior obligation to FleetBoston Financial Corporation as required by the Company’s agreement with FleetBoston. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 30, 2006 and January 31, 2005 was $1,066,000 and $1,205,000, respectively.

On December 19, 2003, the Company entered into a $1,470,000 six year first real estate mortgage with Platinum Bank. The mortgage has monthly payments including interest of $12,678 through November 19, 2009 with a balloon payment of $475,000 due on December 19, 2009. The mortgage bears interest at a fixed rate of 6.25% for the first three years with interest for years four to six calculated at the three year Atlanta Federal Home Loan Bank advance rate for fixed rate credits plus 325 basis points with a floor of 6.0%. The mortgage is secured by the Company’s BuddyFreddys restaurant in Plant City, Florida and a $500,000 personal guarantee of a shareholder. The balance at January 30, 2006 and January 31, 2005 was $1,339,000 and $1,404,000, respectively.

On February 25, 2004, the Company entered into a $1,250,000 seven year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $18,396 and matures on February 25, 2011 with a fixed interest rate of 6.1%. The proceeds were used to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 30, 2006 and January 31, 2005 was $959,000 and $1,115,000.

On July 29, 2004, the Company entered into a $550,000 ten year first real estate mortgage with Heritage Bank. The mortgage has monthly payments including interest of $6,319 and matures on August 1, 2014 with a fixed interest rate of 6.75%. The mortgage is secured by the Company’s JB’s Restaurant in Great Falls, Montana. The balance at January 30, 2006 and January 31, 2005 was $490,000 and $531,000.

On October 27, 2004, the Company entered into a $1,275,000 five year first real estate mortgage with Bank of Utah. The mortgage has monthly payments including interest of $14,371 and matures on October 26, 2009 with a balloon payment of $752,000 due on October 26, 2009. The mortgage bears interest at a fixed interest rate of 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios. The proceeds were used to pay Naisco Investments, L.C., the previous lien holder, and to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Layton, Utah. The balance at January 30, 2006 and January 31, 2005 was $1,154,000 and $1,251,000.

On September 16, 2005, the Company entered into a $300,000 5 year mortgage with Naisbitt Investment Company. The mortgage has monthly payments including interest of $5,870 and matures on September 15, 2010. The balance at January 30, 2006 was $283,000.

Long term debt matures in fiscal years ending after January 30, 2006 as follows:

Fiscal Year
2007	640,000
2008	683,000
2009	729,000
2010	2,515,000
2011	588,000
Thereafter	1,121,000
Total	$6,276,000

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

Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 30, 2006 are as follows:

Fiscal year	Capital	Operating
2007	309,000	2,426,000
2008	309,000	2,224,000
2009	319,000	1,914,000
2010	332,000	1,184,000
2011	277,000	665,000
Thereafter	754,000	2,247,000
Total minimum lease payments:	2,300,000	$10,660,000
Less amount representing interest:	761,000
Present value of minimum lease payments:	1,539,000
Less current portion	142,000
Capital lease obligations excluding current portion	$1,397,000

Aggregate rent expense under noncancelable operating leases during fiscal 2006, 2005 and 2004 are as follows:

	Fifty-Two Weeks Ended January 30, 2006	Fifty-Three Weeks Ended January 31, 2005	Fifty-Two Weeks Ended January 26, 2004
Minimum rentals	$2,702,000	$3,137,000	$3,350,000
Straight-line rentals	(3,000)	(61,000)	(101,000)
Contingent rentals	105,000	87,000	113,000
	$2,804,000	$3,163,000	$3,362,000

In fiscal 2006, 2005 and 2004, the Company reduced the deferred rent payable for stores that were purchased or closed. The $0, $108,000 and $176,000 decrease in rent expense in 2006, 2005 and 2004, respectively, is recognized in the straight-line rentals disclosed above.

The Company currently leases four non-operating units to tenants under non-cancellable operating leases with terms of five to ten years. The rental income for fiscal 2006, 2005 and 2004 was $259,000, $292,000 and $212,000, respectively. Rental income is recognized on a straight-line basis over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 30, 2006 is as follows:

Fiscal Year
2007	261,000
2008	264,000
2009	157,000
2010	80,000
2011	60,000
Thereafter	175,000
Total	$997,000

NOTE 7—INCOME TAXES

Income tax provision (benefit) are comprised of the following:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 30, 2006	January 31, 2005	January 26, 2004
Current:
Federal	$708,000	$431,000	$383,000
State	147,000	105,000	100,000
	855,000	536,000	483,000
Deferred:
Federal	(389,000)	(592,000)	118,000
State	(46,000)	(112,000)	8,000
	(435,000)	(704,000)	126,000
	$(420,000)	$(168,000)	$609,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company’s provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 30, 2006	January 31, 2005	January 26, 2004
Income tax provision (benefit) at statutory rate	$754,000	$(116,000)	$585,000
State income taxes	88,000	(7,000)	68,000
Nondeductible expenses	60,000	46,000	55,000
Federal income tax credits	(175,000)	(175,000)	(295,000)
Adjustment of estimated income tax accruals	(307,000)	84,000	226,000
(Decrease) increase in valuation allowance	—	—	(35,000)
All other, net	—	—	5,000
	$420,000	$(168,000)	$609,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 30, 2006	January 31, 2005
Current deferred tax assets:
Accrued vacation	$81,000	$93,000
Accrued expenses and reserves	177,000	111,000
Total deferred tax assets	258,000	204,000
Long-term deferred tax assets (liabilities):
Leases	1,061,000	1,072,000
Depreciation, amortization and impairments	1,116,000	720,000
State NOL carryforwards	193,000	193,000
Total deferred tax assets, net	2,370,000	1,985,000
Valuation allowance	(180,000)	(180,000)
Net long term asset	2,190,000	1,805,000
Net deferred tax assets	$2,448,000	$2,009,000

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will be able to realize the benefit of the deferred tax assets existing at January 30, 2006 based on the Company’s expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

A valuation allowance has been recorded for a state loss carryforward as cumulative losses create uncertainty about the realization of the tax benefits in future years. The Company has state net operating loss carryforwards of approximately $7,455,000 which expire in the years 2018 through 2023 at January 30, 2006.

NOTE 8—SEGMENT AND RELATED REPORTING

The Company has four reporting segments: HomeTown Buffet,,North’s Star, Florida Buffets Division and Summit Restaurant Division. The Company’s reportable segments are aggregated based on brand similarities of operating segments.

At January 30, 2006, the HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The North’s Star segment includes two JJ North’s Country Buffet restaurants. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Summit Restaurants Division includes the Company’s eight JB’s Restaurants, which includes two non-operating JB’s Restaurants. The non-operating unit in Laramie, Wyoming was sold in March 2006. The Summit Restaurants Division also includes the Casa Bonita restaurant in Denver, Colorado.

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

52 Weeks Ended January 30, 2006	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Other	Total
	(Dollars in Thousands)
Revenues	$28,210	$2,267	$10,841	$14,987	$—	$56,305
Interest income	—	—	—	—	361	361
Interest expense	(181)	—	—	—	(467)	(648)
Depreciation & amortization	996	86	588	383	67	2,179
Impairment of long-lived assets	18	74	202	75	—	369
Income (loss) before income taxes	1,441	(328)	429	2,230	(1,555)	2,217
Total assets	11,642	4,206	8,365	6,319	4,292	34,824

53 Weeks Ended January 31, 2005	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Other	Total
	(Dollars in Thousands)
Revenues	$32,282	$4,290	$10,785	$17,499	$—	$64,856
Interest income	—	—	—	—	5	5
Interest expense	(192)	—	—	—	(448)	(640)
Depreciation & amortization	1,084	210	625	457	64	2,440
Impairment of long-lived assets	798	1,040	754	246	—	2,838
Income (loss) before income taxes	1,142	(1,667)	(24)	2,411	(2,202)	(340)
Total assets	12,386	4,388	9,314	6,576	2,216	34,880

52 Weeks Ended January 26, 2004	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Other	Total
	(Dollars in Thousands)
Revenues	$33,773	$6,045	$10,592	$17,680	$—	$68,090
Interest income	—	—	—	—	107	107
Interest expense	(202)	—	—	—	(367)	(569)
Depreciation & amortization	1,211	319	507	497	136	2,670
Impairment of long-lived assets	114	490	466	13	—	1,083
Income (loss) before income taxes	1,987	(1,129)	71	2,286	(1,493)	1,722
Total assets	12,271	5,686	10,960	6,225	812	35,954

NOTE 9—STOCKHOLDERS’ EQUITY

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company’s liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock, are fully paid and nonassessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock, which the Company may designate and issue in the future. The Company paid an annual cash dividend of $0.50 and $0.25 for fiscal 2005 and fiscal 2004, respectively. The Company also paid a special dividend of $0.25 in both fiscal 2005 and 2004.

Preferred Stock

The Board of Directors has the authority, without further vote or action by the stockholders, to provide for the issuance of up to 1,500,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and privileges and limitations as the Board of Directors may determine, including the consideration received therefor. The Board of Directors also has authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state the effect that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects: (i) to restrict the payment of dividends on the Common Stock, (ii) to dilute the voting power and equity interests of holders of Common Stock, (iii) to prevent holders of Common Stock from participating in any distribution of the Company’s assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied, or (iv) to require approval by the holders of Preferred Stock for certain matters such as amendments to the Company’s Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving the Company. As a result, the issuance of Preferred Stock may, under certain circumstances, have the effect of delaying, discouraging or preventing bids for the Common Stock at a premium over the market price thereof, or a change in control of the Company, and could have a material adverse effect on the market price for the Common Stock.

Officer’s Notes Receivable

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 49% of the Company’s outstanding common shares and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulate that the president would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management has elected not to record any interest income on the loans until the interest income was paid. Mr. Wheaton paid $698,000 in principal and $250,000 in interest in June 2005. There is no remaining principal balance due at January 30, 2006. Mr. Wheaton owes approximately $44,000 in interest as of April 18, 2006.

Common Stock Repurchase

On January 4, 2006, the Company announced that it had received necessary approval from its lender to commence with a buyback program to purchase up to 250,000 common shares. Star Buffet’s Board of Directors originally authorized the repurchase of up to 500,000 in 1999, but covenants in effect in the loan agreements restricted the Company’s ability to implement the program. Under the current agreement with its lender, Star Buffet may purchase shares on the open market, or through negotiated transactions, from time-to-time through May 31, 2006, unless otherwise extended. The timing and amount of shares purchased will be based on prevailing market conditions and other factors. As of April 18, 2006, the Company had 3,104,175 common shares outstanding.

NOTE 10—EMPLOYEE BENEFIT PLANS

401(k) Plan

In May 1998, the Company established a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employer contributions are at the discretion of the Company. The Company’s contributions to the plan were approximately $15,000, $15,000, and $8,000, in administration costs for fiscal 2006, 2005 and 2004, respectively. The Board of Directors has authorized the termination of the Company’s 401(k) plan. The plan has fewer than 50 participants as of April 15, 2005. As of April 18, 2006, the plan had approximately 44 participants and should be fully terminated before the year end.

1997 Stock Incentive Plan

In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”), which authorizes the grant of options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for “incentive stock options,” within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Board of Directors has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, time when options will be granted, terms of options granted and number of shares which will be subject to options granted under the 1997 Plan.

A summary of the status of the Company’s stock options is presented below (shares in thousands):

	Fifty-Two		Fifty-Three		Fifty-Two
	Weeks Ended		Weeks Ended		Weeks Ended
	January 30, 2006		January 31, 2005		January 26, 2004
		Wgtd. Avg.		Wgtd. Avg.		Wgtd. Avg.
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price
Outstanding at beginning of year	701	$9.88	731	$9.75	733	$9.75
Granted	49	$6.70	—	—	—	—
Cancelled	(1)	$7.06	(30)	$6.73	(2)	$6.00
Exercised at end of year	(53)	$5.00	—	—	—	—
Options exercisable at year end	696	$10.04	701	$9.88	731	$9.75

The exercise price of the options granted and exercisable at January 31, 2005 is $5.00 for 212,000 options and $12.00 for 489,000 options. On February 11, 2005, the Company granted 49,000 options exercisable at $6.70.

NOTE 11—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	January 30, 2006	January 31, 2005	January 26, 2004
Cash paid for income taxes	$688,000	$554,000	$119,000
Cash paid for interest	631,000	638,000	575,000
Non-cash investing and financing activities are as follows:
Exchange of property rental for repair services	$—	$2,000	$—
Acquisition of property with debt financing	300,000	550,000	500,000
Exchange of property, buildings and equipment for notes receivable	—	—	100,000
Reclassification of property held for sale to property, buildings and equipment	—	—	52,000
Reclassification of property held for sale	—	—	931,000

During the forty weeks ended November 3, 2003, the Company reclassified net assets totaling $931,000 from property, buildings and equipment to net assets held for sale; these assets were classified as current prior to the third quarter of fiscal 2005. The amount reclassified included land of $567,000 and buildings of $364,000.

NOTE 12—RELATED PARTY TRANSACTIONS

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 49% of the Company’s outstanding common shares and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulate that the president would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management elected not to record any interest income on the loans until the interest income was paid. Mr. Wheaton paid $698,000 in principal and $250,000 in interest in June 2005. There is no remaining principal balance due at January 30, 2006. Mr. Wheaton owes approximately $44,000 in interest as of April 18, 2006.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any resolution of any of these proceedings will require payments that will have a material effect on the Company’s consolidated statements of operations or financial position or liquidity.

HTB entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee paid to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of all the Company’s HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor’s requirements. The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals, Recipe Manuals and Menus and HTB is to use it best effort to achieve the highest practicable level of sales, promptly make royalty payments and restricts operating restaurants within a geographic radius of the franchisor’s restaurants. The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

On November 12, 1998, North’s Restaurants, Inc. (“North’s”) filed a Demand for Arbitration against the Company with the American Arbitration Association, Irvine, California (District No. 949-251-9840), alleging breach of contract in connection with the Company’s failure to perform under a Business Services Agreement between North’s and the Company dated July 24, 1997. On June 22, 1999, the parties agreed to dismiss the Arbitration Proceeding without prejudice since the issues related to the Business Service Agreement were being litigated in the Utah action described below.

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

On March 2, 2004, the Company filed a second action against North’s in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, demanding judgment against North’s for failure to repay obligations under the Star Buffet Promissory Note in a total amount not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note. In January 2005, the court granted the Company’s motion for summary judgment, ruling that North’s had failed to pay amounts owed to the Company. The Company obtained a judgment against North’s in the amount of $3,059,905.78, plus $15,980.45 in attorney’s fees and costs.

In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver. On October 4, 2004, the Circuit Court of the State of Oregon for the County of Jackson approved an order appointing a receiver.

Since his appointment, the receiver has remitted only approximately $56,000 in loan repayments and no payments have been made since September of 2005. Additionally, the receiver has failed to complete a planned sale of North’s restaurants and has presided over a significant deterioration in the operating results of North’s restaurants. Payments of fees to the receiver well exceeded amounts paid to the Company during this period.

As a result of the receiver’s failure to remit any meaningful principal repayments, the Company has initiated certain legal actions designed to expedite the liquidation of North’s assets and repay amounts owed to Star Buffet. First, on October 3, 2005, the Company obtained an Order in United States District Court for the District of Utah Directing Entry of Final Judgment. Next, on April 14, 2006, the Company obtained the Registration of Foreign Judgment for recognition and enforcement in the United States Court for both the District of Oregon and Northern District of California, jurisdictions where North’s operates its restaurants. Finally, on April 25, 2006, the Company noticed all relevant parties of its intent to foreclose. With these steps complete, the Company plans to promptly seek the liquidation of assets and repayment of amounts owed. The Company believes that if it can act quickly asset sales and operating cashflows will be sufficient to repay both secured creditors.

On March 21, 2002, Alliant Foodservice, Inc. (“Alliant”) filed a breach of contract complaint against the Company in the Superior Court for the State of Arizona in and for the County of Maricopa (No. CVZ002-005195), alleging breach of the Master Distribution Agreement (“MDA”) executed between the Company and Alliant on or about December 1, 1999. Alliant sought $2,479,000 for alleged amounts owed by the Company plus attorneys’ fees and costs. The Company included approximately $2,000,000 for this alleged amount owed in relation to this litigation in accounts payable-trade at January 27, 2003 net of any amounts receivable from Alliant. The Company denied the allegations and vigorously defended the alleged breach of contract. On April 29, 2002, the Company filed an answer and counterclaim in Superior Court for the State of Arizona in and for the County of Maricopa citing among other things, breach of the MDA. The Company sought over $7,250,000 in damages. On February 27, 2003, the Company and Alliant entered into a Settlement Agreement that dismissed charges against both parties and required the Company to pay Alliant $1,600,000 which resulted in a $400,000 reversal of a litigation accrual in the first quarter of fiscal 2004.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, Star Buffet agreed to lend K-BOB’S up to $1.5 million on a long-term basis. In exchange, K-BOB’S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas in the United States. On January 31, 2005, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants.

On February 24, 2006, the Board of Directors approved the Company’s third annual dividend of $0.60 per common share, a $0.10 increase from the prior year, and a special dividend of $0.25 per common share. Both are payable on June 7, 2006 to shareholders of record on May 11, 2006.

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

NOTE 14—SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial results for the 52 weeks ended January 30, 2006 and the 53 weeks ended January 31, 2005 and the 52 weeks ended January 26, 2004, are summarized below.

	For the 52 Weeks Ended January 30, 2006
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$18,869	$13,788	$11,493	$12,155	$56,305
Income (loss) from operations	1,424	860	(160)	61	2,185
Income (loss) before income taxes	1,338	1,050	(156)	(15)	2,217
Income taxes (benefit)	462	342	(54)	(330)	420
Net income (loss)	$876	$708	$(102)	$315	$1,797
Earnings (loss) per share:
Basic	$0.30	$0.24	$(0.03)	$0.10	$0.60
Diluted	$0.27	$0.22	$(0.03)	$0.10	$0.56

	For the 53 Weeks Ended January 31, 2005
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
	(In thousands except per share data)
Revenues	$21,551	$15,539	$13,269	$14,496	$64,856
Income (loss) from operations	1,043	853	(147)	(1,876)	(127)
Income (loss) before income taxes	940	780	(247)	(1,813)	(340)
Income taxes (benefit)	329	267	(82)	(682)	(168)
Net income (loss)	$611	$513	$(165)	$(1,131)	$(172)
Earnings (loss) per share:
Basic	$0.21	$0.17	$(0.06)	$(0.38)	$(0.06)
Diluted	$0.20	$0.16	$(0.06)	$(0.38)	$(0.06)

	For the 52 Weeks Ended January 26, 2004
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
				(As Restated)	(As Restated)
	(In thousands except per share data)
Revenues	$22,437	$16,259	$14,378	$15,016	$68,090
Income (loss) from operations	972	772	132	(305)	1,572
Income (loss) before income taxes	1,246	693	126	(344)	1,722
Income taxes (benefit)	433	237	43	(104)	609
Net income (loss)	$813	$456	$83	$(240)	$1,113
Earnings (loss) per share:
Basic	$0.28	$0.15	$0.03	$(0.08)	$0.38
Diluted	$0.28	$0.15	$0.03	$(0.08)	$0.38

Amounts indicated may not foot due to quarterly rounding.

The fiscal 2006 figures include approximately $369,000 for impairment expense. The fiscal 2006 figures also included lower income tax provision due to larger income tax credits. The fiscal 2005 figures include significant fourth quarter adjustments for impairment charges totaling $2,322,000, of which $592,000 is for two store closures, $513,000 for asset impairment to leasehold improvements where projected undiscounted cash flow is less than the net book value of the assets and impairment expense of $32,000 for assets held for future use. Additionally, a goodwill impairment of $1,145,000 was made in four stores and $40,000 impairment charge related to franchise fees. The fiscal 2004 figures include a significant fourth quarter adjustment for asset impairment charges of $342,000.

NOTE 15—SUBSEQUENT EVENTS

On April 21, 2006, the Company announced in a press release that it has entered into a Strategic Alliance with Western Sizzlin Corporation. In accordance with the terms of this agreement, Star Buffet, Inc. plans to convert certain of its existing restaurants to the Western Sizzlin brand; test a newly developed Western Sizzlin buffet prototype; and seek to acquire selected Western Sizzlin franchised restaurants. Additionally, as an important element of the Strategic Alliance, Star Buffet, Inc. and Western Sizzlin will explore a number of identified opportunities to reduce operating and administrative expenses

On March 16, 2006, the Company sold it’s JB’S restaurant property in Laramie, Wyoming For $780,000 and paid off the real estate mortgage of approximately $622,000.

On February 28, 2006, the Company announced in a press release that it has completed the acquisition of K-BOB’S Steakhouse in Dumas, Texas. The Company purchased the equipment, the building and the land for approximately $700,000.

On February 24, 2006, the Board of Directors approved the Company’s third annual dividend of $0.60 per common share, an increase of $0.10 per share from the prior year, and a special dividend of $0.25 per common share. Both are payable on June 7, 2006 to shareholders of record on May 11, 2006.

On February 1, 2006, the Company announced in a press release that it has completed the acquisition of three restaurants from K-BOB’S USA, Inc. The restaurants, located in Tucumcari, New Mexico and Beeville and Lamesa, Texas, were acquired in accordance with certain provisions of a strategic alliance entered into between the Company and K-BOB’S on February 1, 2005. The Company purchased the equipment and leasehold improvements for approximately $1,285,500. The purchase reduced the Company’s K-BOB’S USA, Inc. note receivable to $214,500.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Star Buffet, Inc. 1997 Stock Incentive Plan (the “1997 Plan”)**
10.2	Form of Stock Option Agreement for the 1997 Plan**
10.3	Form of Indemnification Agreement**
10.4	Management Services Agreement with CKE Restaurants, Inc.**
10.5	Form of Franchise Agreement with HomeTown Buffet, Inc.**
10.6	Asset Purchase Agreement with North’s Restaurants, Inc. dated July 24, 1997**
10.6.1	Amendment No. 1 to Asset Purchase Agreement dated as of September 30, 1997 (incorporated by reference to the Company’s filing on Form 8-K on October 17, 1997)
10.6.2

Amended and Restated Credit Agreement dated as of September 30, 1997 between the Company and North’s Restaurants, Inc. (incorporated by reference to the Company’s filing on Form 8-K on October 17, 1997)

10.7	Form of Contribution Agreement among CKE Restaurants, Inc., Summit Family Restaurants Inc. and the Company*
10.8	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and Taco Bueno Restaurants, Inc. (formerly known as Casa Bonita Incorporated)*
10.9	Form of Bill of Sale and Assumption Agreement between Summit Family Restaurants Inc. and JB’s Restaurants, Inc.*
10.10	License Agreement with CKE Restaurants, Inc. (incorporated by reference to the Company’s filing on Form 10-K on April 24, 1998)
10.11	Settlement Agreement with HomeTown Buffet, Inc. (incorporated by reference to the Company’s filing on Form 10-K on April 24, 1998)
10.12

Asset Purchase Agreement among Summit Family Restaurants Inc. and JB’s Family Restaurants, Inc., dated February 10, 1998 (incorporated by reference to the Company’s filing on Form 8-K on March 9, 1998)

10.13	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company’s filing on Form 10-K on September 28, 1998)
10.14	Revolving Line of Credit with M&I Marshall & Ilsley Bank dated October 28, 2003 (incorporated by reference to the Company’s filing on Form 10-Q on December 15, 2003)
10.15	Amendment to Revolving Line of Credit with M&I Marshall & Ilsley Bank dated February 1, 2005 (incorporated by reference to the Company’s filing on Form 10-K on January 31, 2005)
14.1	Code of Ethics (incorporated by reference to the Company’s filing on Form 10-K on January 31, 2005)
21.1	List of Subsidiaries*
23.1	Consent of Mayer Hoffman McCann P.C.

E-1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Press Release dated April 28, 2006 reporting earnings for fiscal 2006

*                    Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

**             Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

E-2