Form 10-Q
period 2006-05-22
STAR BUFFET INC
filed 2006-06-29
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.
20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 22, 2006

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

Yes  ☒    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exhange Act.

Large accelerated filer  ☐                   Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 22, 2006, there were 3,170,675 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 22, 2006	January 30, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$585,000	$491,000
Current portion of notes receivable	54,000	39,000
Receivables	470,000	297,000
Inventories	472,000	429,000
Deferred income taxes	226,000	258,000
Prepaid expenses	314,000	132,000

Total current assets	2,121,000	1,646,000

Property, buildings and equipment:
Property, buildings and equipment, net	17,161,000	15,358,000
Property and equipment leased to third parties, net	3,674,000	3,734,000
Property, buildings and equipment held for future use, net	2,616,000	3,156,000
Property and equipment under capitalized leases, net	844,000	885,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	25,226,000	24,064,000

Other assets:
Notes receivable, net of current portion	3,180,000	4,399,000
Deposits and other	148,000	133,000

Total other assets	3,328,000	4,532,000

Deferred income taxes, net	2,176,000	2,190,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	676,000	715,000

Total intangible assets	2,353,000	2,392,000

Total assets	$35,204,000	$34,824,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	May 22, 2006	January 30, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$2,004,000	$2,178,000
Payroll and related taxes	1,217,000	1,131,000
Sales and property taxes	712,000	666,000
Rent, licenses and other	468,000	508,000
Dividend payable	2,695,000	—
Income taxes payable	702,000	891,000
Current maturities of obligations under long-term debt	600,000	640,000
Current maturities of obligations under capital leases	147,000	142,000

Total current liabilities	8,545,000	6,156,000

Deferred rent payable	1,316,000	1,317,000
Other long-term liability	—	34,000
Capitalized lease obligations, net of current maturities	1,348,000	1,397,000
Long-term debt, net of current maturities	4,862,000	5,636,000

Total liabilities	16,071,000	14,540,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,170,675 and 3,003,425 shares	3,000	3,000
Additional paid-in capital	17,490,000	16,618,000
Retained earnings	1,640,000	3,663,000

Total stockholders’ equity	19,133,000	20,284,000

Total liabilities and stockholders’ equity	$35,204,000	$34,824,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Total revenues	$18,762,000	$18,869,000

Costs and expenses
Food costs	6,610,000	6,538,000
Labor costs	6,025,000	5,889,000
Occupancy and other expenses	3,873,000	3,565,000
General and administrative expenses	829,000	658,000
Depreciation and amortization	647,000	674,000
Impairment of long-lived assets	—	121,000

Total costs and expenses	17,984,000	17,445,000

Income from operations	778,000	1,424,000

Interest expense	(179,000)	(204,000)
Interest income	58,000	28,000
Other income	105,000	90,000
Gain on sale of assets	234,000	—

Income before income taxes	996,000	1,338,000

Income taxes	324,000	462,000

Net income	$672,000	$876,000

Net income per common share — basic	$0.22	$0.30
Net income per common share — diluted	$0.21	$0.27

Weighted average shares outstanding — basic	3,093,648	2,958,774
Weighted average shares outstanding — diluted	3,128,230	3,206,382

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Cash flows from operating activities:
Net income	$672,000	$876,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	637,000	668,000
Amortization of loan cost	10,000	6,000
Gain on sale of assets	(234,000)	—
Impairment of long-lived assets	—	121,000
Deferred income taxes	46,000	(67,000)
Change in operating assets and liabilities:
Receivables	(173,000)	244,000
Inventories	(43,000)	(56,000)
Prepaid expenses	(182,000)	(240,000)
Deposits and other	(15,000)	(12,000)
Deferred rent payable	(1,000)	(1,000)
Accounts payable-trade	(174,000)	(176,000)
Income taxes payable	(189,000)	122,000
Other accrued liabilities	58,000	(605,000)
Total adjustments	(260,000)	4,000
Net cash provided by operating activities	412,000	880,000

Cash flows from investing activities:
Proceeds from sale of fixed assets	159,000	—
Interest income	(2,000)	(2,000)
Receipts from payments on notes receivable	20,000	39,000
Issuance of note receivable	(100,000)	(1,000,000)
Acquisition of property, buildings and equipment	(1,024,000)	(204,000)
Net cash used in investing activities	(947,000)	(1,167,000)

Cash flows from financing activities:
Stock options	872,000	267,000
Payments on long term debt	(198,000)	(180,000)
Capitalized loan costs	—	(2,000)
Principal payment on capitalized lease obligations	(45,000)	(36,000)
Net cash provided by financing activities	629,000	49,000

Net change in cash and cash equivalents	94,000	(238,000)

Cash and cash equivalents at beginning of period	491,000	692,000

Cash and cash equivalents at end of period	$585,000	$454,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$177,000	$204,000
Income taxes	$468,000	$407,000
Non cash investing and financing activities:
Accrued dividend payable	$2,695,000	$2,253,000
Exchange of notes receivable for equipment and leaseholds	$1,285,500	—
Transfer of debt as a part of the sale of assets	$616,000	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”) and Star Buffet Management, Inc. (“SBMI”) (collectively the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods. Certain reclassifications have been made to the fiscal 2006 consolidated financial statements to conform to the fiscal 2007 presentation. The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company’s operations. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following is a summary of the Company’s restaurant properties as of May 22, 2006. The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurant Division. The Company’s reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The North’s Star segment includes three JJ North’s Country Buffet restaurants and one North’s Star Buffet restaurant, of which one JJ North’s Country Buffet and one North’s Star Buffet are non-operating units. The Florida Buffets Division includes two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffet Division also includes four non-operating units. The Company closed one BuddyFreddys Country Buffet on June 9, 2006 without incurring any costs associated with the leaseholds or the lease. The Summit Restaurants Division included the Company’s eight JB’s Restaurants at the beginning of the quarter, which includes two non-operating JB’s Restaurants. One of the two JB’s Restaurant non-operating units in Laramie, Wyoming was sold in March 2006. The Summit Restaurant Division acquired four K-BOB’S Restaurants during the quarter. The Company acquired three K-BOB’S restaurants on January 31, 2006 for $1,285,500 in Tucumcari, New Mexico, Beeville, Texas and Lamesa, Texas. The Company also acquired the K-BOB’S restaurant in Dumas, Texas on February 28, 2006. The Dumas purchase price was approximately $700,000 in cash for the equipment, building and land. The Summit Restaurants Division also includes the Casa Bonita restaurant in Denver, Colorado.

	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Owned	3	1	5	4	13
Leased	11	3	6	8	28
Total	14	4	11	12	41

In addition to the above summary, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho. The Company leases the restaurant facility to a JB’s franchisee.

As of May 22, 2006, the Company’s operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	11	—	11
Idaho	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	1	3
Oregon	—	1	—	—	1
Texas	—	—	—	3	3
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	14	4	11	12	41

As of May 22, 2006, the Company’s non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Total	—	2	4	1	7

As of May 23, 2005, the Company’s operating and non-operating restaurants were located in the following states:

	Number of Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	11	—	11
Idaho	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	—	2
Oklahoma	—	—	—	1	1
Oregon	—	1	—	—	1
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	1	2
Total	14	4	11	10	39

As of May 23, 2005, the Company’s non-operating restaurants were located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Wyoming	—	—	—	1	1
Total	—	2	4	2	8

The operating results for the 16-week period ended May 23, 2005 included operations shown in the tables above and the fixed charges for seven restaurants closed during the entire quarter and one restaurant closed during the quarter. At the end of the first quarter of fiscal 2006, three non-operating stores were held for repositioning, one non-operating restaurant was held for sale and the three remaining closed restaurants were leased to third parties.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Related Party Transactions

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of the Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 48% of the Company’s outstanding common shares including options to purchase stock and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulated that Mr. Wheaton would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management elected not to record any interest income on the loans until the interest income was paid to the Company. On June 8, 2005, Mr. Wheaton paid the principal balance of $698,000 in full and paid $250,000 in interest. On May 22, 2006, Mr. Wheaton paid the final interest payment of $43,713.

Note (C) Segment and Related Reporting

The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurants Division. The Company’s reportable segments are aggregated based on brand similarities of operating segments.

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

(Dollars in Thousands)

16 Weeks Ended May 22, 2006	HomeTown Buffet	North’s Star(1)	Florida Buffet(2)	Summit Restaurants(3)	Other	Total
Revenues	$9,177	$726	$3,775	$5,084	$—	$18,762
Interest income	—	—	—	—	58	58
Interest expense	(52)	—	—	—	(127)	(179)
Depreciation & amortization	306	27	140	150	24	647
Income (loss) before income taxes	472	(108)	351	918	(637)	996
Total assets	11,654	4,195	7,944	7,867	3,544	35,204

16 Weeks Ended May 23, 2005
Revenues	$9,484	$743	$3,815	$4,827	$—	$18,869
Interest income	—	—	—	—	28	28
Interest expense	(55)	—	—	—	(149)	(204)
Depreciation & amortization	307	26	193	129	19	674
Impairment of long-lived assets	7	31	77	6	—	121
Income (loss) before income taxes	912	(81)	372	697	(562)	1,338
Total assets	12,414	4,337	8,732	6,654	3,011	35,148

(1) Included in the reportable segment for the quarter ended May 22, 2006 are two locations closed for the entire quarter. These locations incurred $0 of impairment expense in the quarter ended May 22, 2006. These locations have a net book value of equipment of $23,000, buildings and leaseholds of $510,000 and land of $224,000 included in total assets at May 22, 2006.

Included in the reportable segment for the quarter ended May 23, 2005 are two locations closed for the entire quarter. These locations incurred $11,000 of impairment expense in the quarter ended May 23, 2005. These locations have a net book value of equipment of $47,000, buildings and leaseholds of $502,000 and land of $224,000 included in total assets at May 23, 2005.

(2) Included in the reportable segment for the quarter ended May 22, 2006 are four locations closed for the entire quarter. These four locations incurred $52,000 of depreciation and amortization and $0 of impairment expense in the quarter ended May 22, 2006. These locations have a net book value of equipment of $536,000, buildings of $1,785,000 and land of $1,559,000 included in total assets at May 22, 2006.

Included in the reportable segment for the quarter ended May 23, 2005 are four locations closed for the entire quarter. These four locations incurred $75,000 of depreciation and amortization and $18,000 of impairment expense in the quarter ended May 23, 2005. These locations have a net book value of equipment of $618,000, buildings of $1,828,000 and land of $1,559,000 included in total assets at May 23, 2005.

(3) Included in the reportable segment for the quarter ended May 22, 2006 are two locations closed for the entire quarter. The locations represent $0 in land in total assets. These locations represent $92,000, 517,000 and $228,000 of net book value of equipment, buildings and land included in total assets, respectively, and incurred $8,500 in depreciation and amortization expense and $0 of impairment expense.

Included in the reportable segment for the quarter ended May 23, 2005 are two locations closed for the entire quarter and one location opened for 10 weeks during the quarter. The locations have a net book value of $386,000 for land included in total assets. These locations represent $44,000 and $905,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $8,700 in depreciation and amortization expense and $5,000 of impairment expense. The location opened for 10 weeks had revenues of $113,000.

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

16 Weeks Ended May 22, 2006	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding — basic	$672,000	3,093,648	$0.22
Dilutive stock options	—	34,582	—
Weighted average common shares outstanding — diluted	$672,000	3,128,230	$0.21

16 Weeks Ended May 23, 2005
Weighted average common shares outstanding — basic	$876,000	2,958,774	$0.30
Dilutive stock options	—	247,608	—
Weighted average common shares outstanding — diluted	$876,000	3,206,382	$0.27

Average shares used in the sixteen weeks ended May 22, 2006 and May 23, 2005 to calculate diluted earnings per share exclude stock options to purchase 489,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

Note (E) Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. Goodwill is tested for impairment at the reporting unit level. The Company reviews goodwill for possible impairment by restaurant.

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

The Company has an independent evaluation of goodwill conducted every three years. The most recent independent valuation was conducted as of February 1, 2005. There were not any goodwill impairment losses for the 16-week periods ended May 22, 2006 and May 23, 2005.

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

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	May 22, 2006	January 30, 2006
Property, buildings and equipment:
Furniture, fixtures and equipment	$13,180,000	$11,913,000
Land	3,235,000	3,085,000
Buildings and leasehold improvements	21,294,000	20,402,000
	37,709,000	35,400,000
Less accumulated depreciation	(20,548,000)	(20,042,000)
	$17,161,000	$15,358,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,349,000)	(2,308,000)
	$844,000	$885,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds currently in seven non-operating units. Three of the seven units are leased to third-party operators, three units are closed for remodeling and repositioning and one unit is included in property held for sale at May 22, 2006. In addition to the above summary, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho. The Company leases the restaurant facility to a JB’s franchisee. The components are as follows:

	May 22, 2006	January 30, 2006
Property and equipment leased to third parties:
Equipment	$892,000	$892,000
Land	1,370,000	1,370,000
Buildings and leaseholds	3,083,000	3,083,000
	5,345,000	5,345,000

Less accumulated depreciation	(1,671,000)	(1,611,000)
	$3,674,000	$3,734,000

	May 22, 2006	January 30, 2006
Property, buildings and equipment held for future use:
Equipment	$6,324,000	$6,431,000
Land	741,000	899,000
Buildings and leaseholds	1,465,000	1,935,000
	8,530,000	9,265,000

Less accumulated depreciation	(5,914,000)	(6,109,000)
	$2,616,000	$3,156,000

	May 22, 2006	January 30, 2006
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded impairment expense of $0 and $121,000 in the first quarter of fiscal 2007 and fiscal 2006, respectively, as a result of decreasing the carrying value of assets held for future use.

Note (H) Stock-Based Compensation

In 2004, the FASB issued a revision to SFAS No. 123 “Share Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and recording of such expense in our condensed consolidated statements of income. In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date for recording the compensation expense in the statement of operations under SFAS 123R until the beginning of the first annual period after June 15, 2006.

On January 31, 2006 we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS 123(R)). SFAS 123(R) requires the recognition of compensation costs relating to share based payment transactions in the financial statements. We have elected the modified prospective application method of reporting. Prior to the adoption of SFAS 123(R) we elected to account for stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted. Our stock-based compensation plans are summarized in the table below:

Name of Plan	Shares Authorized	Shares Available	Plan Expiration
1997 Stock Incentive Plan	750,000	1,000	February 2015

Stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015. The 1997 Plan provides for “incentive stock options,” within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Board of Directors has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, time when options will be granted, terms of options granted and number of shares which will be subject to options granted under the 1997 Plan.

The stock option transactions and the options outstanding are summarized as follows:

	16 Weeks Ended
	May 22, 2006		May 23, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	696,000	$8.90	701,000	$9.88
Granted	—	—	49,000	$6.70
Exercised	167,000	$5.22	53,000	$5.00
Forfeited	—	—	0	$5.00
Outstanding at end of period	529,000	$11.56	697,000	$10.04

Exercisable at end of period	529,000	$11.56	697,000	$10.04

Weighted average fair value of options granted during the period	$ N/A		$6.70

We have elected the Black-Scholes method of valuation for fiscal 2006 and used the following assumptions:

	16 Weeks Ended
	May 22, 2006	May 23,2005

Weighted average risk free interest rate	N/A	4.0%
Expected life	N/A	5 years
Expected Dividend rate	N/A	7.5%
Weighted average volatility	N/A	37.5%

To estimate expected lives for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested. It is initially assumed that all options will vest. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

Total fair value of options granted was approximately $0 and $330,000 for the 16 weeks ended May 22, 2006 and May 23, 2005, respectively. The amounts are amortized ratably over the vesting period of the options. The effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R) was a charge of $61,000 to income before income taxes. There was no tax effect on the income statement due to a full valuation allowance recorded against the deferred tax assets. As a result of the valuation allowance, the adoption of SFAS 123(R) had no effect on cash flows. The effect of the adoption of SFAS 123(R) on basic and diluted earnings per share was a negative $0.02 for the 16 weeks ended May 23, 2005.

There were no options granted during the 16 weeks ended May 22, 2006. The following table illustrates the pro-forma effect on net income and on the net income per share, as if we had applied the fair value recognition provisions of SFAS No. 123.

16 Weeks Ended May 23, 2005
Net income, as reported	$876,000
Compensation included in net income, as reported	—
Compensation expense, net of tax	61,000
Net income, pro forma	815,000
Basic Earnings Per Share:
As reported	0.30
Pro forma	0.28
Diluted Earnings per Share:
As reported	0.27
Pro forma	0.25

The following summarizes information about stock options outstanding at May 22, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	12,000	3.4	$5.00	12,000	$5.00
$ 6.70	28,000	8.7	$6.70	28,000	$6.70
$12.00	489,000	1.3	$12.00	489,000	$12.00
	529,000			529,000

For options granted during the quarter ended May 23, 2005, the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions:

Assumptions:	16 Weeks ended May 23, 2005
Weighted average risk-free interest rate	4.0%
Weighted average volatility	37.5%
Expected life	5 years
Dividends	7.5%

During the first quarter of fiscal 2006, the Company granted 49,200 fully vested stock options at an exercise price equal to the current fair value of the stock. The Company did not grant any stock options in the first quarter of fiscal 2007.

Note (I) Commitments and Contingencies

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

Since his appointment, the receiver has remitted only approximately $56,000 in loan repayments and no payments have been made since September of 2005. The Company initiated certain legal actions designed to expedite the liquidation of North’s assets and repay amounts owed to Star Buffet. On April 25, 2006, the Company noticed all relevant parties of its intent to foreclose. Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party. The motion was approved and at this point Star Buffet awaits the completion of this sale.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates (“K-BOB’S”). In accordance with the terms of the strategic alliance, Star Buffet agreed to lend K-BOB’S up to $1.5 million on a long-term basis. The Company has loaned K-BOB’S $1.5 million and the current balance is $214,500. In exchange, K-BOB’S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas in the United States. On January 31, 2006, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants.

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to change of control of the Company or is terminated, unless the termination is for cause. Mr. Wheaton’s employment contract also includes an annual bonus of $25,000.

Note (J) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective tax rate of approximately 32.6% and 35% as of May 22, 2006 and May 23, 2005, respectively. The quarter ending May 22, 2006 also included a state income refund for the prior year.

Note (K) Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $53,500 and $42,500 for the 16-week periods ended May 22, 2006 and January 30, 2006, respectively.

Note (L) Subsequent Events

On June 1, 2006, the Company entered into a $564,000 five year real estate mortgage with Dalhart Federal Savings and Loan Association. The mortgage has monthly payments beginning July 1, 2006 with a balloon payment on June 1, 2011. The mortgage is secured by the Company’s K-BOB’S Restaurant in Dumas, Texas.

On February 24, 2006, the Board of Directors approved the Company’s third annual dividend of $0.60 per common share, a $0.10 increase from the prior year, and a special dividend of $0.25 per common share. Both were paid on June 7, 2006 to shareholders of record on May 11, 2006.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006. Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or underperforming or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 30, 2006, and other filings with the Securities and Exchange Commission.

Overview

Consolidated net income for the 16-week period ended May 22, 2006 decreased $204,000 to $672,000 or $0.21 per share on a diluted basis as compared with net income of $876,000 or $0.27 per share for the comparable prior year period. The decrease in net income is primarily due to an increase in maintenance and repairs of $169,000, utilities of $115,000 and general administrative expense of $171,000 partially offset by a gain on sale of assets of $234,000. Total revenues decreased $107,000 or 0.6% from $18.9 million in the 16 weeks ended May 23, 2005 to $18.8 million in the 16 weeks ended May 22, 2006. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet division and the closure of one Casa Bonita in the third quarter of fiscal 2006 partially offset by the sales of four acquired K-BOB’s restaurants.

Recent Developments

The Company acquired three K-BOB’S Restaurants in Tucumcari, New Mexico, Beeville, Texas and Lamesa, Texas on January 31, 2006 for $1,285,500. Further, the Company acquired the land, building and equipment of the K-BOB’S Restaurant in Dumas, Texas on February 28, 2006 for $700,000. The Company also sold its restaurant in Laramie, Wyoming in March 2006 for approximately $780,000 which had a $616,000 mortgage that was paid as part of the sale. In April 2006, the Company entered into a Strategic Alliance with Western Sizzlin Corporation. In accordance with the terms of this agreement, the Company plans to convert certain of its existing restaurants to the Western Sizzlin brand; test a newly developed Western Sizzlin buffet prototype and seek to acquire selected Western Sizzlin franchised restaurants. Additionally, as an important element of the Strategic Alliance, the Company and Western Sizzlin will explore a number of identified opportunities to reduce operating and administrative expenses.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 22, 2006 and May 23, 2005.

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Total revenues	100.0%	100.0%

Costs and expenses
Food costs	35.2	34.7
Labor costs	32.1	31.2
Occupancy and other expenses	20.6	18.9
General and administrative expenses	4.4	3.5
Depreciation and amortization	3.5	3.6
Impairment of long-lived assets	—	0.6
Total costs and expenses	95.9	92.5

Income from operations	4.1	7.5

Interest expense	(0.9)	(1.1)
Interest income	0.3	0.2
Other income	0.6	0.5
Gain on sale of assets	1.2	—
Income before income taxes	5.3	7.1

Income taxes	1.7	2.4

Net income	3.6%	4.7%

Effective income tax rate	32.6%	35.0%

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

(Dollars in Thousands)

16 Weeks Ended May 22, 2006	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
Revenues	$9,177	$726	$3,775	$5,084	$—	$18,762
Food cost	3,440	309	1,346	1,515	—	6,610
Labor cost	2,776	272	1,213	1,764	—	6,025
Interest income	—	—	—	—	58	58
Interest expense	(52)	—	—	—	(127)	(179)
Depreciation & amortization	306	27	140	150	24	647
Income (loss) before income taxes	472	(108)	351	918	(637)	996

16 Weeks Ended May 23, 2005	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
Revenues	$9,484	$743	$3,815	$4,827	$—	$18,869
Food cost	3,514	304	1,361	1,359	—	6,538
Labor cost	2,739	258	1,177	1,715	—	5,889
Interest income	—	—	—	—	28	28
Interest expense	(55)	—	—	—	(149)	(204)
Depreciation & amortization	307	26	193	129	19	674
Impairment of long-lived assets	7	31	77	6	—	121
Income (loss) before income taxes	912	(81)	372	697	(562)	1,338

(1) The same store sales declined this year resulting in higher food costs for HomeTown Buffet as a percentage of sales. The lower same store sales also resulted in a higher labor cost as a percent of sales. The Hometown Buffet division also had higher maintenance, repairs and utilities expense in the current year compared to the prior year. Management believes sales decreased because of general economic conditions including higher gas prices and increased competition in certain areas. Utility expense increased this year as compared to the prior year primarily because of higher costs for both electric and gas.

(2) The same store sales declined this year resulting in higher food costs for North’s Star as a percentage of sales. The lower same store sales also resulted in a higher labor cost as a percent of sales. The North’s Star division also had higher maintenance, repairs and utilities expense in the current year compared to the prior year. Management believes sales decreased because of general economic conditions including higher gas prices and increased competition in certain areas. Utility expense increased this year as compared to the prior year primarily because of higher costs for both electric and gas.

(3) The decline in income before income taxes in the Florida Division was primarily the result of higher maintenance, repair and utilities expense in the current year compared to the prior year. Utility expense increased this year as compared to the prior year primarily because of higher costs for both electric and gas.

(4) The increase in sales from the four new K-BOB’s Restaurants of approximately $1,071,000 more than offset the sales loss of approximately $750,000 from the Casa Bonita Restaurant closed during the third quarter of fiscal 2006 in the Summit Restaurant division. The increase in income before income taxes was primarily the $234,000 gain on selling the restaurant facility in Laramie, Wyoming.

Total revenues decreased $107,000 or 0.6% from $18.9 million in the 16 weeks ended May 23, 2005 to $18.8 million in the 16 weeks ended May 22, 2006. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet division and the closure of one Casa Bonita in the third quarter of fiscal 2006 partially offset by the sales in the four new K-BOB’S restaurants.

Food costs as a percentage of total revenues increased from 34.7% during the 16-week period ended May 23, 2005 to 35.2% during the 16-week period ended May 22, 2006. The increase as a percentage of total revenues was primarily attributable to lower same store sales as compared to the same period last year. Each restaurant segment experienced a higher food cost than the same period last year except the Florida Buffet Division. The Summit Restaurant Division increase was partially attributable to the closing of one Casa Bonita restaurant in the third quarter of fiscal 2006. The Casa Bonita restaurants have traditionally had a lower food cost than the full line buffets.

Labor costs as a percentage of total revenues increased from 31.2% during the 16-week period ended May 23, 2005 to 32.1% during the 16-week period ended May 22, 2006. The increase as a percentage of total revenues was primarily attributable to lower same store sales as compared to last year. The Summit Restaurant Division was the only division to improve labor as compared to the prior year.  The Summit Restaurant Division improvement was primarily because of the addition of the four K-BOB’S restaurants in the current year.

Occupancy and other expenses as a percentage of total revenues increased from 19.4% during the 16-week period ended May 23, 2005 to 20.6% during the 16-week period ended May 22, 2006. The increase as a percentage of total revenues was primarily attributable to the increase in maintenance and repairs of $169,000 and the increase in utilities of $115,000.

General and administrative expense as a percentage of total revenues increased from 3.5% during the 16-week period ended May 23, 2005 to 4.4% during the 16-week period ended May 22, 2006. The increase as a percentage of total revenues was primarily attributable to higher corporate and fields payrolls for the 16 weeks ended May 22, 2006 as compared to the same period of the prior year.

Depreciation and amortization expense as a percentage of total revenues decreased from 3.6% during the 16-week period ended May 23, 2005 to 3.5% during the 16-week period ended May 22, 2006. The decrease as a percentage of total revenues was primarily attributable to certain assets being fully depreciated in the current year as compared to the prior year.

Impairment of long-lived assets as a percentage of total revenues decreased from 0.6% during the 16-week period ended May 23, 2005 to 0.0% during the 16-week period ended May 22, 2006. The impairment in fiscal 2005 was a result of decreasing the carrying value of assets held for future use.

Interest expense as a percentage of total revenues decreased from 1.1% during the 16-week period ended May 23, 2005 to 0.9% during the 16-week period ended May 22, 2006. The decrease as a percentage of total revenues was primarily attributable to lower average debt balance in the first quarter of fiscal 2006 as compared to fiscal 2005.

Interest income increased from $28,000 for the 16-week period ended May 23, 2005 to $58,000 for the 16-week period ended May 22, 2006. The interest income was generated by the Company’s outstanding notes receivable balances and the interest income from the final interest payment by Robert E. Wheaton of approximately $43,700. The increase in interest income is primarily attributable to the income from the loan with Mr. Wheaton.

Other income is rental income from the Company’s leased properties. Rental income was $105,000 for four properties leased for the entire 16-week period ended May 22, 2006. Rental income was $90,000 for four properties leased for the entire 16-week period ended May 23, 2005.

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

As of May 22, 2006, the Company had $585,000 in cash. Cash and cash equivalents increased by $94,000 during the 16 weeks ended May 22, 2006. The net working capital deficit was $(6,424,000) and $(4,510,000) at May 22, 2006 and January 30, 2006, respectively. The increase in the net working capital deficit is primarily due to the dividend payable. Total cash provided by operations for the 16 weeks ended May 22, 2006 was approximately $412,000 as compared to approximately $880,000 in the 16 weeks ended May 23, 2005. The Company spent approximately $1,024,000 on capital expenditures in the first quarter of fiscal 2007 including approximately $700,000 to purchase the equipment, building and land in the K-BOB’s Restaurant in Dumas, Texas. The Company also reduced its note receivable from K-BOB’s Capital Resource Group, Ltd. by $1,285,500 on January 31, 2006 when the Company purchased three K-BOB’S Restaurants. The Company received approximately $872,000 from the exercise of stock options during the first quarter of fiscal 2007. Total debt decreased by approximately $774,000 in the first quarter of fiscal 2007 primarily as a result of the sale of the restaurant facility in Laramie, Wyoming and the resulting debt payment of approximately $616,000.

The Company has a revolving line of credit with M&I Marshall & Ilsley Bank (the “revolving line of credit”) which provides working capital for the Company. The revolving line of credit bears interest at LIBOR plus two percent per annum and is renewable subject to credit review on an annual basis. The revolving line of credit contains covenants which require the Company to maintain certain financial ratios and other covenants that restrict annual amounts for capital expenditures and dividends. As of May 22, 2006, the Company was in compliance with these covenants.

On May 24, 2006, the Company extended the revolving line of credit due date from May 31, 2006 to June 15, 2007 and increased the credit limit from $2,000,000 to $3,000,000. The revolving line of credit balance was $0 on May 22, 2006 and $1,490,000 on June 22, 2006. As of June 22, 2006, $1,510,000 was available on the revolving line of credit. In addition, the revolving line of credit was amended to permit the Company to pay up to $2,700,000 in annual dividends and to spend up to $8,000,000 in capital expenditures. The revolving line of credit also permits the Company to repurchase up to 250,000 shares of common stock, although as of June 22, 2006, no shares had been repurchased.

The Company believes that available cash, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Management does not believe the net working capital deficit will have any effect on the Company’s ability to operate the business and meet obligations as they come due in the next 12 months. The Company projects that operating cash flows will exceed planned capital expenditures in the next 12 months and that funds may be available to return capital to stockholders in the form of dividends, share repurchases or both. There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements for the next 12 months or beyond.

It is possible that changes in the Company’s operating results, unavailable loan capacity from the existing credit facility, acceleration of the Company’s capital expenditure plans, potential acquisitions or other events may cause the Company to seek additional financing. Additional financing may be raised through public or private equity and/or debt financing or from other sources. Additionally, the Company’s revolving line of credit expires on June 15, 2007. Although it is unlikely at this time, there can be no assurance that required financings will be available on acceptable terms or at all.

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

Impairment of Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. Goodwill is tested for impairment by restaurant.

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

.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$5,462	$600	$1,352	$2,879	$631
Operating leases	9,901	2,390	3,780	2,002	1,729
Capital leases	2,200	309	636	595	660
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$17,563	$3,299	$5,768	$5,476	$3,020

New Accounting Pronouncements

The Company previously utilized the method of accounting for employee stock options allowed under APB Opinion 25 and had adopted the disclosure provisions of SFAS No.123, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. In 2004, the Financial Accounting Standards Board (“SFAS”) issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. With the Company’s adoption of SFAS 123R on January 31, 2006, the Company expects the adoption to potentially have a significant adverse impact on our consolidated statements of operations and net income per share starting in fiscal 2007.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We adopted the requirements of this Statement as of January 31, 2006. The adoption of this statement did not have a material impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $3.0 million Revolving Line of Credit, of which $0 was outstanding as of May 22, 2006 and $1,490,000 on June 22, 2006. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 6.8% in fiscal 2007). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There has been no change in our internal control over financial reporting during the quarter ended May 22, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has ongoing litigation with North’s Restaurants, Inc. as described in more detail in Note I to the condensed consolidated financial statements included herein.

Item 6.  Exhibits

(a)           The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Amendment to Revolving Line of Credit with M&I Marshall & Ilsley Bank dated May 24, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated June 29, 2006.

*Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

**Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES

June 29, 2006	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

June 29, 2006	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer