Form 10-Q
period 2006-08-14
STAR BUFFET INC
filed 2006-09-21
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark  One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 14, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 14, 2006, there were 3,170,675 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 14, 2006	January 30, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$622,000	$491,000
Current portion of notes receivable	43,000	39,000
Receivables	441,000	297,000
Inventories	456,000	429,000
Deferred income taxes	221,000	258,000
Prepaid expenses	304,000	132,000

Total current assets	2,087,000	1,646,000

Property, buildings and equipment:
Property, buildings and equipment, net	17,743,000	15,358,000
Property and equipment leased to third parties, net	3,630,000	3,734,000
Property, buildings and equipment held for future use	2,616,000	3,156,000
Property and equipment under capitalized leases, net	813,000	885,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	25,733,000	24,064,000

Other assets:
Notes receivable, net of current portion	1,888,000	4,399,000
Deposits and other	144,000	133,000

Total other assets	2,032,000	4,532,000

Deferred income taxes, net	2,297,000	2,190,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	655,000	715,000

Total intangible assets	2,332,000	2,392,000

Total assets	$34,481,000	$34,824,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	August 14, 2006	January 30, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$2,286,000	$2,178,000
Payroll and related taxes	1,177,000	1,131,000
Sales and property taxes	972,000	666,000
Rent, licenses and other	513,000	508,000
Income taxes payable	1,037,000	891,000
Revolving line of credit	372,000	—
Current maturities of obligations under long-term debt	661,000	640,000
Current maturities of obligations under capital leases	150,000	142,000

Total current liabilities	7,168,000	6,156,000

Deferred rent payable	1,315,000	1,317,000
Other long-term liability	—	34,000
Capitalized lease obligations, net of current maturities	1,312,000	1,397,000
Long-term debt, net of current maturities	5,242,000	5,636,000

Total liabilities	15,037,000	14,540,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,170,675 and 3,003,425 shares	3,000	3,000
Additional paid-in capital	17,490,000	16,618,000
Retained earnings	1,951,000	3,663,000

Total stockholders’ equity	19,444,000	20,284,000

Total liabilities and stockholders’ equity	$34,481,000	$34,824,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 14,	August 15,	August 14,	August 15,
	2006	2005	2006	2005
Total revenues	$13,632,000	$13,788,000	$32,395,000	$32,656,000

Costs and expenses
Food costs	4,627,000	4,550,000	11,237,000	11,088,000
Labor costs	4,521,000	4,391,000	10,547,000	10,280,000
Occupancy and other expenses	2,924,000	2,755,000	6,797,000	6,319,000
General and administrative expenses	503,000	530,000	1,332,000	1,189,000
Depreciation and amortization	476,000	508,000	1,123,000	1,181,000
Impairment of long-lived assets	—	194,000	—	314,000

Total costs and expenses	13,051,000	12,928,000	31,036,000	30,371,000

Income from operations	581,000	860,000	1,359,000	2,285,000

Interest expense	(148,000)	(173,000)	(326,000)	(378,000)
Interest income	9,000	274,000	66,000	302,000
Other income	61,000	89,000	166,000	179,000
Gain on sale of assets	—	—	234,000	—

Income before income taxes	503,000	1,050,000	1,499,000	2,388,000

Income taxes	193,000	342,000	517,000	804,000

Net income	$310,000	$708,000	$982,000	$1,584,000

Net income per common share — basic	$0.10	$0.24	$0.31	$0.53
Net income per common share — diluted	$0.10	$0.22	$0.31	$0.49

Weighted average shares outstanding — basic	3,170,675	3,003,425	3,126,659	2,977,910
Weighted average shares outstanding — diluted	3,179,116	3,210,568	3,150,038	3,208,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-eight Weeks Ended
	August 14, 2006	August 15, 2005
Cash flows from operating activities:
Net income	$982,000	$1,584,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,110,000	1,169,000
Amortization of loan cost	13,000	12,000
Gain on sale of assets	(234,000)	—
Impairment of long-lived assets	—	314,000
Deferred income taxes	(70,000)	(73,000)
Change in operating assets and liabilities:
Receivables	(144,000)	182,000
Inventories	(27,000)	(51,000)
Prepaid expenses	(172,000)	(242,000)
Deposits and other	(11,000)	(4,000)
Deferred rent payable	(2,000)	(2,000)
Accounts payable-trade	108,000	(30,000)
Income taxes payable	146,000	370,000
Other accrued liabilities	323,000	(411,000)
Total adjustments	1,040,000	1,234,000
Net cash provided by operating activities	2,022,000	2,818,000

Cash flows from investing activities:
Acquisition of license	—	(25,000)
Proceeds from sale of assets	159,000	—
Interest income	(2,000)	(2,000)
Loan repayment by officer	—	698,000
Receipts from payments on notes receivable	1,323,000	67,000
Issuance of note receivable	(100,000)	(1,375,000)
Acquisition of property, buildings and equipment	(1,983,000)	(312,000)
Net cash used in investing activities	(603,000)	(949,000)

Cash flows from financing activities:
Stock options	872,000	267,000
Payments on long term debt	(320,000)	(311,000)
Proceeds from issuance of long-term debt	564,000	—
Proceeds (payments) on line of credit, net	372,000	450,000
Capitalized loan costs	(4,000)	(8,000)
Principal payment on capitalized lease obligations	(77,000)	(63,000)
Dividends paid	(2,695,000)	(2,253,000)
Net cash used in financing activities	(1,288,000)	(1,918,000)

Net increase (decrease) in cash and cash equivalents	131,000	(49,000)

Cash and cash equivalents at beginning of period	491,000	692,000

Cash and cash equivalents at end of period	$622,000	$643,000

(Continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Twenty-eight Weeks Ended
	August 14, 2006	August 15, 2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$337,000	$356,000
Income taxes	$468,000	$507,000
Non cash investing and financing activities:
Exchange of notes receivable for equipment and leaseholds	$1,285,500	$—
Transfer of debt as a part of the sale of assets	$616,000	$—

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

The following is a summary of the Company’s restaurant properties as of August 14, 2006. The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurants Division. The Company’s reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The North’s Star segment includes three JJ North’s Country Buffet restaurants and one North’s Star Buffet restaurant, of which one JJ North’s Country Buffet and one North’s Star Buffet are non-operating units. The Florida Buffets Division includes two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffet Division also includes four non-operating units. The Company closed one BuddyFreddys Country Buffet on June 9, 2006 without incurring any costs associated with the leaseholds or the lease.  The Summit Restaurants Division included the Company’s eight JB’s Restaurants at the beginning of the fiscal year, which included two non-operating JB’s Restaurants.  The non-operating JB’s Restaurant in Laramie, Wyoming was sold in March 2006.  The Summit Restaurant Division acquired four K-BOB’S restaurants during the first quarter.  The Company acquired three K-BOB’S restaurants on January 31, 2006 in Tucumcari, New Mexico, Beeville, Texas and Lamesa, Texas.  The Company also acquired the K-BOB’S restaurant in Dumas, Texas on February 28, 2006.  The Summit Restaurants Division also includes the Casa Bonita restaurant in Denver, Colorado and a Pecos Diamond Steakhouse in Artesia, New Mexico which the Company acquired on July 11, 2006.

	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Owned	3	1	5	5	14
Leased	11	3	5	8	27
Total	14	4	10	13	41

In addition to the above summary, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho.  The Company leases the restaurant facility to a JB’s franchisee.

As of August 14, 2006, the Company’s operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	10	—	10
Idaho	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	2	4
Oregon	—	1	—	—	1
Texas	—	—	—	3	3
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	14	4	10	13	41

As of August 14, 2006, the Company’s non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Total	—	2	4	1	7

The following is a summary of the Company’s restaurant properties as of August 15, 2005. The HomeTown Buffet segment included the Company’s 14 franchised HomeTown Buffet restaurants. The North’s Star segment included two JJ North’s Country Buffet restaurants. The North’s Star segment also included two non-operating properties. The Florida Buffets Division included two BuddyFreddys restaurants, three BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffets Division also included four non-operating properties. The Summit Restaurants Division segment included the Company’s six JB’s Restaurants and two non-operating properties.  The Summit Restaurants Division also included two Casa Bonita restaurants.

	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Owned	3	1	5	4	13
Leased	11	3	6	6	26
Total	14	4	11	10	39

As of August 15, 2005, the Company’s operating and non-operating restaurants were located in the following states:

	Number of Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	11	—	11
Idaho	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	—	2
Oklahoma	—	—	—	1	1
Oregon	—	1	—	—	1
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	1	2
Total	14	4	11	10	39

As of August 15, 2005, the Company’s non-operating restaurants were located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Wyoming	—	—	—	1	1
Total	—	2	4	2	8

The operating results for the 12-week period ended August 14, 2006 included operations shown in the tables above and the lease income and fixed charges for the seven restaurants closed during the entire quarter. Two non-operating stores continue to be closed at the end of the second quarter of fiscal 2007 for repositioning and one non-operating restaurant is for sale and is recorded as property held for sale. The four remaining closed restaurants have been leased to third parties.

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

28 Weeks Ended August 14, 2006	HomeTown Buffet	North’s Star(1)	Florida Buffet(2)	Summit(3) Restaurants	Other	Total
	(Dollars in Thousands)
Revenues	$15,318	$1,234	$5,892	$9,951	$—	$32,395
Interest income	—	—	—	—	66	66
Interest expense	(90)	—	—	—	(236)	(326)
Depreciation & amortization	537	47	239	263	38	1,123
Impairment of long-lived assets	—	—	—	—	—	—
Income (loss) before income taxes	471	(213)	322	1,988	(1,069)	1,499
Total assets	11,582	2,892	7,880	8,738	3,389	34,481

28 Weeks Ended August 15, 2005	HomeTown Buffet	North’s Star(1)	Florida Buffet(2)	Summit(3) Restaurants	Other	Total
Revenues	$15,800	$1,258	$6,060	$9,538	$—	$32,656
Interest income	—	—	—	—	302	302
Interest expense	(98)	—	—	—	(280)	(378)
Depreciation & amortization	538	46	339	225	33	1,181
Impairment of long-lived assets	18	74	174	48	—	314
Income (loss) before income taxes	1,172	(187)	351	1844	(792)	2,388
Total assets	12,289	4,247	8,488	6,619	3,536	35,179

(1)             Included in the reportable segment for the 28 weeks ended August 14, 2006 are two locations that were closed for the entire 28 weeks.  These locations incurred $0 of impairment expense in the 28 weeks ended August 14, 2006. These locations have a net book value of equipment of $23,000, buildings and leaseholds of $510,000 and land of $224,000 included in total assets at August 14, 2006.

Included in the reportable segment for the 28 weeks ended August 15, 2005 are two locations that were closed for the entire 28 weeks.  These locations incurred $26,000 of impairment expense in the 28 weeks ended August 15, 2005. These locations have a net book value of equipment of $23,000, buildings and leaseholds of $510,000 and land of $224,000 included in total assets at August 15, 2005.

(2)             Included in the reportable segment for the 28 weeks ended August 14, 2006 are four locations that were closed for the entire 28 weeks.  These four locations incurred $91,000 of depreciation and amortization and $0 of impairment expense for the 28 weeks ended August 14, 2006. These locations have a net book value of equipment of $515,000, buildings of $1,767,000 and land of $1,559,000 included in total assets at August 14, 2006.

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

(3)             Included in the reportable segment for the 28 weeks ended August 14, 2006 is a single location that was closed for the entire 28 weeks. These locations incurred $12,000 in depreciation and amortization expense during the 28 weeks ended August 14, 2006. These locations have a net book value of equipment of $92,000, buildings of $513,000 and land of $228,000 included in total assets at August 14, 2006.

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

	Net Income	Shares	Per Share Amount
12 Weeks Ended August 14, 2006
Weighted average common shares outstanding — basic	$310,000	3,170,675	$0.10
Dilutive stock options	—	8,441	—
Weighted average common shares outstanding — diluted	$310,000	3,179,116	$0.10

12 Weeks Ended August 15, 2005
Weighted average common shares outstanding — basic	$708,000	3,003,425	$0.24
Dilutive stock options	—	207,143	—
Weighted average common shares outstanding — diluted	$708,000	3,210,568	$0.22

	Net Income	Shares	Per Share Amount
28 Weeks Ended August 14, 2006
Weighted average common shares outstanding — basic	$982,000	3,126,659	$0.31
Dilutive stock options	—	23,379	—
Weighted average common shares outstanding — diluted	$982,000	3,150,038	$0.31

28 Weeks Ended August 15, 2005
Weighted average common shares outstanding — basic	$1,584,000	2,977,910	$0.53
Dilutive stock options	—	230,280	—
Weighted average common shares outstanding — diluted	$1,584,000	3,208,190	$0.49

Average shares used in the 12 weeks ended August 14, 2006 and August 15, 2005 diluted earnings per share computations exclude stock options to purchase 489,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Average shares used in the 28 weeks ended August 14, 2006 and August 14, 2005 diluted earnings per share computations exclude stock options to purchase 489,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2005. There were not any goodwill impairment losses for the 16-week periods ended August 14, 2006 and August 15, 2005.

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

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	August 14, 2006	January 30, 2006
Property, buildings and equipment:
Furniture, fixtures and equipment	$13,380,000	$11,913,000
Land	3,410,000	3,085,000
Buildings and leasehold improvements	21,878,000	20,402,000
	38,668,000	35,400,000
Less accumulated depreciation	(20,925,000)	(20,042,000)
	$17,743,000	$15,358,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,380,000)	(2,308,000)
	$813,000	$885,000

Total property, buildings and equipment includes the following land, equipment, buildings and leaseholds currently in eight non-operating units. Four of the seven units are leased to third-party operators, two units are closed for remodeling and repositioning and one unit is included in property held for sale at August 14, 2006. The components of property, buildings and equipment are as follows:

	August 14, 2006	January 30, 2006
Property and equipment leased to third parties:
Equipment	$892,000	$892,000
Land	1,370,000	1,370,000
Buildings and leaseholds	3,083,000	3,083,000
	5,345,000	5,345,000

Less accumulated depreciation	(1,715,000)	(1,611,000)
	$3,630,000	$3,734,000

	August 14, 2006	January 30, 2006
Property, buildings and equipment held for future use:
Equipment	$6,324,000	$6,431,000
Land	742,000	899,000
Buildings and leaseholds	1,465,000	1,935,000
	8,531,000	9,265,000

Less accumulated depreciation	(5,915,000)	(6,109,000)
	$2,616,000	$3,156,000

	August 14, 2006	January 30, 2006
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded impairment expense of $0 and $171,000 for the 12 weeks ended August 14, 2006 and August 15, 2005, respectively, as a result of decreasing the carrying value of assets held for future use. The Company recorded impairment expense of $0 and $291,000 for the 28 weeks ended August 14, 2006 and August 14, 2005, respectively, as a result of decreasing the carrying value of assets held for future use. The Company also recorded impairment expense of $23,000 in the second quarter of the fiscal year 2006 for the expected closing of a restaurant in the third quarter due to the expiration of the lease.

Note (H) Stock-Based Compensation

In 2004, the FASB issued a revision to SFAS No. 123 “Share Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and recording of such expense in our condensed consolidated statements of income.  In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date for recording the compensation expense in the statement of operations under SFAS 123R until the beginning of the first annual period ending after June 15, 2006.

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

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration

1997 Stock Incentive Plan	750,000	1,000	February 2015

Stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.   The 1997 Plan provides for the grant of “incentive stock options,” within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Board of Directors has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, terms of options granted and number of shares which will be subject to options granted under the 1997 Plan.

The stock option transactions and the options outstanding are summarized as follows:

	28 Weeks Ended
	August 14, 2006		August 15, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	696,000	$8.90	701,000	$9.88
Granted	—	—	49,000	$6.70
Exercised	167,000	$5.22	53,000	$5.00
Forfeited	—	—	0	$5.00
Outstanding at end of period	529,000	$11.56	697,000	$10.04

Exercisable at end of period	529,000	$11.56	697,000	$10.04

Weighted average fair value of options granted during the period	$ N/A		$6.70

We have elected the Black-Scholes method of valuation for fiscal 2006 and used the following assumptions:

	28 Weeks Ended
	August 14, 2006	August 15, 2005

Weighted average risk free interest rate	N/A	4.0%
Expected life	N/A	5 years
Expected Dividend rate	N/A	7.5%
Weighted average volatility	N/A	37.5%

To estimate expected lives for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested.  It is initially assumed that all options will vest.  Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

Total fair value of options granted was approximately $0 and $330,000 for the 28 weeks ended August 14, 2006 and August 15, 2005, respectively.  The amounts are amortized ratably over the vesting period of the options.  The effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R) would have been a charge of $61,000 to income before income taxes for the 28 weeks ended August 15, 2005.  There was no tax effect on the income statement due to a full valuation allowance recorded against the deferred tax assets.  The adoption of SFAS 123(R) had no effect on cash flows.  The pro forma effect of the adoption of SFAS 123(R) on basic and diluted earnings per share was a negative $0.02 for the 28 weeks ended August 15, 2005.

There were no options granted during the 28 weeks ended August 14, 2006.  The following table illustrates the pro-forma effect on net income and on the net income per share for the 28 weeks ended August 15, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123.

28 Weeks Ended August 15, 2005
Net income, as reported	$1,584,000
Compensation included in net income, as reported	—
Compensation expense, net of tax	61,000
Net income, pro forma	1,523,000
Basic Earnings Per Share:
As reported	0.53
Pro forma	0.51
Diluted Earnings per Share:
As reported	0.49
Pro forma	0.47

The following summarizes information about stock options outstanding at August 14, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	12,000	3.2	$5.00	12,000	$5.00
$6.70	28,000	8.5	$6.70	28,000	$6.70
$12.00	489,000	1.1	$12.00	489,000	$12.00
	529,000			529,000

For options granted during the quarter ended May 23, 2005, the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions:

16 Weeks ended May 23, 2005
Assumptions:
Weighted average risk-free interest rate	4.0%
Weighted average volatility	37.5%
Expected life	5 years
Dividends	7.5%

During the first quarter of fiscal 2006, the Company granted 49,200 fully vested stock options at an exercise price equal to the current fair value of the stock.  The Company has not granted any stock options in fiscal 2007 as of September 14, 2006.

Note (I) Commitments and Contingencies

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

In 1998, the Company had previously sued North’s Restaurants, Inc. (“North’s”) which resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  As a result of North’s failing to live up to its obligations under the Star Buffet Promissory Note, on March 2, 2004, the Company filed a second action against North’s in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, seeking not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note.  In January 2005, the court granted the Company’s motion for summary judgment, ruling that North’s had failed to pay amounts owed to the Company.  The Company obtained a judgment against North’s in the amount of $3,059,905.78, plus $15,980.45 in attorney’s fees and costs.

In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver. On October 4, 2004, the Circuit Court of the State of Oregon for the County of Jackson approved an order appointing a receiver.

Prior to August 2006, the receiver has remitted only approximately $56,000 in loan repayments. In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek to expedite the liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property owned by North’s. The Company believes current and future cash flows including asset sales are adequate for recovery of the remaining principal amount of the note receivable. The Company has not recognized any interest income with respect to this note since August 2003.  The Company therefore has not provided an allowance for bad debts for the note as of August 14, 2006.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates (“K-BOB’S”). In accordance with the terms of the strategic alliance, Star Buffet agreed to lend K-BOB’S up to $1.5 million on a long-term basis.  The Company has loaned K-BOB’S $1.5 million and the current balance is $214,500.  In exchange, K-BOB’S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas in the United States.  On January 31, 2006, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants.  In addition, the Company acquired another K-BOB’S location in Texas for cash of $700,000 in February 2006.

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

Note (J) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective tax rate of approximately 34.4% and 33.7% for the periods ended August 14, 2006 and August 15, 2005, respectively.

Note (K) Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future developments. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $41,980 and $40,000 for the 28-week periods ended August 14, 2006 and August 15, 2005, respectively.

Note (L) Recent Developments

The Company closed the JJ North’s Country Buffet in Bend, Oregon on September 20, 2006 without incurring any costs associated with the leaseholds or the lease.

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

Overview

Consolidated net income for the 12-week period ended August 14, 2006 decreased $398,000 to $310,000 or $0.10 per share on a diluted basis as compared with net income of $708,000 for the comparable prior year period.  Consolidated net income for the 28-week period ended August 14, 2006 decreased $602,000 to $982,000 or $0.31 per share on a diluted basis as compared with net income of $1,584,000 for the comparable prior year period. The decrease in net income for the 12-week period ended August 14, 2006 is primarily due to a $265,000 decrease in interest income, higher occupancy and other expenses of $169,000 and higher labor costs. The $265,000 decrease in interest income included $250,000 of interest that had accrued on a historical loan to the Company’s President and Chief Executive Officer which was not recognized until it was paid during the quarter ended August 15, 2005. Total revenues decreased $156,000 or 1.1% from $13.8 million in the 12 weeks ended August 15, 2005 to $13.6 million for the 12 weeks ended August 14, 2006. The closed stores sales decrease was $783,000 and new stores contributed $951,000 in sales for the 12 weeks ended August 14, 2006.

The decrease in net income for the 28-week period ended August 14, 2006 is primarily due to a $236,000 decrease in interest income including the $250,000 recognized on the loan to the President and Chief Executive Officer in the prior fiscal year, an increase of approximately $245,000 in maintenance and repairs and higher utility costs of approximately $170,000 as compared to the same period of the prior year. Total revenues decreased $261,000 or 0.8% from $32.7 million in the 28 weeks ended August 15, 2005 to $32.4 million in the 28 weeks ended August 14, 2006. The closed stores decrease was approximately $1.7 million and the new stores contributed $2.0 million in sales for the 28 weeks ended August 14, 2006. The decrease in revenues was attributable to declines in comparable same store sales primarily in the HomeTown Buffet division. The Company believes the decline in same store sales is a result of weaker economic conditions due in part to higher interest rates, oil prices and inflation and due to new restaurant competition in certain markets.  The sales of the four acquired K-BOB’S and the Pecos Diamond Steakhouse restaurants more than offset the loss of sales from closed stores during the first 28 weeks of this year.  The decline in sales on a same store basis significantly impacts net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Recent Developments

The Company acquired three K-BOB’S Restaurants in Tucumcari, New Mexico, Beeville, Texas and Lamesa, Texas on January 31, 2006 for $1,285,500. Further, the Company acquired the land, building and equipment of the K-BOB’S Restaurant in Dumas, Texas on February 28, 2006 for $700,000. The Company also sold its restaurant in Laramie, Wyoming in March 2006 for approximately $780,000 which included a $616,000 mortgage that was paid as part of the sale. In April 2006, the Company entered into a Strategic Alliance with Western Sizzlin Corporation. In accordance with the terms of this agreement, the Company plans to convert certain of its existing restaurants to the Western Sizzlin brand; test a newly developed Western Sizzlin buffet prototype and seek to acquire selected Western Sizzlin franchised restaurants. Additionally, as an important element of the Strategic Alliance, the Company and Western Sizzlin will explore a number of identified opportunities to reduce operating and administrative expenses. On June 1, 2006 the Company financed the February 2006 purchase of the K-BOB’S in Dumas, Texas with a $564,000 5-year mortgage on the building and land.  On July 11, the Company purchased the land, building and equipment of Pecos Diamond Steakhouse in Artesia, New Mexico for approximately $850,000. On August 7, 2006, the Company received $1,291,000 in partial payment on the note receivable from North’s Restaurants, Inc.

Components of Income from Operations

Total revenues include a combination of food, beverage, merchandise and vending sales and are net of applicable state and city sales taxes.

Food costs primarily consist of the costs of food and beverage items.  Various factors beyond the Company’s control, including adverse weather and natural disasters, may affect food costs.  Accordingly, the Company may incur periodic fluctuations in these costs.  Generally, temporary increases are absorbed by the Company and not passed on to customers; however, management may adjust menu prices to compensate for increased costs of a more permanent nature.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 14, 2006 and August 15, 2005.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 14,	August 15,	August 14,	August 15,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	33.9	33.0	34.7	34.0
Labor costs	33.2	31.8	32.6	31.5
Occupancy and other expenses	21.5	20.0	21.0	19.3
General and administrative expenses	3.7	3.9	4.1	3.6
Depreciation and amortization	3.5	3.7	3.5	3.6
Impairment of long-lived assets	—	1.4	—	1.0
Total costs and expenses	95.7	93.8	95.8	93.0

Income from operations	4.3	6.2	4.2	7.0

Interest expense	(1.1)	(1.3)	(1.0)	(1.2)
Interest income	0.1	2.0	0.2	0.9
Other income	0.1	0.7	0.5	0.6
Gain on sale of assets	0.4	—	0.7	—
Income before income taxes	3.7	7.6	4.6	7.3

Income taxes	1.4	2.5	1.6	2.5

Net income	2.3%	5.1%	3.0%	4.8%

Effective income tax rate	38.4%	32.6%	34.4%	33.7%

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

28 Weeks Ended August 14, 2006	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
	(Dollars in Thousands)
Revenues	$15,318	$1,234	$5,892	$9,951	$—	$32,395
Food cost	5,838	510	2,169	2,571	—	11,088
Labor cost	4,701	439	1,958	3,182	—	10,280
Interest income	—	—	—	—	66	66
Interest expense	(90)	—	—	—	(236)	(326)
Depreciation & amortization	537	47	239	263	38	1,123
Impairment of long-lived assets	—	—	—	(234)	—	(234)
Income (loss) before income taxes	471	(213)	322	1,988	(1,069)	1,499

28 Weeks Ended August 15, 2005	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
Revenues	$15,800	$1,258	$6,060	$9,538	$—	$32,656
Food cost	5,699	529	2,142	2,868	—	11,237
Labor cost	4,806	468	1,947	3,325	—	10,547
Interest income	—	—	—	—	302	302
Interest expense	(98)	—	—	—	(280)	(378)
Depreciation & amortization	538	46	339	225	33	1,181
Impairment of long-lived assets	18	74	174	48	—	314
Income (loss) before income taxes	1,172	(187)	351	1,844	(792)	2,388

(1)             The same store sales declined this year resulting in higher food costs for HomeTown Buffet as a percentage of sales. The lower same store sales also resulted in a higher labor cost as a percent of sales. The Hometown Buffet division also had higher maintenance, repairs and utilities expense in the current year compared to the prior year. Management believes sales decreased because of general economic conditions including higher gas prices and increased competition in certain areas. Utility expense increased this year as compared to the prior year primarily because of higher costs for both electricity and gas.

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

(3)             The decline in income before income taxes in the Florida Division was primarily the result of higher maintenance, repair and utilities expense in the current year compared to the prior year. Utility expense increased this year as compared to the prior year primarily because of higher costs for both electricity and gas.

(4)             The increase in sales from the four new K-BOB’S Restaurants and the Pecos Diamond Steakhouse of approximately $2,022,000 more than offset the sales loss of approximately $1,343,000 from the Casa Bonita Restaurant closed during the third quarter of fiscal 2006 in the Summit Restaurants Division. The increase in income before income taxes was primarily due to the $234,000 gain on selling the restaurant facility in Laramie, Wyoming partially offset by higher food and labor costs associated with the new  K-BOB’S and Pecos restaurants compared to the closed Casa Bonita Restaurant.

Food costs as a percentage of total revenues increased from 33.0% during the 12-week period ended August 15, 2005 to 33.9% during the 12 weeks ended August 14, 2006, and from 34.0% during the 28-week period ended August 15, 2005 to 34.7% during the 28 weeks ended August 14, 2006. The increase for the 12 and 28 weeks as a percentage of total revenues was primarily attributable to the closing of one Casa Bonita restaurant in the third quarter of fiscal 2006. The Casa Bonita restaurants have traditionally had a lower food cost than the full line buffets.

Labor costs as a percentage of total revenues increased from 31.8% during the 12-week period ended August 15, 2005 to 33.2% during the 12-week period ended August 14, 2006 and actual costs increased by $130,000. Labor costs as a percentage of total revenues increased from 31.5% during the 28-week period ended August 15, 2005 to 32.6% during the 28-week period ended August 14, 2006 and actual labor costs increased by $266,000. The increase in labor cost and as a percentage of revenue resulted primarily from higher starting wages in certain markets in fiscal 2007 as compared to the fiscal year 2006.

Occupancy and other expenses as a percentage of total revenues increased from 20.0% during the 12-week period ended August 15, 2005 to 21.5% during the 12-week period ended August 14, 2006 and actual costs increased by $169,000. Occupancy and other expenses as a percentage of total revenues increased from 19.3% during the 28-week period ended August 15, 2005 to 21.0% during the 28-week period ended August 14, 2006 and actual costs increased by $478,000. The increase as a percentage of total revenues for the 12 and 28-week periods ended August 14, 2006 was primarily attributable to increases of $245,000 in repairs and maintenance and $170,000 in utility costs for the 28 week period. The increase for the 12 week period was $77,000 in repairs and maintenance and 56,000 in utility costs.

General and administrative costs as a percentage of revenues decreased from 3.9% during the 12-week period ended August 15, 2005 to 3.7% during the 12-week period ended August 14, 2006 and actual costs decreased by $27,000. General and administrative costs as a percentage of revenues increased from 3.6% during the 28-week period ended August 15, 2005 to 4.1% during the 28-week period ended August 14, 2006 and actual costs decreased by $143,000. The decrease for the 12-week period ended August 14, 2006 was primarily attributable to lower corporate insurance costs compared to the same periods of the prior year. The increase for the 28-week period ended August 14, 2006 was primarily attributable to higher corporate and fixed payrolls as compared to the same period of the prior year.

Depreciation and amortization as a percentage of total revenues decreased from 3.7% during the 12-week period ended August 15, 2005 to 3.5% during the 12-week period ended August 14, 2006. Depreciation and amortization as a percentage of total revenues decreased from 3.6% during the 28-week period ended August 15, 2005 to 3.5% during the 28-week period ended August 14, 2006. The decrease is primarily attributable to certain equipment being fully depreciated for the 12-week and 28-week periods ended August 14, 2006.

Impairment of long-lived assets as a percentage of total revenues decreased from 1.4% during the 12-week period ended August 15, 2005 to 0.0% during the 12-week period ended August 14, 2006. Impairment of long-lived assets as a percentage of total revenues decreased from 1.0% during the 28-week period ended August 15, 2005 to 0.0% during the 28-week period ended August 14, 2006. The impairment in fiscal 2006 was mainly a result of decreasing the carrying value of assets held for future use of $171,000 and $291,000 for the 12 and 28-week periods ended August 14, 2006. Additionally, the Company had approximately $23,000 of impairment expense in the second quarter of fiscal 2006 for leasehold improvements.

Interest expense as a percentage of total revenues decreased from 1.3% during the 12-week period ended August 15, 2005 to 1.1% during the 12-week period ended August 14, 2006, and from 1.2% during the 28-week period ended August 15, 2005 to 1.0% during the 28-week period ended August 14, 2006. The decrease as a percentage of total revenues was primarily attributable to slightly lower debt balances for both the 12 and 28 week periods ended August 14, 2006 as compared to the same periods of the prior year.

Interest income decreased from $274,000 for the 12-week period ended August 15, 2005 to $9,000 for the 12-week period ended August 14, 2006. Interest income decreased from $302,000 for the 28-week period ended August 15, 2005 to $66,000 for the 28-week period ended August 14, 2006. The interest income was generated by the Company’s cash and outstanding notes receivable balances. The decrease in interest income for both the 12 and 28 week periods is primarily attributable to Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, paying $250,000 in interest in the second quarter of fiscal 2006 on certain loans used solely for the purchase of the Company’s outstanding common stock on the open market issued prior to the enactment of the Sarbanes-Oxley Act of 2002, which had accrued over the life of the loans but was not recognized by the Company until paid.

Other income is rental income from the Company’s leased properties and certain management contracts. Rental income was $91,000 and $145,000 for four properties leased for the entire 12 and 28-week periods ended August 14, 2006, respectively. Rental income was $71,000 and $160,000 for four properties leased for the entire 12 and 28-week periods ended August 15, 2005, respectively. Other income from management contracts was $14,000 and $7,000 for the 12 and 28-week periods ended August 14, 2006, respectively. Other income from management contracts was $0 and $18,000 for the 12 and 28-week periods ended August 15, 2005.

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

As of August 14, 2006, the Company had $622,000 in cash.  Cash and cash equivalents increased by $131,000 during the 28 weeks ended August 14, 2006. The net working capital deficit was $(5,081,000) and $(4,510,000) at August 14, 2006 and January 30, 2006, respectively. Total cash provided by operations for the 28 weeks ended August 14, 2006 was approximately $2,022,000 as compared to approximately $2,818,000 in the 28 weeks ended August 15, 2005.  The Company spent approximately $1,983,000 on capital expenditures in the first 28 weeks of fiscal 2007 including approximately $700,000 to purchase the equipment, building and land in the K-BOB’S Restaurant in Dumas, Texas and $850,000 to purchase the equipment, building and land in the Pecos Diamond Steakhouse Restaurant in Artesia, New Mexico.  The Company also reduced its note receivable from K-BOB’S Capital Resource Group, Ltd. by $1,285,500 on January 31, 2006 when the Company purchased three K-BOB’S Restaurants.  The Company also received a payment of $1,291,000 on August 7, 2006 from North’s Restaurant, Inc. which reduced the Company’s note receivable. The Company received approximately $872,000 from the exercise of stock options during the first 28 weeks of fiscal 2007. Long-term debt decreased by approximately $394,000 in the first 28 weeks of fiscal 2007 primarily as a result normal principal payments and the sale of the restaurant facility in Laramie, Wyoming and the resulting debt payment of approximately $616,000 which was partially offset by the financing of the Dumas restaurant property for approximately $564,000.

The Company has a revolving line of credit with M&I Marshall & Ilsley Bank (the “revolving line of credit”) which provides working capital for the Company. The revolving line of credit bears interest at LIBOR plus two percent per annum and is renewable subject to credit review on an annual basis. The revolving line of credit contains covenants which require the Company to maintain certain financial ratios and other covenants that restrict the annual payment for capital expenditures and dividends. As of August 14, 2006, the Company is in compliance with these covenants.

On May 24, 2006, the Company extended the revolving line of credit due date from May 31, 2006 to June 15, 2007 and increased the credit limit from $2,000,000 to $3,000,000. The revolving line of credit balance was $372,000 on August 14, 2006 and $181,000 on September 14, 2006.  As of September 14, 2006, $2,819,000 was available on the revolving line of credit.  In addition, the revolving line of credit was amended to permit the Company to pay up to $2,700,000 in annual dividends and to spend up to $8,000,000 in capital expenditures. The revolving line of credit also permits the Company to repurchase up to 250,000 shares of common stock, although as of September 14, 2006, no shares had been repurchased.

The Company believes that available cash, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Management does not believe the net working capital deficit will have any effect on the Company’s ability to operate the business and meet obligations as they come due in the next 12 months. The Company projects that operating cash flows will exceed planned capital expenditures in the next 12 months and that funds will be available to return capital to stockholders in the form of dividends, share repurchases or both. There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy its working capital and capital requirements for the next 12 months or beyond.

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

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 30, 2006, included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$5,903	$661	$1,462	$3,230	$550
Operating leases	9,666	2,388	3,784	1,902	1,592
Capital leases	2,121	309	643	582	587
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$17,690	$3,358	$5,889	$5,714	$2,729

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company’s required to adopt FIN 48 effective January 30, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company’s currently evaluating the impact this new standard will have on our future results of operations and financial position.

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. The Company’s required to adopt FSP 13-2 effective January 30, 2007. The cumulative effect of initially adopting this FSP will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. The Company’s currently evaluating the impact this new standard will have on our future results of operations and financial position

The Company previously utilized the method of accounting for employee stock options allowed under APB Opinion 25 and had adopted the disclosure provisions of SFAS No.123, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. In 2004, the Financial Accounting Standards Board (“SFAS”) issued Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.  With the Company’s adoption of SFAS 123R on January 31, 2006, the Company expects the adoption to potentially have a significant adverse impact on our consolidated statements of operations and net income per share starting in fiscal 2007.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $3.0 million Revolving Line of Credit, of which $372,000 was outstanding as of August 14, 2006 and $181,000 on September 14, 2006. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 6.8% in fiscal 2007). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

There has been no change in our internal control over financial reporting during the quarter ended August 14, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject to complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has ongoing litigation with North’s Restaurants, Inc. as described in more detail in Note 1 to the condensed consolidated financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on June 26, 2006.  Of the 3,170,675 shares of the Company’s common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 2,970,308 common shares, representing 93.68% of the total number of shares entitled to vote at the meeting.  This percentage represents a quorum.  The following matters were voted upon at the stockholders’ meeting:

1.      Each of the six nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2007 or until their successors are elected and qualified:

	Number of Votes Cast
Name	For	Authority Withheld
Robert E. Wheaton	2,966,608	3,700
Thomas G. Schadt	2,962,152	8,156
Phillip “Buddy” Johnson	2,966,308	4,000
Craig B. Wheaton	2,966,608	3,700
B. Thomas M. Smith, Jr.	2,966,308	4,000
Todd S. Brown	2,965,908	4,400

2.      The ratification of the selection of Mayer Hoffman McCann P.C. as independent public accountants of the Company for the current fiscal year was approved by the following vote:

Votes Cast	Number of Shares
For	2,966,808
Against	3,500
Abstain	0
Broker Non-Votes	200,367

Item 6.  Exhibits and Reports on Form 8-K

(a)    The following exhibits are attached to this report:

Exhibit	Description
Number	of Exhibit
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated September 21, 2006.

*                    Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1
(Registration No. 333-32249).

**             Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2
(Registration No. 333-32249).

SIGNATURES

STAR BUFFET, INC. AND SUBSIDIARIES

September 21, 2006	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

September 21, 2006	By:	s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer