Form 10-Q
period 2006-11-06
STAR BUFFET INC
filed 2006-12-20
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

20549

FORM 10-Q

(Mark  One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 6, 2006

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

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 13, 2006, there were 3,170,675 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1:               Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 6, 2006	January 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$621,000	$491,000
Current portion of notes receivable	43,000	39,000
Receivables	427,000	297,000
Inventories	465,000	429,000
Deferred income taxes	187,000	258,000
Prepaid expenses	360,000	132,000

Total current assets	2,103,000	1,646,000

Property, buildings and equipment:
Property, buildings and equipment, net	17,646,000	15,358,000
Property and equipment leased to third parties, net	3,507,000	3,734,000
Property, buildings and equipment held for future use	2,606,000	3,156,000
Property and equipment under capitalized leases, net	782,000	885,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	25,472,000	24,064,000

Other assets:
Notes receivable, net of current portion	1,888,000	4,399,000
Deposits and other	132,000	133,000

Total other assets	2,020,000	4,532,000

Deferred income taxes, net of current portion	2,138,000	2,190,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	637,000	715,000

Total intangible assets	2,314,000	2,392,000

Total assets	$34,047,000	$34,824,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	November 6, 2006	January 30, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$2,328,000	$2,178,000
Payroll and related taxes	1,158,000	1,131,000
Sales and property taxes	999,000	666,000
Rent, licenses and other	615,000	508,000
Income taxes payable	609,000	891,000
Revolving line of credit	679,000	—
Current maturities of obligations under long-term debt	672,000	640,000
Current maturities of obligations under capital leases	154,000	142,000

Total current liabilities	7,214,000	6,156,000

Deferred rent payable	1,299,000	1,317,000
Other long-term liability	—	34,000
Capitalized lease obligations, net of current maturities	1,275,000	1,397,000
Long-term debt, net of current maturities	5,070,000	5,636,000

Total liabilities	14,858,000	14,540,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,170,675 and 3,003,425 shares	3,000	3,000
Additional paid-in capital	17,490,000	16,618,000
Retained earnings	1,696,000	3,663,000

Total stockholders’ equity	19,189,000	20,284,000

Total liabilities and stockholders’ equity	$34,047,000	$34,824,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 6, 2006	November 7, 2005	November 6, 2006	November 7, 2005

Total revenues	$12,185,000	$11,493,000	$44,580,000	$44,150,000

Costs and expenses
Food costs	4,450,000	3,997,000	15,687,000	15,085,000
Labor costs	4,238,000	3,954,000	14,785,000	14,234,000
Occupancy and other expenses	2,856,000	2,776,000	9,653,000	9,095,000
General and administrative expenses	553,000	456,000	1,885,000	1,645,000
Depreciation and amortization	489,000	470,000	1,612,000	1,651,000
Impairment of long-lived assets	—	—	—	315,000

Total costs and expenses	12,586,000	11,653,000	43,622,000	42,025,000

(Loss) income from operations	(401,000)	(160,000)	958,000	2,125,000

Interest expense	(141,000)	(125,000)	(467,000)	(503,000)
Interest income	9,000	28,000	75,000	330,000
Other income	64,000	101,000	229,000	280,000
Gain (loss) on sale of assets	(5,000)	—	230,000	—

Income (loss) before income taxes	(474,000)	(156,000)	1,025,000	2,232,000

Income taxes (benefit)	(219,000)	(54,000)	298,000	750,000

Net (loss) income	$(255,000)	$(102,000)	$727,000	$1,482,000

Net income per common share – basic	$(0.08)	$(0.03)	$0.23	$0.50
Net income per common share – diluted	$(0.08)	$(0.03)	$0.23	$0.46

Weighted average shares outstanding – basic	3,170,675	3,003,425	3,139,864	2,985,564
Weighted average shares outstanding –diluted	3,170,675	3,003,425	3,159,034	3,208,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Forty Weeks Ended
	November 6, 2006	November 7, 2005
Cash flows from operating activities:
Net income	$727,000	$1,482,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,595,000	1,633,000
Amortization of loan cost	17,000	18,000
Gain on sale of assets	(230,000)
Impairment of long-lived assets		315,000
Deferred income taxes	123,000	(162,000)
Change in operating assets and liabilities:
Receivables	(130,000)	211,000
Inventories	(36,000)	(22,000)
Prepaid expenses	(228,000)	(177,000)
Deposits and other	1,000	(3,000)
Deferred rent payable	(18,000)	(2,000)
Accounts payable-trade	150,000	123,000
Income taxes payable	(282,000)	253,000
Other accrued liabilities	433,000	(607,000)
Total adjustments	1,395,000	1,580,000
Net cash provided by operating activities	2,122,000	3,062,000

Cash flows from investing activities:
Acquisition of license	—	(25,000)
Proceeds from sale of assets	171,000
Interest income	(2,000)	(2,000)
Loan repayment by officer	—	698,000
Receipts from payments on notes receivable	1,323,000	79,000
Issuance of note receivable	(100,000)	(1,500,000)
Acquisition of property, buildings and equipment	(2,201,000)	(737,000)
Net cash used in investing activities	(809,000)	(1,487,000)

Cash flows from financing activities:
Exercise of stock options	872,000	267,000
Payments on long term debt	(482,000)	(429,000)
Proceeds from issuance of long-term debt	564,000	300,000
Proceeds (payments) on line of credit, net	679,000	452,000
Capitalized loan costs	(11,000)	(9,000)
Principal payment on capitalized lease obligations	(110,000)	(89,000)
Dividends paid	(2,695,000)	(2,253,000)
Net cash used in financing activities	(1,183,000)	(1,761,000)

Net increase (decrease) in cash and cash equivalents	130,000	(186,000)

Cash and cash equivalents at beginning of period	491,000	692,000

Cash and cash equivalents at end of period	$621,000	$506,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Forty Weeks Ended
	November 6, 2006	November 7, 2005
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$455,000	$486,000

Income taxes	$468,000	$659,000

Non cash investing and financing activities:

Exchange of notes receivable for equipment and leaseholds	$1,285,000	$—

Transfer of debt as a part of the sale of assets	$616,000	$—

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

The following is a summary of the Company’s restaurant properties as of November 6, 2006. The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurants Division. The Company’s reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The North’s Star segment includes two JJ North’s Country Buffet restaurants, one North’s Star Buffet restaurant and one Western Sizzlin restaurant which was acquired on October 10, 2006 in Griffin, Georgia.  The North’s Star Buffet is a non-operating unit. The Company closed one JJ North’s Country Buffet in Bend, Oregon on September 20, 2006.  The Florida Buffets Division includes two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants and two Holiday House restaurants. The Florida Buffet Division also includes four non-operating units. The Company closed one BuddyFreddys Country Buffet on June 9, 2006 without incurring any costs associated with the leaseholds or the lease.  The Summit Restaurants Division included the Company’s eight JB’s Restaurants at the beginning of the fiscal year, which included two non-operating JB’s Restaurants.  The non-operating JB’s restaurant in Laramie, Wyoming was sold in March 2006.  The Summit Restaurant Division acquired four K-BOB’S Restaurants during the first quarter.  The Company acquired three K-BOB’S restaurants on January 31, 2006 in Tucumcari, New Mexico, Beeville, Texas and Lamesa, Texas.  The Company also acquired the K-BOB’S restaurant in Dumas, Texas on February 28, 2006.  The Summit Restaurants Division also includes the Casa Bonita restaurant in Denver, Colorado and a Pecos Diamond Steakhouse in Artesia, New Mexico which the Company acquired on July 11, 2006.

	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Owned	3	1	5	5	14
Leased	11	3	5	8	27
Total	14	4	10	13	41

In addition to the above summary, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho.  The Company leases the restaurant facility to a JB’s franchisee.

As of November 6, 2006, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	10	—	10
Georgia	—	1	—	—	1
Idaho	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	2	4
Texas	—	—	—	3	3
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	14	4	10	13	41

As of November 6, 2006, the Company’s non-operating restaurants are located in the following states:

Number of
Non-Operating Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Total	—	2	4	1	7

The operating results for the 12-week period ended November 6, 2006 included operations shown in the tables above and the lease income and fixed charges for the seven restaurants that were closed during the entire quarter. Two non-operating stores continue to be closed at the end of the third quarter of fiscal 2007 for repositioning and one non-operating restaurant is for sale and is recorded as property held for sale. The four remaining closed restaurants have been leased to third parties.

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

	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Owned	3	1	5	4	13
Leased	11	3	6	5	26
Total	14	4	11	9	38

As of November 7, 2005, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	11	—	11
Idaho	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	—	2
Oregon	—	1	—	—	1
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	1	2
Total	14	4	11	9	38

As of November 7, 2005, the Company’s non-operating restaurants were located in the following states:

Number of
Non-Operating Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Wyoming	—	—	—	1	1
Total	—	2	4	2	8

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

(Dollars in Thousands)

40 Weeks Ended November 6, 2006	HomeTown Buffet	North’s Star(1)	Florida Buffet(2)	Summit(3) Restaurants	Other	Total
Revenues	$21,114	$1,720	$7,957	$13,789	$—	$44,580
Interest income	—	—	—	—	75	75
Interest expense	(129)	—	—	—	(338)	(467)
Depreciation & amortization	773	66	335	388	50	1,612
Income (loss) before income taxes	195	(312)	302	2,357	(1,517)	1,025
Total assets	11,528	2,925	7,680	8,660	3,254	34,047

40 Weeks Ended November 7, 2005	HomeTown Buffet	North’s Star(1)	Florida Buffet(2)	Summit(3) Restaurants	Other	Total
Revenues	$21,770	$1,773	$8,215	$12,392	$—	$44,150
Interest income	—	—	—	—	330	330
Interest expense	(139)	—	—	—	(364)	(503)
Depreciation & amortization	767	66	465	304	49	1,651
Impairment of long-lived assets	18	74	175	48	—	315
Income (loss) before income taxes	1,235	(245)	324	2,055	(1,137)	2,232
Total assets	12,138	4,227	8,441	6,393	3,876	35,075

(1) Included in the reportable segment for the 40 weeks ended November 6, 2006 are two locations that were closed for the entire 40 weeks.  These locations incurred $0 of impairment expense in the 40 weeks ended November 6, 2006. These locations have a net book value of equipment of $23,000, buildings and leaseholds of $510,000 and land of $224,000 included in total assets at November 6, 2006.

Included in the reportable segment for the 40 weeks ended November 7, 2005 are two locations that were closed for the entire 40 weeks.  These locations incurred $26,000 of impairment expense in the 40 weeks ended November 7, 2005. These locations had a net book value of equipment of $23,000, buildings and leaseholds of $510,000 and land of $224,000 included in total assets at November 7, 2005.

(2) Included in the reportable segment for the 40 weeks ended November 6, 2006 are four locations that were closed for the entire 40 weeks.  These four locations incurred $130,000 of depreciation and amortization and $0 of impairment expense for the 40 weeks ended November 6, 2006. These locations have a net book value of equipment of $458,000, buildings of $1,780,000 and land of $1,559,000 included in total assets at November 6, 2006.

Included in the reportable segment for the 40 weeks ended November 7, 2005 were four locations that were closed for the entire 40 weeks.  These four locations incurred $166,000 of depreciation and amortization and $35,000 of impairment expense for the 40 weeks ended November 7, 2005. These locations had a net book value of equipment of $550,000, buildings of $1,288,000 and land of $1,559,000 included in total assets at November 7, 2005.

(3) Included in the reportable segment for the 40 weeks ended November 6, 2006 is a single location that was closed for the entire 40 weeks. This location incurred $13,000 in depreciation and amortization expense during the 40 weeks ended November 6, 2006. This location has a net book value of equipment of $5,000, buildings of $502,000 and land of $228,000 included in total assets at November 6, 2006.

Included in the reportable segment for the 40 weeks ended November 7, 2005 were two locations that were closed for the entire 40 weeks and one location opened for 10 weeks during the first quarter. The locations had $386,000 of land that was included in total assets. These locations had $19,000 and $904,000 of net book value of equipment and buildings included in total assets, respectively, and incurred $23,000 in depreciation and amortization expense and $17,000 of impairment expense during the 40 weeks. The location opened for 10 weeks had revenues of $113,000.

Note (D) Net Income per Common Share

Net income per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

Basic net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common stock equivalents outstanding during the period. The following is a reconciliation of the denominators used to calculate diluted earnings per share on net income for the respective fiscal periods:

	Net (Loss) Income	Shares	Per Share Amount
12 Weeks Ended November 6, 2006

Weighted average common shares outstanding – basic	$(255,000)	3,170,675	$(0.08)
Dilutive stock options	—	—	—
Weighted average common shares outstanding – diluted	$(255,000)	3,170,675	$(0.08)

12 Weeks Ended November 7, 2005

Weighted average common shares outstanding – basic	$(102,000)	3,003,425	$(0.03)
Dilutive stock options	—	—	—
Weighted average common shares outstanding – diluted	$(102,000)	3,003,425	$(0.03)

	Net Income	Shares	Per Share Amount
40 Weeks Ended November 6, 2006

Weighted average common shares outstanding – basic	$727,000	3,139,864	$0.23
Dilutive stock options	—	19,170	—
Weighted average common shares outstanding – diluted	$727,000	3,159,034	$0.23

40 Weeks Ended November 7, 2005

Weighted average common shares outstanding – basic	$1,482,000	2,985,564	$0.50
Dilutive stock options	—	223,339	—
Weighted average common shares outstanding – diluted	$1,482,000	3,208,903	$0.46

Average shares used in the 12 weeks ended November 6, 2006 and November 7, 2005 diluted earnings per share computations exclude stock options to purchase 529,000 and 696,000 shares of common stock, respectively, because these options are antidilutive due to the Company’s net loss for the periods. Average shares used in the 40 weeks ended November 6, 2006 and November 7, 2005 diluted earnings per share computations exclude stock options to purchase 489,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook, including market data, governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of each reporting units and any other facts and data pertinent to valuing the reporting units in our impairment test.

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2005. There were not any goodwill impairment losses for the 12-week and 40-week periods ended November 6, 2006 and November 7, 2005.

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

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	November 6, 2006	January 30, 2006
Property, buildings and equipment:
Furniture, fixtures and equipment	$13,530,000	$11,913,000
Land	3,410,000	3,085,000
Buildings and leasehold improvements	21,928,000	20,402,000
	38,868,000	35,400,000

Less accumulated depreciation	(21,222,000)	(20,042,000)
	$17,646,000	$15,358,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,411,000)	(2,308,000)
	$782,000	$885,000

Total property, buildings and equipment includes the following land, equipment, buildings and leaseholds currently in seven non-operating units. Four of the seven units are leased to third-party operators, two units are closed for remodeling and repositioning and one unit is included in property held for sale at November 6, 2006. The components of property, buildings and equipment are as follows:

	November 6, 2006	January 30, 2006
Property and equipment leased to third parties:
Equipment	$892,000	$892,000
Land	1,370,000	1,370,000
Buildings and leaseholds	3,083,000	3,083,000
	5,345,000	5,345,000

Less accumulated depreciation	(1,838,000)	(1,611,000)
	$3,507,000	$3,734,000

	November 6, 2006	January 30, 2006
Property, buildings and equipment held for future use:
Equipment	$6,310,000	$6,431,000
Land	741,000	899,000
Buildings and leaseholds	1,465,000	1,935,000
	8,516,000	9,265,000

Less accumulated depreciation	(5,910,000)	(6,109,000)
	$2,606,000	$3,156,000

	November 6, 2006	January 30, 2006
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company did not record any impairment for the 12 weeks ended November 6, 2006 and November 7, 2005. The Company recorded impairment expense of $0 and $315,000 for the 40 weeks ended November 6, 2006 and November 7, 2005, respectively, primarily as a result of decreasing the carrying value of assets held for future use.

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

Stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.   The 1997 Plan provides for the grant of “incentive stock options,” within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-statutory stock options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Board of Directors has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when stock options will be granted, terms of stock options granted and number of shares which will be subject to stock options granted under the 1997 Plan.

The stock option transactions and the options outstanding are summarized as follows:

	40 Weeks Ended
	November 6, 2006		November 7, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	696,000	$8.90	701,000	$9.88

Granted	—	—	49,000	$6.70

Exercised	167,000	$5.22	53,000	$5.00

Forfeited	—	—	0	$5.00

Outstanding at end of period	529,000	$11.56	697,000	$10.04

Exercisable at end of period	529,000	$11.56	697,000	$10.04

Weighted average fair value of options granted during the period	$ N/A		$6.70

We have elected the Black-Scholes method of valuation for fiscal 2006 and used the following assumptions:

	40 Weeks Ended
	November 6, 2006	November 7, 2005

Weighted average risk free interest rate	N/A	4.0%

Expected life	N/A	5 years

Expected Dividend rate	N/A	7.5%

Weighted average volatility	N/A	37.5%

To estimate expected lives for this valuation, it was assumed that stock options will be exercised at varying schedules after becoming fully vested.  It is initially assumed that all stock options will vest.  Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

Total fair value of options granted was approximately $0 and $330,000 for the 40 weeks ended November 6, 2006 and November 7, 2005, respectively.  The amounts are amortized ratably over the vesting period of the options.  The effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R) would have been a charge of $61,000 to income before income taxes for the 40 weeks ended November 7, 2005.  There was no tax effect on the income statement due to a full valuation allowance recorded against the deferred tax assets.  The adoption of SFAS 123(R) had no effect on cash flows.  The pro forma effect of the adoption of SFAS 123(R) on basic and diluted earnings per share was a negative $0.02 for the 40 weeks ended November 7, 2005.

There were no options granted during the 40 weeks ended November 6, 2006.  The following table illustrates the pro-forma effect on net income and on the net income per share for the 40 weeks ended November 7, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123.

40 Weeks Ended November 7, 2005
Net income, as reported	$1,482,000

Compensation included in net income, as reported	—

Compensation expense, net of tax	61,000

Net income, pro forma	1,421,000

Basic Earnings Per Share:

As reported	0.50

Pro forma	0.48

Diluted Earnings per Share:

As reported	0.46

Pro forma	0.44

The following summarizes information about stock options outstanding at November 6, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	12,000	3.0	$5.00	12,000	$5.00
$6.70	28,000	8.3	$6.70	28,000	$6.70
$12.00	489,000	0.9	$12.00	489,000	$12.00
	529,000			529,000

For stock options granted during the quarter ended May 23, 2005, the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions:

Assumptions:	16 Weeks ended May 23, 2005
Weighted average risk-free interest rate	4.0%
Weighted average volatility	37.5%
Expected life	5 years
Dividends	7.5%

During the first quarter of fiscal 2006, the Company granted 49,200 fully vested stock options at an exercise price equal to the current fair value of the stock.  The Company has not granted any stock options in fiscal 2007 as of December 13, 2006.

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

Prior to August 2006, the receiver has remitted only approximately $56,000 in loan repayments. In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek to expedite the liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property owned by North’s. The Company believes current and future cash flows including asset sales are adequate for recovery of the remaining principal amount of the note receivable. The Company has not recognized any interest income with respect to this note since August 2003.  The Company has not provided an allowance for bad debts for the note as of November 6, 2006.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates (“K-BOB’S”). In accordance with the terms of the strategic alliance, Star Buffet agreed to lend K-BOB’S up to $1.5 million on a long-term basis.  The Company loaned K-BOB’S $1.5 million and the current balance is $214,500.  In exchange, K-BOB’S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas in the United States.  On January 31, 2006, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants.  In addition, the Company acquired another K-BOB’S location in Texas for cash of $700,000 in February 2006.

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

Note (J) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective tax rate of approximately 29.1% and 33.6% for the 40-week periods ended November 6, 2006 and November 7, 2005, respectively.

Note (K) Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future developments. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $49,000 and $35,000 for the 40-week periods ended November 6, 2006 and November 7, 2005 respectively.

Note (L) Recent Developments

The Company completed the acquisition of five Whistle Junction buffet restaurants on November 28, 2006.  The acquisition included the purchase of certain operating assets including Whistle Junction’s intellectual property and the assumption of real estate leases for restaurants located in Daytona Beach, Melbourne, Titusville, St. Cloud and Lakeland, Florida.

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

Overview

Consolidated results for the 12-week period ended November 6, 2006 declined $153,000 to a loss of $255,000 or $(0.08) per share on a diluted basis as compared with net loss of $102,000 for the comparable prior year period.  Consolidated net income for the 40-week period ended November 6, 2006 decreased $755,000 to $727,000 or $0.23 per share on a diluted basis as compared with net income of $1,482,000 for the comparable prior year period. The increase in the net loss for the 12-week period ended November 6, 2006 is primarily due to higher food costs. Total revenues increased $692,000 or 6.0% from $11.5 million in the 12 weeks ended November 7, 2005 to $12.2 million for the 12 weeks ended November 6, 2006. The closed stores sales decrease was $560,000 and new stores contributed $1,149,000 in sales for the 12 weeks ended November 6, 2006.

The decrease in net income for the 40-week period ended November 6, 2006 is primarily due to a $255,000 decrease in interest income including the $250,000 recognized on the loan to the President and Chief Executive Officer in the prior fiscal year, an increase of approximately $250,000 in maintenance and repairs and higher utility costs of approximately $165,000 as compared to the same period of the prior year. Total revenues increased $430,000 or 1.0% from $44.2 million in the 40 weeks ended November 7, 2005 to $44.6 million in the 40 weeks ended November 6, 2006. The closed stores decrease was approximately $2.3 million and the new stores contributed $3.2 million in sales for the 40 weeks ended November 6, 2006. The increase in revenues of the four acquired K-BOB’S, Pecos Diamond Steakhouse, and Western Sizzlin restaurants more than offset the loss of sales from closed stores during the first 40 weeks of this year. The decrease in revenues in comparable same store sales was primarily in the HomeTown Buffet division. The Company believes the decline in same store sales is a result of weaker economic conditions due in part to higher interest rates, oil prices and inflation and due to new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Recent Developments

The Company acquired three K-BOB’S Restaurants in Tucumcari, New Mexico, Beeville, Texas and Lamesa, Texas on January 31, 2006 for $1,285,500. Further, the Company acquired the land, building and equipment of the K-BOB’S Restaurant in Dumas, Texas on February 28, 2006 for $700,000. The Company also sold its restaurant in Laramie, Wyoming in March 2006 for approximately $780,000 which included a $616,000 mortgage that was paid as part of the sale. In April 2006, the Company entered into a Strategic Alliance with Western Sizzlin Corporation. In accordance with the terms of this agreement, the Company plans to convert certain of its existing restaurants to the Western Sizzlin brand; test a newly developed Western Sizzlin buffet prototype; and seek to acquire selected Western Sizzlin franchised restaurants. Additionally, as an important element of the Strategic Alliance, the Company and Western Sizzlin will explore a number of identified opportunities to reduce operating and administrative expenses. On June 1, 2006 the Company financed the February 2006 purchase of the K-BOB’S in Dumas, Texas with a $564,000 5-year mortgage on the building and land.  On July 11, the Company purchased the land, building and equipment of Pecos Diamond Steakhouse in Artesia, New Mexico for approximately $850,000. On August 7, 2006, the Company received $1,291,000 in partial payment on the note receivable from North’s Restaurants, Inc.  On October 10, 2006 the Company acquired a Western Sizzlin restaurant in Griffin, Georgia. On November 7, 2006 the Company financed the July 2006 purchase of the Pecos Diamond Steakhouse in Artesia, New Mexico with a $595,000 5-year mortgage on the building and land. On November 28, 2006 the Company completed the acquisition of five Whistle Junction buffet restaurants.  The acquisition included the purchase of certain operating assets including Whistle Junction’s intellectual property and the assumption of real estate leases for restaurants located in Daytona Beach, Melbourne, Titusville, St. Cloud and Lakeland, Florida.  The purchase price was approximately $270,000 paid in cash.

The following states in which the Company does business have passed laws increasing the minimum wage: Arizona, Colorado, Florida, Montana, Oregon and Washington.  These increases are effective January 2007 and it is anticipated that they will affect the labor costs of the Company (see the discussion below under “Results of Operations”).

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 6, 2006 and November 7, 2005.

	Twelve Weeks Ended		Forty Weeks Ended
	November 6, 2006	November 7, 2005	November 6, 2006	November 7, 2005
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	36.5	34.8	35.2	34.2
Labor costs	34.8	34.4	33.2	32.2
Occupancy and other expenses	23.4	24.1	21.6	20.6
General and administrative expenses	4.5	4.0	4.2	3.7
Depreciation and amortization	4.0	4.1	3.6	3.8
Impairment of long-lived assets	—	—	—	0.7
Total costs and expenses	103.3	101.4	97.8	95.2

Income from operations	(3.3)	(1.4)	2.2	4.8

Interest expense	(1.2)	(1.1)	(1.0)	(1.1)
Interest income	0.1	0.2	0.2	0.8
Other income	0.5	0.9	0.5	0.6
Gain (loss) on sale of assets	(0.0)	—	0.5	—
Income before income taxes	(3.9)	(1.4)	2.3	5.1

Income taxes (benefit)	(1.4)	(0.5)	0.8	1.7

Net (loss) income	(2.5)%	(0.9)%	1.5%	3.4%

Effective income tax rate	46.2%	34.5%	29.1%	33.6%

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

(Dollars in Thousands)

40 Weeks Ended November 6, 2006	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total

Revenues	$21,114	$1,720	$7,957	$13,789	$—	$44,580
Food cost	7,948	739	2,933	4,067	—	15,687
Labor cost	6,757	654	2,656	4,718	—	14,785
Interest income	—	—	—	—	75	75
Interest expense	(129)	—	—	—	(338)	(467)
Depreciation & amortization	773	66	335	388	50	1,612
Impairment of long-lived assets	—	—	—	—	—	—
Income (loss) before income taxes	195	(312)	302	2,357	(1,517)	1,025

40 Weeks Ended November 7, 2005	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
Revenues	$21,770	$1,773	$8,215	$12,392	$—	$44,150
Food cost	8,058	716	2,950	3,361	—	15,085
Labor cost	6,567	620	2,747	4,300	—	14,234
Interest income	—	—	—	—	330	330
Interest expense	(139)	—	—	—	(364)	(503)
Depreciation & amortization	767	66	465	304	49	1,651
Impairment of long-lived assets	18	74	175	48	—	315
Income (loss) before income taxes	1,235	(245)	324	2,055	(1,137)	2,232

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

(2) The same store sales declined this year resulting in higher food costs for North’s Star as a percentage of sales. The lower same store sales also resulted in a higher labor cost as a percent of sales. The North’s Star division also had higher maintenance, repairs and utilities expense in the current year compared to the prior year. Management believes sales decreased because of general economic conditions including higher gas prices and increased competition in certain areas. Utility expense increased this year as compared to the prior year primarily because of higher costs for both electric and gas.  During the quarter this year the Company closed the JJ North’s restaurant in Bend, Oregon and acquired the Western Sizzlin in Griffin, Georgia.

(3) The decline in income before income taxes in the Florida Division was primarily the result of higher maintenance, repair and utilities expense and higher general and administrative costs in the current year compared to the prior year. Utility expense increased this year as compared to the prior year primarily because of higher costs for both electricity and gas.

(4) The increase in sales from the four new K-BOB’S Restaurants and the Pecos Diamond Steakhouse of approximately $3.1 million more than offset the sales loss of approximately $1.6 million from the Casa Bonita Restaurant closed during the third quarter of fiscal 2006 in the Summit Restaurant division. The increase in income before income taxes was primarily the $234,000 gain on selling the restaurant facility in Laramie, Wyoming and higher sale volume.

Food costs as a percentage of total revenues increased from 34.8% during the 12-week period ended November 7, 2005 to 36.5% during the 12 weeks ended November 6, 2006, and from 34.2% during the 40-week period ended November 7, 2005 to 35.2% during the 40 weeks ended November 6, 2006. The increase for the 12 and 40 weeks as a percentage of total revenues was primarily attributable to the closing of one Casa Bonita restaurant in the third quarter of fiscal 2006. The Casa Bonita restaurants have traditionally had a lower food cost than the full line buffets.  In addition to the food cost increasing because of the changing sales mix, each division had higher food costs in the third quarter.  The increase in food costs primarily in the Hometown Buffet division was a result of menu improvements.

Labor costs as a percentage of total revenues increased from 34.4% during the 12-week period ended November 7, 2005 to 34.8% during the 12-week period ended November 6, 2006 and actual costs increased by $285,000. Labor costs as a percentage of total revenues increased from 32.2% during the 40-week period ended November

7, 2005 to 33.2% during the 40-week period ended November 6, 2006 and actual labor costs increased by $551,000. The increase in labor cost and as a percentage of revenue resulted primarily from higher starting wages in certain markets in fiscal 2007 as compared to the fiscal year 2006. The minimum wage increases in six states discussed early, will increase wage costs for the Company starting in January 2007. In response to the increased costs, the Company will increase menu pricing in January with the goal of maintaining a labor cost as percentage of sales consistent with prior results, although there can be no assurance that this will be the result (see the discussion under “Risk Factors”).

Occupancy and other expenses as a percentage of total revenues decreased from 24.1% during the 12-week period ended November 7, 2005 to 23.4% during the 12-week period ended November 6, 2006 but actual costs increased by $80,000. Occupancy and other expenses as a percentage of total revenues increased from 20.6% during the 40-week period ended November 7, 2005 to 21.6% during the 40-week period ended November 6, 2006 and actual costs increased by $558,000. The increase as a percentage of total revenues for the 12 week period was primarily attributable to an increase of $38,000 in advertising costs and $54,000 in utility costs.  The increase as a percentage of total revenues for the 40-week periods ended November 6, 2006 was primarily attributable to increases of $250,000 in repairs and maintenance, $165,000 in utility costs and $60,000 for advertising costs for the 40 week period.

General and administrative costs as a percentage of revenues increased from 4.0% during the 12-week period ended November 7, 2005 to 4.5% during the 12-week period ended November 6, 2006 and actual costs increased by $97,000. General and administrative costs as a percentage of revenues increased from 3.7% during the 40-week period ended November 7, 2005 to 4.2% during the 40-week period ended November 6, 2006 and actual costs increased by $240,000. The increase for the 12 and 40-week periods ended November 6, 2006 was primarily attributable to higher corporate and field payrolls as compared to the same periods of the prior year.

Depreciation and amortization as a percentage of total revenues decreased from 4.1% during the 12-week period ended November 7, 2005 to 4.0% during the 12-week period ended November 6, 2006. Depreciation and amortization as a percentage of total revenues decreased from 3.8% during the 40-week period ended November 7, 2005 to 3.6% during the 40-week period ended November 6, 2006. The decrease is primarily attributable to higher sales and certain equipment being fully depreciated for the 12-week and 40-week periods ended November 6, 2006.

The Company did not have any impairment of long-lived assets during the 12-week period ended November 6, 2006 or November 7, 2005. Impairment of long-lived assets as a percentage of total revenues decreased from 0.7% during the 40-week period ended November 7, 2005 to 0.0% during the 40-week period ended November 6, 2006. The impairment in fiscal 2006 was mainly the result of decreasing the carrying value of assets held for future use by $291,000 for the 40-week period ended November 6, 2006. Additionally, the Company had approximately $23,000 of impairment expense in the second quarter of fiscal 2006 for leasehold improvements.

Interest expense as a percentage of total revenues increased from 1.1% during the 12-week period ended November 7, 2005 to 1.2% during the 12-week period ended November 6, 2006, and decreased from 1.1% during the 40-week period ended November 7, 2005 to 1.0% during the 40-week period ended November 6, 2006. The increase as a percentage of total revenues was primarily attributable to slightly higher debt balances for the 12 week period ended November 6, 2006 as compared to the same period of the prior year. The decrease as a percentage of total revenues was primarily attributable to slightly lower debt balances for the 40 week period ended November 6, 2006 as compared to the same period of the prior year.

Interest income decreased from $28,000 for the 12-week period ended November 7, 2005 to $9,000 for the 12-week period ended November 6, 2006. Interest income decreased from $330,000 for the 40-week period ended November 7, 2005 to $75,000 for the 40-week period ended November 6, 2006. The interest income was generated by the Company’s cash and outstanding notes receivable balances. The decrease for the 12-week period ended November 26, 2006 was primarily attributable to a lower notes receivable balance in the current period compared to the same period in the previous year.  The decrease in interest income for the 40 week period is primarily attributable to Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, paying

$250,000 in interest to the Company in the second quarter of fiscal 2006 on certain loans used solely for the purchase of the Company’s outstanding common stock on the open market issued prior to the enactment of the Sarbanes-Oxley Act of 2002.  No interest was recognized on these loans until paid.

Other income is rental income from the Company’s leased properties and certain management contracts. Rental income was $61,000 and $206,000 for three properties leased for the entire 12 and 40-week periods ended November 6, 2006, respectively.  One leased property was not leased until the third quarter of fiscal 2007.  Rental income was $79,000 and $239,000 for four properties leased for the entire 12 and 40-week periods ended November 7, 2005, respectively. Other income from management contracts was $3,000 and $23,000 for the 12 and 40-week periods ended November 6, 2006, respectively. Other income from management contracts was $23,000 and $41,000 for the 12 and 40-week periods ended November 7, 2005.  One management contract terminated in the second quarter of the current fiscal year.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company’s operations.  Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws so that changes in these laws can result in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures.  Shifts in these costs may have an impact on the Company’s food costs.  The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or, if it were able to do so, that it could do so in a short period of time.

Liquidity and Capital Resources

The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

As of November 6, 2006, the Company had $621,000 in cash.  Cash and cash equivalents increased by $130,000 during the 40 weeks ended November 6, 2006. The net working capital deficit was $(5,111,000) and $(4,510,000) at November 6, 2006 and January 30, 2006, respectively. Total cash provided by operations for the 40 weeks ended November 6, 2006 was approximately $2,122,000 as compared to approximately $3,062,000 for the 40 weeks ended November 7, 2005.  The Company spent approximately $2,201,000 on capital expenditures in the first 40 weeks of fiscal 2007 including approximately $700,000 to purchase the equipment, building and land in the K-BOB’S Restaurant in Dumas, Texas and $850,000 to purchase the equipment, building and land in the Pecos Diamond Steakhouse Restaurant in Artesia, New Mexico.  The Company also reduced its note receivable from K-BOB’S Capital Resource Group, Ltd. by $1,285,500 on January 31, 2006 when the Company purchased three K-BOB’S Restaurants.  The Company also received a payment of $1,291,000 on August 7, 2006 from North’s Restaurant, Inc. which reduced the Company’s note receivable. The Company received approximately $872,000 from the exercise of stock options during the first 40 weeks of fiscal 2007. Long-term debt decreased by approximately $566,000 in the first 40 weeks of fiscal 2007 primarily as a result normal principal payments and the sale of the restaurant facility in Laramie, Wyoming and the resulting debt payment of approximately $616,000 which was partially offset by the financing of the Dumas restaurant property for approximately $564,000.  On November 7, 2006, subsequent to the quarter end, the Company financed the July 2006 purchase of the Pecos Diamond Steakhouse in Artesia, New Mexico with a $595,000 5-year mortgage on the building and land.

The Company has a revolving line of credit with M&I Marshall & Ilsley Bank (the “revolving line of credit”) which provides working capital for the Company. The revolving line of credit bears interest at LIBOR plus two percent per annum and is renewable subject to credit review on an annual basis. The revolving line of credit contains covenants which require the Company to maintain certain financial ratios and other covenants that restrict the annual payment for capital expenditures and dividends. As of November 6, 2006, the Company is in compliance with these covenants.

On May 24, 2006, the Company extended the revolving line of credit due date from May 31, 2006 to June 15, 2007 and increased the credit limit from $2,000,000 to $3,000,000. The revolving line of credit balance was $679,000 on November 6, 2006 and $529,000 on December 13, 2006.  As of December 13, 2006, $2,471,000 was available on the revolving line of credit.  In addition, the revolving line of credit was amended to permit the Company to pay up to $2,700,000 in annual dividends and to spend up to $8,000,000 in capital expenditures. The revolving line of credit also permits the Company to repurchase up to 250,000 shares of common stock, although as of December 13, 2006, no shares had been repurchased.

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

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data and governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$5,742	$672	$2,216	$2,375	$479
Operating leases	9,422	2,446	3,675	2,783	518
Capital leases	2,046	309	648	574	515
Purchase commitments	—	—	—	—	—

Total contractual cash obligations	$17,210	$3,427	$6,539	$5,732	$1,512

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 30, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on our future results of operations and financial position.

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. The Company is required to adopt FSP 13-2 effective January 30, 2007. The Company is currently evaluating the impact this new standard will have on our future results of operations and financial position

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $3.0 million Revolving Line of Credit, of which $679,000 was outstanding as of November 6, 2006 and $529,000 on December 13, 2006. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 7.2% in fiscal 2007). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

There has been no change in our internal control over financial reporting during the quarter ended November 6, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company anticipates increasing its menu prices, which may have unintended consequences on its operations.

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for. The minimum wage increases in six states in which the Company operates in January 2007 will directly increase our labor costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to the Company.  In anticipation of these increases, the Company will increase menu prices in January 2007 with the desire to maintain prior profitability. However, the Company cannot predict with any certainty that the menu prices increases will be sufficient to maintain its current level of profitability.  In addition, the increase in menu prices may adversely affect the volume of our sales reducing future revenues and profitability.  If the proposed price increases sufficiently adversely affect revenues, the Company may be forced to reduce menu prices, which would adversely affect profitability.

Item 6.  Exhibits

(a)                                  The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated December 20, 2006.

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

STAR BUFFET, INC. AND SUBSIDIARIES

December 20, 2006	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

December 20, 2006	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer