Form 10-K
period 2007-01-29
STAR BUFFET INC
filed 2007-04-26
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2007

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-6054

STAR BUFFET, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1430786
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1312 N. Scottsdale Rd.	85257
Scottsdale, Arizona	(Zip Code)
(Address of Principal Executive Offices)

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

At August 14, 2006, the last business day of the registrant’s second fiscal quarter, there were outstanding 3,170,675 shares of the registrant’s common stock, $.001 par value.  The aggregate market value of common stock held by non-affiliates of the registrant (1,182,087 shares) based on the last reported sale price of the common stock as reported on the NASDAQ Small Cap Market on August 14, 2006, ($8.04 per share) was $9,503,979.  For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock was 3,170,675 shares as of April 17, 2007.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after January 29, 2007, are incorporated by reference into Part III of this Form 10-K.

The Exhibit Index is contained in Part IV herein on Page E-1.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 29, 2007

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

PART I

Item 1. Business

Overview

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. As of January 29, 2007, the Company owned and operated 14 franchised HomeTown Buffets, six JB’s Family restaurants, five Whistle Junction restaurants, four BuddyFreddys restaurants, four K-BOB’S Steakhouses, two Holiday House Family restaurants, one Western Sizzlin restaurant, one JJ North’s County Buffet, one Pecos Diamond Steakhouse and one Casa Bonita Mexican theme restaurant. The Company also had three restaurants currently closed for remodeling and repositioning, four restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company’s restaurants are located in Arizona, Colorado, Florida, Georgia, Idaho, Montana, New Mexico, Texas, Utah, Washington and Wyoming.

Recent Developments

On April 22, 2007 the principal of Holiday House Corporation (“HHC”) notified the Company that he planned to turn control of the business and associated assets over to the Company.  On April 23, 2007 the Company began operating the business.  The Company hired HHC’s employees, notified HHC’s creditors of its intent to operate the business and commenced negotiations with HHC’s landlord to craft an acceptable facility lease.  Management believes that the total amount of the note receivable from HHC will be recovered.

On February 23, 2007, the Board of Directors approved the Company’s fourth annual dividend.  This year the dividend is $0.60 per common share and is payable on June 6, 2007 to shareholders of record on May 8, 2007.

On January 30, 2007, the Company announced in a press release that it had completed the acquisition of a Western Sizzlin restaurant in Magee, Mississippi.  The purchase price was $1,400,000 which included the land, building and restaurant equipment.  The transaction included seller financing of $900,000.

Business

The Company’s objective is to operate a portfolio of mid-scale, family-oriented, well-established restaurant brands throughout the southeastern and western United States. The Company believes that certain management practices, when applied uniformly across a diversified base of restaurants concepts, will result in consistently profitable financial performance. Key elements of the Company’s management practices are:

•               Performance Measurements. The Company has developed food, labor and customer service performance measurements and reporting mechanisms that allow management to effectively monitor restaurant-level operations, benchmark restaurant performance statistics and communicate best-practices across its restaurant operations. Through the use of its restaurant-level incentive and bonus programs oriented toward motivating employees, as well as its traditional recognition programs, the Company seeks to motivate its employees, minimize turnover and foster an environment where employees are encouraged to share their ideas and cost saving suggestions with management.

•               Cost Control. The Company has been able to maintain a minimal corporate management structure by expanding the number of restaurants supervised by field managers, having corporate personnel oversee multiple administrative functions and appropriate outsourcing of certain functions when cost effective. The Company’s corporate infrastructure provides purchasing, information systems, finance, accounting and payroll so that restaurant managers can focus on restaurant operations and guest satisfaction.

•   Brand Management. The Company’s strategy is to separately manage each of its restaurant brands  Although each brand is positioned somewhat differently in the market, the Company utilizes many of the same marketing techniques such as local store marketing, radio advertising and promotional mailers to increase customer awareness and loyalty.

Segment and Related Reporting

The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurant Division. The Company’s reportable segments are based on brand similarities and certain contractual requirements. The HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The North’s Star segment includes a JJ North’s Country Buffet restaurant and a Western Sizzlin restaurant.  The North’s Star segment also includes two non-operating restaurants, a JJ North’s Country Buffet and a North’s Star Buffet.  The North’s Star Buffet restaurant is leased to a third party.  Results for fiscal 2007 also include 33 weeks of operations for a JJ North’s Country Buffet restaurant that was closed when the lease expired and was not renewed.  The Florida Buffets Division includes two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants, two Holiday House restaurants and five Whistle Junction restaurants. Results for fiscal 2007 also include 19 weeks of operations for one Buddy Freddys restaurant that was closed when the lease expired and was not renewed. In addition, another four restaurants in Florida Buffet Division are currently non-operating with two leased to third parties. The Summit Restaurants Division includes the Company’s eight JB’s Restaurants, which includes two non-operating JB’s Restaurants of which one is leased to a third party. The Summit Restaurants Division also includes the Casa Bonita restaurant in Denver, Colorado, four K-BOB’S Steakhouses and one Pecos Diamond Steakhouse.   (See Item 15, Financial Statements, Note 8.)

Growth Strategy

The Company seeks growth primarily through the acquisition of existing restaurants which management believes can benefit from the Company’s management practices. The Company may supplement its program of acquisitions with the purchase of restaurant properties that can be converted to the Company’s  existing brands and minority investments in or strategic alliances with other restaurant chains. The Company’s growth strategy is designed to capitalize on the opportunities management perceive, to acquire profitable, well-managed restaurants.

•                  Acquisitions. The Company believes that a number of acquisition opportunities exist in the mid-scale, family-oriented restaurant segment that includes buffets, cafeterias, grill/buffets, family dining and family steakhouses.. The Company believes that many restaurants in this segment are privately owned and may be available for acquisition particularly when the owners decide to retire.  Other restaurants may become available for purchase when corporate owners decide to convert from a company store to a franchisor business model or when a company is faced with a financial reorganization.

•                  Restaurant Conversions. In recent years, a number of chains in the family dining and budget steakhouse segments of the restaurant industry have experienced operational difficulties and declining performance. The Company believes that these difficulties are the result of increasing competition from casual dining chains and casual steakhouses which offer superior product quality and service at only moderately higher prices. Many of these family dining restaurants and budget steakhouses occupy desirable locations and provide opportunities to acquire desirable restaurant locations at competitive prices. The Company believes that these locations can be acquired and converted at lower prices or leased at lower rates when compared to the cost of new construction.

•                  Minority Investments and Strategic Alliances. The Company intends to seek minority investments in, or strategic alliances with, other restaurant chains. The Company believes that minority investments can provide an attractive investment opportunity for the Company and may facilitate the acquisition of such chains at a later date. The Company believes that strategic alliances can be an excellent corporate arrangement and may result in more productive use of under-performing restaurant properties at lower cost and less risk than outright acquisition.

Restaurant Concepts

HomeTown Buffet Division

General. The Company, through its subsidiary HTB Restaurants, Inc. (“HTB”), has a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets, Inc.  HTB entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of all the Company’s HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals, Recipe Manuals and Menus and HTB is to use its best efforts to achieve the highest practicable level of sales and promptly make royalty payments. The franchise agreement restricts the Company from operating restaurants within a geographic radius of the franchisor’s restaurants.

The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Such laws generally provide that a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

HTB operates 14 HomeTown Buffet restaurants in Arizona (8), Colorado (1), New Mexico (2), Utah (2) and Wyoming (1). The restaurants are approximately 10,200 square feet and seat approximately 375 customers.

North’s Star Division

General. The North’s Star Division consists of two JJ North’s Country Buffet restaurants and one North’s Star Buffet restaurant and one Western Sizzlin restaurant in Griffin, Georgia. The Company’s two JJ North’s Country Buffet restaurants are located in Idaho and Washington. The JJ North’s Country Buffet restaurant located in Boise, Idaho is closed for remodeling and repositioning, and the North’s Star Buffet restaurant located in Arizona is leased to a third party. The restaurants are approximately 6,500 to 9,000 square feet and seat approximately 210 to 320 customers.

Florida Buffets Division

General. The Company, through several transactions, has acquired 15 properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (6), Whistle Junctions (5), BuddyFreddys (2) and Holiday House (2).  The Whistle Junction restaurants were acquired by the Company on November 28, 2006. Four of the six BuddyFreddys Country Buffet restaurants have been closed for repositioning. Two of these closed restaurants have been leased to third-party operators and the net assets of one closed restaurant are classified as property held for sale. BuddyFreddys restaurants and Whistle Junction restaurants average approximately 10,000 square feet with seating for approximately 350 guests. Holiday House restaurants average approximately 5,500 square feet with seating for approximately 170 guests.

Summit  Restaurants Division

General.  The Company, through its subsidiary Summit Family Restaurants, Inc., (“Summit”), operates eight JB’s Restaurants in Arizona (1), Montana (2), Utah (4) and Idaho (1) and one Casa Bonita restaurant located in Denver, Colorado.  In addition, on January 31, 2006 Summit acquired three K-BOB’S Restaurant operations, two in Texas and one in Tucumcari, New Mexico.  Subsequently on February 28, 2006 Summit acquired a fourth K-BOB’S Restaurant operation in Dumas, Texas.  On July 11, 2006, Summit acquired a Pecos Diamond Steakhouse in Artesia, New Mexico.  Two of the eight JB’s restaurants were closed for repositioning at the end of fiscal 2006, with one of the two being leased to a third-party operator. The JB’s restaurants are approximately 4,300 to 5,600 square feet in size and seat approximately 110 to 180 customers.  The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 4,000 customers.  K-BOB’S Restaurants are approximately 4,800 square feet with seating capacity for 155 customers. The Pecos Diamond Steakhouse is approximately 5,000 square feet with seating capacity for 150 customers.

In connection with the acquisition of certain JB’s Restaurants in 1998 from JB’s Family Restaurants, Inc., a subsidiary of CKE Restaurants, Inc., the Company entered into a one-year franchise agreement for each location requiring among other items, the payment of royalty fees. After the acquisition of certain JB’s Restaurants, the Company negotiated a ten-year option for annual renewable franchise agreements for each of the JB’s Restaurants the Company operates.  In February 2000, the Company elected not to renew these franchise agreements. The Company entered into a License Agreement with the JB’s Licensor for each JB’s Restaurant in November 2002. The license agreement is being amortized as an intangible asset and allows the Company to use the JB’s trademarks through August 31, 2012 with an option for an additional ten years. The Company acquired the JB’s license agreement in November 2002 for $773,000. Amortization expense for fiscal 2006, 2005 and 2004 was $78,000 each year.

During the fiscal year ending January 30, 2006 the Company provided management and support services to K-BOB’S USA, Inc, for six K-BOB’S Restaurant operations through a strategic alliance agreement entered into between the companies on February 1, 2005.  Three of the operations included in that strategic alliance agreement are those acquired January 31, 2006.  The Company continued to provide services to K-BOB’S USA, Inc. for the remaining units until the agreement was terminated in June 2006.  The charge for services was one and a half percent of revenues.  The management fee was approximately $11,000 and $48,000 for the years ending January 29, 2007 and January 30, 2006, respectively.

Licenses, Trademarks and Service Marks

The Company owns the trademarks and service marks for BuddyFreddys, Casa Bonita, Holiday House, Pecos Diamond Steakhouse and Whistle Junction and has a license agreement with CKE Restaurants, Inc. for use of the “Star” name and design. The Company has an agreement with North’s Restaurants, Inc. for a permanent, royalty-free, transferable license to use the intangible property of JJ North’s. The Company utilizes the HomeTown Buffet mark pursuant to various franchise agreements. The Company has a license agreement to use the JB’s trademark through August 31, 2022 and has agreements to permit, under certain circumstances, the use of the K-BOB’S Steakhouse and Western Sizzlin brands.

Competition

The Company competes on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience.  The Company’s competitors include a large and diverse group of restaurant chains and individually owned restaurants.  The number of restaurants with operations similar to those of the Company has grown considerably in recent years.  As the Company and its principal competitors expand operations in various geographic areas, competition can be expected to intensify.

Seasonality

The Company’s business is moderately seasonal in nature based on locations in the northern and southern states. For the majority of the Company’s restaurants, the highest volume periods are in the first and second fiscal quarters and lowest volume periods typically occur during the third and fourth fiscal quarters.

Employees

As of April 17, 2007, the Company employed approximately 1,700 persons, of whom approximately 1,690 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Robert E. Wheaton	55	Chief Executive Officer, President and Chairman
Ronald E. Dowdy	50	Group Controller, Treasurer and Secretary
Thomas G. Schadt	65	Director
Phillip “Buddy” Johnson	55	Director
Craig B. Wheaton	50	Director
B. Thomas M. Smith, Jr.	72	Director
Todd S. Brown	50	Director

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

Phillip “Buddy” Johnson has served as a director of the Company since February 1999. Mr. Johnson has served as the Supervisor of Elections of Hillsborough County since March 2003. From March 2001 until March 2003, he served as the Director of the Division of Real Estate in the Florida Department of Business and Professional Regulations. Mr. Johnson served as President of the BuddyFreddys Division from April 1998 until March 2001. From 1980 until 1998, he was the founding Chairman and CEO of BuddyFreddys Enterprises. From 1991 to 1996, Mr. Johnson served as Republican floor leader in the Florida House of Representatives. Mr. Johnson also served on the executive committee of The Foundation for Florida’s Future, a non-profit corporation established in 1995 by former governor, Jeb Bush.

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

Item 1A.  Risk Factors

Our Growth Strategy Depends Upon our Ability to Acquire and Successfully Integrate Additional Restaurants. The Company intends continue to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on the ability of the Company to acquire additional restaurants or to convert acquired sites into restaurants, within both existing and new markets.  The success of the Company’s growth strategy is dependent upon numerous factors, many of which are beyond the Company’s control, including the availability of suitable acquisition opportunities, the availability of appropriate financing, and general economic conditions.  The Company must compete with other restaurant operators for acquisition opportunities and with other restaurant operators, retail stores, companies and developers for desirable site locations.  Many of these entities have substantially greater financial and other resources than the Company. Many of its acquired restaurants may be located in geographic markets in which the Company has limited or no operating experience. There can be no assurance that the Company will be able to identify, negotiate and consummate acquisitions or that acquired restaurants or converted restaurants can be operated profitably and successfully integrated into the Company’s operations.

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

A strategy of growth through acquisitions requires access to significant capital resources. If the Company determines to make a sizeable acquisition, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. At present, the Company has only limited availability under its credit facility which expires on June 15, 2007.  There can be no assurance that this credit facility will be replaced or a new credit facility will be established by the Company for any such acquisition.

     Since inception, the Company’s acquisition strategy has, in certain circumstances, incorporated loans to sellers to facilitate certain proposed transactions.  In most cases, these loans are secured and include, as part of terms and conditions, the Company’s right to convert the loan into ownership of the restaurants.  Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons.  This financing strategy entails significant risk.  Currently, the Company has three loans receivable outstanding and one significant-sized loan receivable is in default.  However, because the Company anticipates full recovery of amounts outstanding through either repayment or conversion to ownership, historically no provision for doubtful accounts has been established.  While estimates to date have been within our expectations, a change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of these receivables.

Operating Results can be Adversely Impacted by the Failure to Renew Facility Leases. The majority of the Company’s facilities are leased. Certain of these leases contain limited or no renewal options and other leases contain escalating or fair market renewal rates. There can be no assurance that these facility leases can renewed or if they are renewed, can be done so at lease rates that permit the restaurant to be operated at a profit.

Dependence Upon and Restrictions Resulting from HomeTown Franchise Agreements. The Company operates its 14 HomeTown Buffet Restaurants through its wholly-owned subsidiary, HTB Restaurants, Inc., which is a party to a Franchise Agreement with the HomeTown Franchisor for each such restaurant.

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

The Company’s operations with respect to its HomeTown restaurants are subject to certain restrictions imposed by policies and procedures of HomeTown currently in effect, which may change from time to time.  These restrictions limit the Company’s ability to modify the menu items and decor of its restaurants and may have the effect of limiting the Company’s ability to pursue its business plan. Furthermore, the franchise agreement with the HomeTown franchisor imposes substantial restrictions on the Company’s ability to operate certain restaurant formats and to open additional restaurants in certain geographical areas.

Dependence Upon and Restrictions Resulting from JB’s License Agreement. The Company, through its subsidiary Summit, operates six JB’s Restaurants in Arizona, Montana and Utah. The Company entered into a License Agreement with the JB’s Licensor for each such restaurant in November 2002. The license agreement allows the Company to use the JB’s trademarks through August 31, 2012 with an option for an additional ten years.

The performance of the Company’s JB’s Restaurant operations is directly related to the success of the JB’s Restaurant system, including the management and financial condition of the JB’s Licensor as well as the number of restaurants operated by the JB’s Licensor and their other licensees or franchisees.  The inability of such restaurants to compete effectively could have a material adverse effect on the Company’s operations as well as the number of restaurants.  The success of the Company’s JB’s Restaurants depends in part on the effectiveness of the JB’s Licensor’s marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has little or no control.  For example, adverse publicity involving JB’s Restaurants operated by the licensor or its other licensees or franchisees could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence Upon and Restrictions Resulting from K-BOB’S License Agreement. The Company, through its subsidiary Summit, operates four K-BOB’S Restaurants in New Mexico and Texas. The Company entered into multiple License Agreements with the K-BOB’S Licensor for each restaurant. The license agreement allows the Company to use the K-BOB’S trademarks.

The performance of the Company’s K-BOB’S restaurant operations is directly related to the success of the K-BOB’S Restaurant system, including the management and financial condition of the K-BOB’S Licensor as well as the number of restaurants operated by the K-BOB’S Licensor and their other licensees or franchisees.  The success of the Company’s K-BOB’S Restaurants depends in part on the effectiveness of the K-BOB’S Licensor’s marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has little or no control.  For example, adverse publicity involving K-BOB’S Restaurants operated by the licensor or its other licensees or franchisees could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence Upon and Restrictions Resulting from Western Sizzlin License Agreement. The Company, through its subsidiary Star Buffet Management, Inc., operates two Western Sizzlin Restaurants in Georgia and Mississippi. The Company entered into a License Agreement with the Western Sizzlin Licensor for each restaurant. The license agreement allows the Company to use the Western Sizzlin trademarks.

The performance of the Company’s Western Sizzlin Restaurant operations is directly related to the success of the Western Sizzlin Restaurant system, including the management and financial condition of the Western Sizzlin Licensor as well as the number of restaurants operated by the Western Sizzlin Licensor and their other licensees or franchisees.  The success of the Company’s Western Sizzlin Restaurants depends in part on the effectiveness of the Western Sizzlin Licensor’s marketing efforts, new product development programs, quality assurance and other operational systems over which the Company has little or no control.  For example, adverse publicity involving Western Sizzlin Restaurants operated by the licensor or its other licensees or franchisees could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s Quarterly Results are Likely to Fluctuate. The Company has in the past experienced, and expects to continue to experience, significant fluctuations in restaurant revenues and results of operations from quarter to quarter.  In particular, the Company’s quarterly results can vary as a result of acquisitions and costs incurred to integrate newly acquired entities.  Conversely, the Company’s restaurant revenue and results of operations can vary due to restaurant closures and associated costs connected with these closures.  A number of the Company’s restaurants are located in areas which are susceptible to severe winter weather conditions or tropical storm patterns which may have a negative impact on customer traffic and restaurant revenues.  Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.  Seasonal and quarterly fluctuations can have a material adverse effect on the Company’s business, results of operation and financial condition.

The Restaurant Industry is Highly Competitive.  The Company competes on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience. As the Company and its principal competitors expand operations in various geographic areas, competition can be expected to intensify. Such intensified competition could increase the Company’s operating costs or adversely affect its revenues or operating margins. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company.  In addition, the restaurant industry has few non-economic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends.  The Company’s significant investment in, and long term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations.

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

Effect of Certain Charter and Bylaw Provisions. Certain provisions of the Company’s Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of the Company.  Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s Common Stock.  The Company’s Certificate of Incorporation allows the Company to issue up to 1,500,000 shares of currently undesignated Preferred Stock, to determine the powers, preferences, rights, qualifications and limitations or restrictions granted to or imposed on any un-issued series of that Preferred Stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders.  The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock.  The Certificate of Incorporation also prohibits the ability of stockholders to call special meetings.  The Company’s Bylaws require advance notice to nominate a director or take certain other actions.  Such provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company.  In addition, the Company has not elected to be excluded from the provisions of Section 203 of the Delaware General Corporation Law, which imposes certain limitations on transactions between a corporation and “interested” stockholders, as defined in such provisions.

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

Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline. Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 17, 2007, 3,170,675 shares of common stock were outstanding and 528,000 shares were issuable upon exercise of outstanding options at exercise prices of $5.00, $6.70 and $12.00. The Company cannot predict the effect, if any, that sales of shares of the Company’s common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company’s common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

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

The Company’s restaurants are primarily freestanding locations. As of January 29, 2007 32 of 47 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2007 to 2013 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments and most call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, property and general liability insurance and pay associated taxes and expenses.

The following is a summary of the Company’s restaurant properties as of January 29, 2007:

	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Owned	3	1	5	6	15
Leased	11	3	10	8	32
Total	14	4	15	14	47

As of January 29, 2007, the Company’s restaurants are located in the following states:

Number of Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	15	—	15
Georgia	—	1	—	—	1
Idaho	—	1	—	1	2
Montana	—	—	—	2	2
New Mexico	2	—	—	2	4
Texas	—	—	—	3	3
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	14	4	15	14	47

As of January 29, 2007, the Company’s non-operating restaurants are located in the following states:

Number of Non-Operating Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	1	2
Utah	—	—	—	1	1
Total	—	2	4	2	8

Four of the non-operating restaurants have been leased to third-party operators, and one is currently being remodeled and will be operated by the Company.  Two restaurants remain closed for remodeling and repositioning and the net assets of one closed restaurant are classified as property held for sale.

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

     Prior to August 2006, the receiver had remitted only approximately $56,000 in loan repayments. In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek to expedite the liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property owned by North’s. The Company believes current and future cash flows including potential asset sales are adequate for recovery of the remaining principal amount of the note receivable. The Company has not recognized any interest income with respect to this note since August 2003.  The Company has not provided an allowance for bad debts for the note as of January 29, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders of the Company during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is listed on the NASDAQ Capital Market under the symbol “STRZ”. As of April 17, 2007, there were approximately 512 record holders of the Company’s Common Stock. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

Fiscal Year	2007		2006
	High	Low	High	Low
First Quarter	$9.46	$6.98	$8.75	$6.19
Second Quarter	8.39	7.02	9.24	6.53
Third Quarter	8.85	7.80	8.47	6.80
Fourth Quarter	9.97	8.01	8.07	6.26

Dividends. On February 23, 2007, the Board of Directors approved the Company’s fourth annual dividend. The dividend this year is $0.60 per common share and is payable on June 6, 2007 to shareholders of record on May 8, 2007.

Equity Compensation Plan Information.

The following table gives information about our shares of Common Stock that may be issued under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	528,000	$11.56	1,000
Equity compensation plans not approved by security holders	—	—	—
Total	528,000	$11.56	1,000

The exercise price of the options granted and exercisable at January 29, 2007 is $5.00 for 12,000 options, $6.70 for 28,000 options and $12.00 for 488,000 options.

STOCK PRICE PERFORMANCE GRAPH

	Cumulative Total Return
	1/02	1/03	1/04	1/05	1/06	1/07

STAR BUFFET, INC	100.00	82.75	196.48	246.08	305.41	396.88
NASDAQ COMPOSITE	100.00	69.40	108.83	110.64	126.10	136.65
DOW JONES US RESTAURANTS & BARS	100.00	72.41	110.17	136.76	154.35	181.85

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data

The following paragraphs set forth selected consolidated financial data for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ended January 29, 2007, has been derived from our consolidated financial statements for those years, which have been audited by Mayer Hoffman McCann P.C., our independent accountants.

The selected and other data presented below should be read in conjunction with the “Consolidated Financial Statements”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The operating results for the 52-week period ended January 29, 2007 included 52 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, six JB’s Family restaurants, four BuddyFreddys restaurants (two of the four BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), three K-BOB’S Steakhouses, two Holiday House Family restaurants, one JJ North’s Country Buffet restaurant, and one Casa Bonita Mexican theme restaurant.  The results also included the following, one K-BOB’S Steakhouse for 48 weeks, one Pecos Diamond Steakhouse for 29 weeks, one Western Sizzlin restaurant for 16 weeks and five Whistle Junction restaurants for 9 weeks.  In addition, operating results include 19 weeks for one Buddy Freddy’s Country Buffet and 33 weeks for one JJ North’s Country Buffet restaurant closed during the fiscal year 2007.  Eight restaurants were closed at the end of the 2007 fiscal year for repositioning. Four of the eight closed restaurants have been leased to third-property operators, three restaurants remain closed for remodeling and repositioning and another closed restaurant was reported as property held for sale.

The operating results for the 52-week period ended January 30, 2006 included 52 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, six JB’s restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants were BuddyFreddys Country Buffet restaurants), two JJ North’s Country Buffet restaurants, two Holiday House restaurants and one Casa Bonita restaurant.  In addition, operating results included 10 weeks for one JB’s restaurant and one Casa Bonita restaurant closed during the fiscal year 2006.  In addition to the above, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho.  The Company leases the restaurant facility to a JB’s franchisee. Eight restaurants were closed at the end of the 2006 fiscal year for repositioning. Three of the eight closed restaurants were leased to third-property operators, four restaurants were held for remodeling and repositioning and another closed restaurant was reported as property held for sale.  One of the four restaurants closed for remodeling and repositioning located in Laramie, Wyoming was sold in March 2006.

The operating results for the 53-week period ended January 31, 2005 included 53 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, seven JB’s restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants were BuddyFreddys Country Buffet restaurants), two JJ North’s Country Buffet restaurants, two Casa Bonita restaurants, and two Holiday House restaurants.  In addition, operating results included 30, 34 and 52 weeks for three JJ North’s Country Buffet restaurants closed during fiscal year 2005 and 35 and 51 weeks for two HomeTown Buffet restaurants. Results for 2005 also included 34 weeks of operations for one North’s Star Buffet restaurant and 39 weeks of operations for one JB’s Restaurant. Eight restaurants were closed at the end of the 2005 fiscal year for repositioning. Four of the eight closed restaurants were leased to third-property operators, three restaurants were held for remodeling and repositioning and one closed restaurant was property held for sale.

The operating results for the 52-week period ended January 26, 2004 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, eight JB’s restaurants, five BuddyFreddys restaurants (three of the five BuddyFreddys restaurants were BuddyFreddys Country Buffet restaurants), five JJ North’s Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North’s Star Buffet restaurant.  In addition, operating results included 19 and 2 weeks for two BuddyFreddys Country Buffet restaurants closed during fiscal year 2004 and 12 weeks of operations for one JJ North’s Country Buffet restaurant and 5 weeks of operations for one JB’s Restaurant. Five restaurants were closed at the end of the 2004 fiscal year for repositioning. Three of the five closed restaurants were leased to third-property operators and one closed restaurant was property held for sale. One property was sold during fiscal 2004.

The operating results for the 52-week period ended January 27, 2003 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, nine JB’s restaurants, seven BuddyFreddys restaurants (five of the seven BuddyFreddys restaurants were BuddyFreddys Country Buffet restaurants), six JJ North’s Country Buffet restaurants, two Casa Bonita restaurants, two Holiday House restaurants and one North’s Star Buffet restaurant.  In addition, operating results included 23 and 9 weeks for two BuddyFreddys Country Buffet restaurants closed during fiscal year 2003 and 19 weeks of operations for one JJ North’s Country Buffet restaurant and 30 weeks of operations for one JJ North’s Family Restaurant opened July 2002. Seven restaurants were closed at the end of the 2003 fiscal year for repositioning. Two of the seven closed restaurants were leased and the property of another one was under contract to be sold and was reported as property held for sale. During the first quarter of fiscal 2004, three restaurants were closed that resulted in an impairment of leasehold improvements of $188,000 included in the fourth quarter of 2003.

SELECTED FINANCIAL DATA

(In thousands except per share amounts and restaurant unit data)

	Fifty-Two	Fifty-Two	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended
	Jan. 29, 2007	Jan. 30, 2006	Jan. 31, 2005	Jan. 26, 2004	Jan. 27, 2003
Consolidated Statements of Operations Data:
Total revenues	$58,648	$56,305	$64,856	$68,090	$74,798
Costs and expenses
Food costs	20,789	19,429	22,336	23,275	25,867
Labor costs	19,674	18,260	21,712	23,015	25,695
Occupancy and other expenses	12,772	11,763	12,963	14,042	15,960
General and administrative expenses	2,426	2,179	2,694	2,433	3,739
Depreciation and amortization	2,069	2,120	2,440	2,670	3,485
Impairment of long-lived assets	—	369	2,838	1,083	1,831
Total costs and expenses	57,730	54,120	64,983	66,518	76,577
Income (loss) from operations	918	2,185	(127)	1,572	(1,779)
Interest expense	(616)	(648)	(640)	(569)	(614)
Gain on sale of assets	230	—	—	—	—
Reversal of litigation accrual	—	—	—	400	—
Other income, net	422	680	427	319	272
Income (loss) before income taxes (benefit)	954	2,217	(340)	1,722	(2,121)
Income taxes (benefit)	238	420	(168)	609	(815)
Income (loss) before cumulative effect of a change in accounting principle	716	1797	(172)	1,113	(1,306)
Cumulative effect of a change in accounting principle — net of tax benefit	—	—	—	—	(560)
Net income (loss)	$716	$1797	$(172)	$1,113	$(1,866)
Income (loss) per common share before cumulative effect of a change in accounting principle — basic	$0.23	$0.60	$(0.06)	$0.38	$(0.44)
Income (loss) per common share before cumulative effect of a change in accounting principle —diluted	$0.23	$0.56	$(0.06)	$0.38	$(0.44)
Cumulative effect of a change in accounting principle — net of tax benefit	—	—	—	—	(0.19)
Net income (loss) per common share — basic	$0.23	$0.60	$(0.06)	$0.38	$(0.63)
Net income (loss) per common share — diluted	$0.23	$0.56	$(0.06)	$0.38	$(0.63)
Weighted average shares outstanding — basic	3,147	2,990	2,950	2,950	2,950
Weighted average shares outstanding — diluted	3,164	3,209	2,950	2,950	2,950
Balance sheet data:
Total assets	$34,168	$34,824	$34,880	$35,954	$39,446
Total debt and capital lease obligations including current portion	7,621	7,815	8,207	7,967	9,134
Stockholders’ equity	$19,178	$20,284	$19,775	$20,790	$19,677
Other data:
Operating units (1)
HomeTown Buffet	14	14	14	16	16
North’s Star	2	2	2	6	7
Florida Buffets	11	7	7	7	9
Summit Restaurants	12	7	9	10	12
Non-Operating	8	8	8	5	7
Total	47	38	40	44	51

(1)             At the end of the respective periods.

Supplemental Quarterly Financial Data (Unaudited).  Quarterly financial results for the 52 weeks ended January 29, 2007, and the 52 weeks ended January 30, 2006 are summarized below.

(In thousands except per share data)

	For the 52 Weeks Ended January 29, 2007
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
Revenues	$18,762	$13,632	$12,185	$14,068	$58,648
Income (loss) from operations	778	581	(401)	(40)	918
Income (loss) before income taxes	996	503	(474)	(71)	954
Income taxes (benefit)	324	193	(219)	(60)	238
Net income (loss)	$672	$310	$(255)	$(11)	$716
Earnings (loss) per share:
Basic	$0.22	$0.10	$(0.08)	$(0.00)	$0.23
Diluted	$0.21	$0.10	$(0.08)	$(0.00)	$0.23

    (In thousands except per share data)

	For the 52 Weeks Ended January 30, 2006
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
Revenues	$18,869	$13,788	$11,493	$12,155	$56,305
Income (loss) from operations	1,424	860	(160)	61	2,185
Income (loss) before income taxes	1,338	1,050	(156)	(15)	2,217
Income taxes (benefit)	462	342	(54)	(330)	420
Net income (loss)	$876	$708	$(102)	$315	$1797
Earnings (loss) per share:
Basic	$0.30	$0.24	$(0.03)	$0.10	$0.60
Diluted	$0.27	$0.22	$(0.03)	$0.10	$0.56

 (In thousands except per share data)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week period ended January 29, 2007 and for the 52-week period ended January 30, 2006 and the 53-week period ended  January 31, 2005 are based on the composition of restaurant operations as discussed in Item 6 — Selected Financial Data.

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is engaged in the restaurant industry. As of January 29, 2007, the Company owned and operated 14 franchised HomeTown Buffets, six JB’s Family restaurants, five Whistle Junction restaurants, four BuddyFreddys restaurants, four K-BOB’S Steakhouses, two Holiday House Family restaurants, one Western Sizzlin restaurant, one JJ North’s County Buffet, one Pecos Diamond Steakhouse and one Casa Bonita Mexican theme restaurant.   The Company also had three restaurants currently closed for remodeling and repositioning, four restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company’s restaurants are located in eight western states and Florida, Georgia and Texas.

The Company’s sales were $58.6 million in fiscal 2007, a 4.2 percent increase from $56.3 million in fiscal 2006.  Sales from the Company’s 11 new store openings in fiscal 2007 were approximately $5.8 million. Sales lost from closed stores represented approximately $3.6 million.  Same store sales decreased approximately 1.2%.  The net income for fiscal 2007 was $716,000 ($0.23 per diluted share) compared with net income for fiscal 2006 of $1,797,000 ($0.56 per diluted share).  Fiscal 2006 was impacted by non-cash charges of $369,000 for impairment of long-lived assets compared to $0 of non-cash charges for impairment of long-lived assets in fiscal 2007.

The implementation of the Company’s acquisition and strategic alliance strategies, and the costs associated with integrating new, under-performing or unprofitable restaurants, acquired or otherwise operated by the Company may affect the comparability of historical and future periods and have a material adverse effect on the Company’s results of operations.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the fifty-two weeks ended January 29, 2007 (“fiscal 2007”), and for the fifty-two weeks ended January 30, 2006 (“fiscal 2006”) and the fifty-three weeks ended January 31, 2005 (“fiscal 2005”).

	Fifty-Two Weeks	Fifty-Two Weeks	Fifty-Three Weeks
	Ended	Ended	Ended
	January 29, 2007	January 30, 2006	January 31, 2005
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Food costs	35.5	34.5	34.4
Labor costs	33.6	32.4	33.5
Occupancy and other expenses	21.8	20.9	20.0
General and administrative expenses	4.1	3.9	4.1
Depreciation and amortization	3.5	3.8	3.8
Impairment of long-lived assets	0.0	0.7	4.4
Total costs and expenses	98.4	96.1	100.2
Income (loss) from operations	1.6	3.9	(0.2)
Interest expense	(1.1)	(1.2)	(1.0)
Other income, net	0.6	1.2	0.7
Income (loss) before income taxes (benefit)	1.6	3.9	(0.5)
Income taxes (benefit)	0.4	0.7	(0.2)
Net income (loss)	1.2%	3.2%	(0.3)%

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

(Dollars in Thousands)

52 Weeks Ended January 29, 2007	HomeTown Buffet (1)	North’s Star (2)	Florida Buffets (3)	Summit Restaurants(4)	Other	Total
Revenues	$27,258	$2,301	$11,642	$17,447	$—	$58,648
Food cost	10,302	970	4,312	5,205	—	20,789
Labor cost	8,797	876	3,913	6,088	—	19,674
Interest income	—	—	—	—	93	93
Interest expense	(167)	—	—	—	(448)	(615)
Depreciation & amortization	989	88	419	509	64	2,069
Impairment of long-lived assets	—	—	—	—	—	—
Income (loss) before income taxes	117	(364)	510	2,627	(1,936)	954

52 Weeks Ended January 30, 2006	HomeTown Buffet (1)	North’s Star (2)	Florida Buffets (3)	Summit Restaurants(4)	Other	Total
Revenues	$28,210	$2,267	$10,841	$14,987	$—	$56,305
Food cost	10,455	927	3,919	4,128	19,429
Labor cost	8,572	812	3,597	5,279	18,260
Interest income	—	—	—	—	361	361
Interest expense	(181)	—	—	—	(467)	(648)
Depreciation & amortization	996	86	588	383	67	2,120
Impairment of long-lived assets	18	74	202	75	—	369
Income (loss) before income taxes	1,441	(328)	429	2,230	(1,555)	2,217

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

(2) During the third quarter of fiscal 2007, the Company closed the JJ North’s restaurant in Bend, Oregon and acquired the Western Sizzlin in Griffin, Georgia.  The sales in the new Western Sizzlin were higher than the closed JJ North’s resulting in slightly higher sales for the year.  Food and labor costs were higher in the new Western Sizzlin as compared to the closed JJ North’s resulting in higher costs in the fiscal year as compared to the prior year.  The North’s Star division had higher maintenance, repairs and utilities expense in the current year compared to the prior year.  Utility expense increased this year as compared to the prior year primarily because of higher costs for both electricity and gas.

(3) The increase in income before income taxes in the Florida Division was primarily the result of lower depreciation and amortization expense and no impairment of long-lived assets in the current year. These improvements were partially offset by higher costs for food, labor and general and administrative expenses.

(4) The increase in sales from the four new K-BOB’S Restaurants and the Pecos Diamond Steakhouse of approximately $4.2 million more than offset the sales loss of approximately $1.6 million from the Casa Bonita Restaurant closed during the third quarter of fiscal 2006 in the Summit Restaurant division. The increase in income before income taxes was primarily attributed to the $234,000 gain on selling the restaurant facility in Laramie, Wyoming and higher sale volume.  Food cost as a percentage of revenue increased slightly due to the mix of restaurant concepts.  Labor cost as a percentage of revenue increased due to the mix of restaurant concepts and minimum wage increases.

Comparison of Fiscal 2007 to Fiscal 2006

Total revenues increased $2.3 million or 4.2% from $56.3 million in fiscal 2006 to $58.6 million in fiscal 2007.  There was a $5.8 million increase in 2007 from 11 new store openings.  Sales lost from closed stores represented approximately $3.6 million.  Same store sales decreased approximately 1.2%.

     Food costs as a percentage of total revenues increased from 34.5% during in fiscal 2006 to 35.5% in fiscal 2007.  The increase as a percentage of total revenues was primarily attributable to the closing of one Casa Bonita restaurant in the third quarter of fiscal 2007. The Casa Bonita restaurants have traditionally had a lower food cost than the full line buffets.  In addition to the food cost increasing because of the changing sales mix, each division had higher food costs for the fiscal year.  The increase in food costs primarily in the Hometown Buffet division was a result of menu improvements.

     Labor costs as a percentage of total revenues increased from 32.4% in fiscal 2006 to 33.6% in fiscal 2007 and actual labor costs increased by $1,414,000. The increase in labor cost and as a percentage of revenue resulted primarily from higher starting wages in certain markets in fiscal 2007 as compared to the fiscal year 2006.  The minimum wage increases in Arizona, Colorado, Florida, Montana, and Washington increased wage costs for the Company starting in January 2007.  In response to the increased costs, the Company increased menu pricing in January 2007 with the goal of maintaining labor costs as percentage of sales consistent with prior results, although there can be no assurance that this will be the result (see the discussion under “Risk Factors”).

Occupancy and other expenses as a percent of total revenues increased from 20.9% in fiscal 2006 to 21.8% in fiscal 2007. The increase as a percentage of revenues for the 52-week period ended January 29, 2007 was primarily attributable to decreased revenues in the stores opened during both years and increased variable expenses. The fixed portion of occupancy costs is primarily fixed costs for property leases and related common area maintenance and property taxes.  Increases in variable costs were attributable to increases of $310,000 in repairs and maintenance, $326,000 in utility costs and $101,000 for advertising costs.

General and administrative expenses as a percentage of total revenues increased from 3.9% in fiscal 2006 to 4.1% in fiscal 2007 and actual costs increased by $248,000.  The increase for the 52-week period ended January 29, 2007 was primarily attributable to higher corporate and field payroll expenses as compared to the prior fiscal year.

Depreciation and amortization as a percent of total revenues decreased from 3.8% in fiscal 2006 to 3.5% in fiscal 2007. The decrease as a percentage of revenue is primarily attributable to certain equipment and impaired assets being fully depreciated for the 52-week period ended January 29, 2007 as compared to the 52-week period ended January 30, 2006.  The decrease is also attributed to increased sales for the 52 week period ended January 29, 2007 as compared to the 52 week period ended January 30, 2006.  Actual depreciation and amortization decreased by $51,000.

Impairment of long-lived assets decreased from 0.7% in fiscal 2006 to 0.0% in fiscal 2007. The impairment in fiscal 2006 totaled $78,000 for one store closure and the impairment of two restaurants’ leasehold improvements where projected undiscounted cash flows were less than the net book value of the assets. Fiscal 2006 also included $291,000 for impairment to equipment held for future use.  Management does not believe impairment indicators are present at January 29, 2007.

Interest expense as a percent of total revenues decreased from 1.2% in fiscal 2006 to 1.1% in fiscal 2007. The decrease is primarily attributable to higher sales in fiscal 2007.

The income tax provision totaled $238,000 or 25% of pre-tax income in fiscal 2007 as compared to $420,000 or 19% of pre-tax income in fiscal 2006.  The adjustment of estimated income tax accruals in fiscal 2006 includes adjustments from an IRS exam which lowered the income tax expense for the year.

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

Depreciation and amortization as a percent of total revenues stayed at 3.8% in fiscal 2005 and 3.8% in fiscal 2006. This was primarily attributable to certain equipment and impaired assets being fully depreciated for the 52-week period ended January 30, 2006 as compared to the 53-week period ended January 31, 2005, which resulted in the same percentage of revenue since the revenues declined in the 2006 fiscal year.  Actual depreciation and amortization decreased by $320,000.

Impairment of long-lived assets decreased from 4.4% in fiscal 2005 to 0.7% in fiscal 2006. The impairment in fiscal 2006 totaled $78,000 for one store closure and the impairment of two restaurants’ leasehold improvements where projected undiscounted cash flows were less than the net book value of the assets. Fiscal 2006 also included $291,000 for impairment to equipment held for future use.  The impairment in fiscal 2005 was a result of the closure of one JJ North’s Country Buffet restaurant in the third quarter, the closure of one JJ North’s Country Buffet restaurant in the fourth quarter, the closure of one HomeTown Buffet restaurant in the third quarter, the closure of one HomeTown Buffet restaurant in the fourth quarter and the impairment of four restaurants’ leasehold improvements where projected undiscounted cash flows were less than the net book value of the assets. Fiscal 2005 also included a goodwill impairment of $1,230,000 related to five restaurants.

Interest expense as a percent of total revenues increased from 1.0% in fiscal 2005 to 1.2% in fiscal 2006. The increase was primarily attributable to lower sales in fiscal 2006.

The income tax provision totaled $420,000 in fiscal 2006 as compared to an income tax benefit of $168,000 in fiscal 2005.  The income tax provision in fiscal 2006 included more general business tax credits than in prior years due to Internal Revenue Service rulings on employment tax credits.

Liquidity and Capital Resources

      The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit. As of January 29, 2007, the Company had $418,000 in cash and cash equivalents as compared to $491,000 in cash and cash equivalents at January 30, 2006. The net working capital deficit was $(4,912,000) and $(4,510,000) at January 29, 2007 and January 30, 2006, respectively.   The Company spent approximately $2,505,000 on capital expenditures in fiscal 2007 including approximately $700,000 to purchase the equipment, building and land in the K-BOB’S Restaurant in Dumas, Texas and $850,000 to purchase the equipment, building and land in the Pecos Diamond Steakhouse Restaurant in Artesia, New Mexico.  The Company used approximately $100,000 to advance loans to strategic partners and $2,695,000 to pay dividends in fiscal 2007.  The Company also reduced its note receivable from K-BOB’S Capital Resource Group, Ltd. by $1,285,500 on January 31, 2006 when the Company purchased three K-BOB’S Restaurants.  The Company also received a payment of $1,291,000 on August 7, 2006 from North’s Restaurant, Inc. which reduced the Company’s note receivable. The Company received approximately $873,000 from the exercise of stock options during fiscal 2007. Long-term debt decreased by approximately $181,000 in fiscal 2007 primarily as a result normal principal payments and the sale of the restaurant facility in Laramie, Wyoming and the resulting debt payment of approximately $616,000 which was offset by the financing of the Dumas restaurant property for approximately $564,000 and the financing of the July 2006 purchase of the Pecos Diamond Steakhouse in Artesia, New Mexico with a $595,000 5-year mortgage on the building and land.

Cash provided by operations was $2.7 million for fiscal 2007 and $3.9 million for fiscal 2006.

The Company intends to continue to modestly expand operations through the acquisition of restaurants.. During fiscal 2007, the Company acquired four K-BOB’S Steakhouse restaurants and in April 2006 entered into a strategic alliance with Western Sizzlin’ Corporation to pursue the acquisition of certain restaurants.  In addition, the Company opened one Pecos Diamond Steakhouse, one Western Sizzlin restaurant and five Whistle Junction restaurants during the year.  Subsequent to year end, the Company opened one additional Western Sizzlin restaurant, one additional Whistle Junction restaurant and one Holiday House Family restaurant. The Company has some of this equipment available from stores closed in previous periods. There can be no assurance that the Company will be able to acquire additional restaurants or locations or, if acquired, that these restaurants will have a positive contribution to the Company’s results of operations.

    The Company has a revolving line of credit with M&I Marshall & Ilsley Bank (the “revolving line of credit”) which provides working capital for the Company. The revolving line of credit bears interest at LIBOR plus two percent per annum and is renewable subject to credit review on an annual basis. The revolving line of credit contains covenants which require the Company to maintain certain financial ratios and other covenants that restrict the annual payment for capital expenditures and dividends. As of January 29, 2007, the Company is in compliance with these covenants.

On May 24, 2006, the Company extended the revolving line of credit due date from May 31, 2006 to June 15, 2007 and increased the credit limit from $2,000,000 to $3,000,000. The revolving line of credit balance was $336,000 on January 29, 2007 and $334,000 on April 17, 2007.  As of April 17, 2007, $2,666,000 was available on the revolving line of credit.  In addition, the revolving line of credit was amended to permit the Company to pay up to $2,700,000 in annual dividends and to spend up to $8,000,000 in fiscal 2007 and up to $3,000,000 in subsequent years in capital expenditures. The revolving line of credit also permits the Company to repurchase up to 250,000 shares of common stock, although as of April 17, 2007, no shares had been repurchased.

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

On February 1, 2001, the Company entered into a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 29, 2007 and January 30, 2006 was    $325,000 and $362,000, respectively.

On October 9, 2001, the Company entered into a $773,000 15 year first real estate mortgage with First National Bank of Wyoming.  The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, requires the maintenance of certain fixed charge coverage ratios and requires a minimum shareholder ownership percentage. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company’s agreement with FleetBoston. The mortgage was secured by the Company’s JB’s Restaurant in Laramie, Wyoming. The balance at January 29, 2007 and January 30, 2006 was $0 and $623,000, respectively.  The mortgage was paid in full on March 16, 2006 when the property was sold.

On May 2, 2002, the Company entered into a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay a prior obligation to FleetBoston Financial Corporation as required by the Company’s agreement with FleetBoston. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 29, 2007 and January 30, 2006 was $877,000 and $1,066,000, respectively.

On December 19, 2003, the Company entered into a $1,470,000 six year first real estate mortgage with Platinum Bank.  The mortgage has monthly payments including interest of $12,678 through November 19, 2009 with a balloon payment of $475,000 due on December 19, 2009. The mortgage bears interest at a fixed rate of 6.25% for the first three years with interest for years four to six calculated at the three year Atlanta Federal Home Loan Bank advance rate for fixed rate credits plus 325 basis points with a floor of 6.0%. The new rate is 8.1% and the new monthly payment is $14,031.  The mortgage is secured by the Company’s BuddyFreddys restaurant in Plant City, Florida and a $500,000 personal guarantee of a shareholder. The balance at January 29, 2007 and January 30, 2006 was $1,237,000 and $1,339,000, respectively.

On February 25, 2004, the Company entered into a $1,250,000 seven year first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $18,396 and matures on February 25, 2011 with a fixed interest rate of 6.1%. The proceeds were used to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 29, 2007 and January 30, 2006 was $721,000 and $959,000, respectively.

On July 29, 2004, the Company entered into a $550,000 ten year first real estate mortgage with Heritage Bank.  The mortgage has monthly payments including interest of $6,319 and matures on August 1, 2014 with a fixed interest rate of 6.75%. The mortgage is secured by the Company’s JB’s Restaurant in Great Falls, Montana. The balance at January 29, 2007 and January 30, 2006 was $430,000 and $490,000, respectively.

On October 27, 2004, the Company entered into a $1,275,000 five year first real estate mortgage with Bank of Utah.  The mortgage has monthly payments including interest of $14,371 and matures on October 26, 2009 with a balloon payment of $752,000 due on October 26, 2009. The mortgage bears interest at a fixed interest rate of 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios. The proceeds were used to pay Naisco Investments, L.C., the previous lien holder, and to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Layton, Utah. The balance at January 29, 2007 and January 30, 2006 was $1,008,000 and $1,154,000, respectively.

On September 16, 2005, the Company entered into a $300,000 5 year mortgage with Naisbitt Investment Company.  The mortgage has monthly payments including interest of $5,870 and matures on September 15, 2010.  The balance at January 29, 2007 and January 30, 2006 was $206,000 and $283,000, respectively.

On June 1, 2006, the Company entered into a $564,000 five year first real estate mortgage with Dalhart Federal Savings and Loans.  The mortgage has monthly payments including interest of $6,731 and matures on May 31, 2011 with a fixed interest rate of 7.63%. The mortgage is secured by the Company’s K-BOB’S Restaurant in Dumas, Texas. The balance at January 29, 2007 was $525,000.

On November 8, 2006, the Company entered into a $595,000 five year first real estate mortgage with Wells Fargo Bank.  The mortgage has monthly payments including interest of $8,055 and matures on October 31, 2011 with a fixed interest rate of 7.5%. The mortgage is secured by the Company’s Pecos Diamond Steakhouse in Artesia, New Mexico. The balance at January 29, 2007 was $560,000.

Off-balance Sheet Arrangements

As of January 29, 2007, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt (1)	$5,889	$434	$3,363	$1,666	$426
Operating leases (2)	9,088	2,433	3,537	1,480	1,638
Capital leases (2)	1,989	309	651	565	464
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$16,936	$3,176	$7,551	$3,711	$2,528

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

Deferred Tax Assets

Periodically, the Company records (or reduces) the valuation allowance against deferred tax assets to the amount that is more likely than not to be realized based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.  The Company expects to continue to record a valuation allowance on certain future tax benefits as required under SFAS 109.  The assets are evaluated each period under the requirements of SFAS 109.

Property, Buildings and Equipment

Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building and leasehold improvements	15 - 20
Furniture, fixtures and equipment	5 - 8

Building and leasehold improvements are amortized over the lesser of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty. If a lease option was not exercised in the future, any remaining unamortized leasehold improvements would be required to be recognized immediately which could result in a significant charge adversely affecting the operating results of that period.

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

Impairment of Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of operations for the years ended January 29, 2007, January 30, 2006 and January 31, 2005.

SFAS 142 requires that goodwill be tested for impairment by comparing the fair value of each reporting unit that included goodwill to the carrying amount of the reporting unit.  The Company performed the transitional impairment test and determined that the carrying amount of relevant reporting units was in excess of the fair value of those units.  This resulted in a transitional impairment loss of $849,000 which was reported as a cumulative effect of a change in accounting principle, net of a tax benefit of $289,000 in the first quarter of 2003.  Subsequent to adoption of SFAS 142, the Company evaluates goodwill for impairment annually or when a triggering event occurs that indicates a potential impairment may have occurred in accordance with SFAS 142.  Future impairments of goodwill, if any, will adversely affect the results of operations in the periods recognized.

Impairment of Long-Lived Assets

The Company determines that an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of January 29, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Any impairment which would adversely affect operating results in the affected period.

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.

Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future developments. Differences in estimates and assumptions could result in actual liabilities that are materially different from the calculated accruals.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Previously, the cumulative effect of most changes in accounting principles was recognized in the period of the change. SFAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Our adoption of SFAS 154 at the beginning of fiscal 2007 did not have a material impact on our consolidated financial position or results of operations.

In October 2005, the FASB issued Staff Position No. 13-1 (“FSP 13-1”), Accounting for Rental Costs Incurred During a Construction Period.  Generally, the staff position requires companies to expense rental costs incurred during a construction period.  We adopted FSP 13-1 in our fiscal year beginning January 31, 2006.  The adoption of this staff position has not had a material impact on our results of operations or financial position.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, which for us is the beginning of fiscal 2008. We are currently evaluating the impact of SFAS 155 on our consolidated financial position and results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us is the beginning of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position and results of operations.

In June 2006, the FASB ratified EITF consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This EITF addresses the presentation of taxes in the income statement. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, which for us is the first quarter of fiscal 2008. We are currently evaluating the impact of EITF 06-3 on our consolidated results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are currently evaluating the impact of SFAS 157 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders’ equity. Our adoption of SFAS 158 at the end of fiscal 2007 did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. Our adoption of SAB 108 at the end of fiscal 2007 did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for us is fiscal 2009. We are currently evaluating the impact of SFAS 159 on our consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $2.0 million Revolving Line of Credit, of which $336,000 and $334,000 was outstanding as of January 29 and April 17, 2007, respectively. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 6.6% in fiscal 2007). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13e-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•        pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•        provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management; and

•        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness our internal control over financial reporting as of January 29, 2007. Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — “Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, our management determined that, as of January 29, 2007, we maintained effective internal control over financial reporting.

There was no change in our internal control over financial reporting during the year ended January 29, 2007, or since that date, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Certain information concerning the current directors and executive officers and the corporate governance of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

The remaining information is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2007.

Item 11. Executive Compensation

The information pertaining to executive compensation is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2007.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company’s definitive Proxy Statement to for our 2007 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2007.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2007.

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

STAR BUFFET, INC.
(Registrant)

April 25, 2007	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chief Executive Officer and President
(principal executive officer)

April 25, 2007	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller, Treasurer and Secretary
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Wheaton	Chief Executive Officer,	April 25, 2007
Robert E. Wheaton	President and Director

/s/ Ronald E. Dowdy	Group Controller, Treasurer	April 25, 2007
Ronald E. Dowdy	and Secretary

/s/ Thomas G. Schadt	Director	April 19, 2007
Thomas G. Schadt

/s/ Phillip “Buddy” Johnson	Director	April 19, 2007
Phillip “Buddy” Johnson

/s/ Craig B. Wheaton	Director	April 19, 2007
Craig B. Wheaton

/s/ B. Thomas M. Smith, Jr.	Director	April 19, 2007
B. Thomas M. Smith, Jr.

/s/ Todd S. Brown	Director	April 19, 2007
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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

/s/ Robert E. Wheaton

Robert E. Wheaton, Chairman of the Board and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

STAR BUFFET, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries (a Delaware Corporation) as of January 29, 2007 and January 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Buffet, Inc. and Subsidiaries as of January 29, 2007 and January 30, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona

April 23, 2007

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 29, 2007	January 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$418,000	$491,000
Current portion of notes receivable	58,000	39,000
Receivables, net	435,000	297,000
Inventories	548,000	429,000
Deferred income taxes	310,000	258,000
Prepaid expenses	320,000	132,000
Total current assets	2,089,000	1,646,000

Property, buildings and equipment:
Property, buildings and equipment, net	17,479,000	15,358,000
Property and equipment under capitalized leases, net	751,000	885,000
Property and equipment leased to third parties, net	4,291,000	3,734,000
Property, buildings and equipment held for future use	1,892,000	3,156,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	25,344,000	24,064,000

Other Assets:
Notes receivable, net of current portion	1,873,000	4,399,000
Deposits and other	245,000	133,000
Total other assets	2,118,000	4,532,000

Deferred income taxes, net	2,097,000	2,190,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	843,000	715,000
Total intangible assets	2,520,000	2,392,000

Total assets	$34,168,000	$34,824,000

The accompanying notes are an integral part of the consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	January 29, 2007	January 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$2,657,000	$2,178,000
Payroll and related taxes	1,281,000	1,131,000
Sales and property taxes	901,000	666,000
Rent, licenses and other	608,000	508,000
Income taxes payable	628,000	891,000
Revolving line of credit	336,000	—
Current maturities of obligations under long-term debt	434,000	640,000
Current maturities of obligations under capital leases	157,000	142,000
Total current liabilities	7,002,000	6,156,000

Deferred rent payable	1,294,000	1,317,000
Other long-term liability	—	34,000
Capitalized lease obligations, net of current maturities	1,239,000	1,397,000
Long-term debt, net of current maturities	5,455,000	5,636,000
Total liabilities	14,990,000	14,540,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,170,675 and 3,003,425 shares	3,000	3,000
Additional paid-in capital	17,491,000	16,618,000
Retained earnings	1,684,000	3,663,000
Total stockholders’ equity	19,178,000	20,284,000

Total liabilities and stockholders’ equity	$34,168,000	$34,824,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	January 29, 2007	January 30, 2006	January 31, 2005

Total revenues	$58,648,000	$56,305,000	$64,856,000
Costs and expenses
Food costs	20,789,000	19,429,000	22,336,000
Labor costs	19,674,000	18,260,000	21,712,000
Occupancy and other expenses	12,772,000	11,763,000	12,963,000
General and administrative expenses	2,426,000	2,179,000	2,694,000
Depreciation and amortization	2,069,000	2,120,000	2,440,000
Impairment of long-lived assets	—	369,000	2,838,000
Total costs and expenses	57,730,000	54,120,000	64,983,000
Income (loss) from operations	918,000	2,185,000	(127,000)

Interest expense	(616,000)	(648,000)	(640,000)
Interest income	93,000	361,000	5,000
Gain on sale of assets	230,000	—	—
Other income	329,000	319,000	422,000
Income (loss) before income taxes (benefit)	954,000	2,217,000	(340,000)

Income tax provision (benefit)	238,000	420,000	(168,000)

Net income (loss)	$716,000	$1,797,000	$(172,000)

Net income (loss) per common share— basic	$0.23	$0.60	$(0.06)
Net income (loss) per common share— diluted	$0.23	$0.56	$(0.06)
Weighted average shares outstanding — basic	3,147,000	2,990,000	2,950,000
Weighted average shares outstanding — diluted	3,164,000	3,209,000	2,950,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Officer’s			Total
	Common Stock		Paid-In	Notes	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Receivable	Earnings	Stock	Equity
Balance at January 26, 2004	2,950,000	$3,000	$16,351,000	$(1,330,000)	$5,766,000	$—	$20,790,000
Dividend	—	—	—	—	(1,475,000)	—	(1,475,000)
Payment by officer	—	—	—	632,000	—	—	632,000
Net loss	—	—	—	—	(172,000)	—	(172,000)

Balance at January 31, 2005	2,950,000	3,000	16,351,000	(698,000)	4,119,000	—	19,775,000
Exercised stock options.	53,000	—	267,000	—	—	—	267,000
Dividend	—	—	—	—	(2,253,000)	—	(2,253,000)
Payment by officer	—	—	—	698,000	—	—	698,000

Net income	—	—	—	—	1,797,000	—	1,797,000
Balance at January 30, 2006	3,003,000	3,000	16,618,000	—	3,663,000	—	20,284,000

Exercised stock options	168,000	—	873,000	—	—	—	873,000
Dividend	—	—	—	—	(2,695,000)	—	(2,695,000)
Net income	—	—	—	—	716,000	—	716,000

Balance at January 29, 2007	3,171,000	$3,000	$17,491,000	$—	$1,684,000	$—	$19,178,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 29, 2007	Fifty-Two Weeks Ended January 30, 2006	Fifty-Three Weeks Ended January 31, 2005
Cash flows from operating activities:
Net income (loss)	$716,000	$1,797,000	$(172,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,956,000	2,003,000	2,316,000
Amortization of franchise and licenses	91,000	94,000	99,000
Amortization of loan costs	22,000	23,000	25,000
Gain on sale of assets	(230,000)	―	―
Impairment of long-lived assets	―	369,000	2,838,000
Deferred income taxes, net	41,000	(439,000)	(1,087,000)
Change in operating assets and liabilities:
Receivables	(138,000)	123,000	(43,000)
Inventories	(119,000)	36,000	29,000
Prepaid expenses	(188,000)	(58,000)	50,000
Deposits and other	(112,000)	91 ,000	52,000
Deferred rent payable	(23,000)	(3,000)	(61,000)
Accounts payable-trade	479,000	441,000	(1,061,000)
Income taxes payable	(263,000)	170,000	365,000
Other accrued liabilities	451,000	(781,000)	459,000
Total adjustments	1,967,000	2,069,000	3,981,000
Net cash provided by operating activities	2,683,000	3,866,000	3,809,000
Cash flows from investing activities:
Payments on notes receivable	1,323,000	82,000	20,000
Acquisition of property, buildings and equipment	(2,505,000)	(493,000)	(2,947,000)
Interest income	(2,000)	(1,000)	(3,000)
Issuance of note receivable	(100,000)	(1,640,000)	—
Proceeds from the sale of assets	171,000	—	—
Purchase of license and trademarks	(230,000)	(25,000)	—
Payments by officer	—	698,000	632,000
Net cash used in investing activities	(1,343,000)	(1,379,000)	(2,298,000)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,159,000	—	—
Payments on long-term debt	(929,000)	(577,000)	(838,000)
Proceeds from stock options exercised	873,000	267,000	3,075,000
Proceeds from line of credit, net	336,000	—	(1,900,000)
Capitalized loan costs	(14,000)	(10,000)	(29,000)
Principal payments on capital leases	(143,000)	(115,000)	(97,000)
Dividends paid	(2,695,000)	(2,253,000)	(1,475,000)
Net cash used in financing activities	(1,413,000)	(2,688,000)	(1,264,000)

Net increase (decrease) in cash and cash equivalents	(73,000)	(201,000)	247,000
Cash and cash equivalents at beginning of period	491,000	692,000	445,000
Cash and cash equivalents at end of period	$418,000	$491,000	$692,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Nature of Operations

The Company was formed by CKE Restaurants, Inc. (“CKE”) in July 1997 in connection with the reorganization of CKE’s buffet-style restaurant business. Pursuant to a contribution agreement among the Company and CKE and certain respective subsidiaries, CKE transferred to Summit the net assets of its two Casa Bonita Mexican theme restaurants, and Summit transferred substantially all of its assets and liabilities (primarily those relating to the JB’s Restaurant system and Galaxy Diner restaurants, but excluding 16 HomeTown Buffet restaurants operated by HTB) to a newly formed subsidiary of CKE. All of the parties to the foregoing transactions (the “Formation Transactions”) were, upon completion thereof, direct or indirect wholly owned subsidiaries of CKE, and such Formation Transactions were accounted for as reorganization among companies under common control.

The operating results for the 52-week period ended January 29, 2007 included 52 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, six JB’s Family restaurants, four BuddyFreddys restaurants (two of the four BuddyFreddys restaurants are BuddyFreddys Country Buffet restaurants), three K-BOB’S Steakhouses, two Holiday House Family restaurants, one JJ North’s Country Buffet restaurant, and one Casa Bonita Mexican theme restaurant.  The Company also opened the following during the year, one K-BOB’S Steakhouse for 48 weeks, one Pecos Diamond Steakhouse for 29 weeks, one Western Sizzlin restaurant for 16 weeks and five Whistle Junction restaurants for 9 weeks.  In addition, operating results include 19 weeks for one Buddy Freddy’s Country Buffet closed during the fiscal year 2007.  Results also include 33 weeks for one JJ North’s Country Buffet restaurant closed during the fiscal year 2007.  Eight restaurants were closed at the end of the 2007 fiscal year for repositioning. Four of the eight closed restaurants have been leased to third-property operators, three restaurants remain closed for remodeling and repositioning and another closed restaurant was reported as property held for sale.

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

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have any reserves for the years ending January 29, 2007 and January 30, 2006.

Consideration Received from Vendors

The Company records vendor rebates on products purchased as a reduction of cost of sales as earned. The allowances are recognized as earned in accordance with the underlying agreement with the vendor.

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

Property, Buildings and Equipment

Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building and leasehold improvements	15 – 20
Furniture, fixtures and equipment	5 – 8

Building and leasehold improvements are amortized over the lesser of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty.

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

The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. Goodwill is tested for impairment at the reporting unit level. Because SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment, the Company reviews goodwill for possible impairment at the individual restaurant level. Six reporting units (restaurants) had recorded goodwill associated with them for fiscal 2007 and fiscal 2006.

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to the carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of the eleven reporting units and any other facts and data pertinent to valuing the reporting units in our impairment test. Management determined there was no impairment after reviewing all of the data of our eleven reporting units with recorded goodwill for 2004. In fiscal 2005, the Company impaired the goodwill associated with four reporting units after evaluating all pertinent data in its annual impairment review and impaired the goodwill associated with one additional reporting unit resulting from a triggering event (store closure). The amount of the impairment charge was $1,230,000 in fiscal 2005.  In fiscal 2007 and fiscal 2006, the Company determined that there was no goodwill impairment.

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2005.

Other Intangible Assets

Other intangible assets are comprised of franchise fees, loan acquisition costs, and the JB’s license agreement. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years.  Loan costs are amortized using the straight-line method over the lesser of the life of the loan or five years (which approximates the effective interest method). The JB’s license agreement is being amortized using the straight-line method over 11 years.  In November 2006, the Company acquired the trademarks and intangible assets of Whistle Junction for $230,000.  These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142.

	Gross	Accumulated
Fiscal 2007	Carrying Amt	Amortization	Net
Franchise and license fees	$1,378,000	$(578,000)	$800,000
Loan acquisition costs	113,000	(70,000)	43,000
Total	$1,491,000	$(648,000)	$843,000

Fiscal 2006
Franchise and license fees	$1,148,000	$(485,000)	$663,000
Loan acquisition costs	120,000	(68,000)	52,000
Total	$1,268,000	$(553,000)	$715,000

The table below shows expected amortization for purchased finite intangibles as of January 29, 2007 for the next five years:

Fiscal Year
2008	112,000
2009	104,000
2010	102,000
2011	96,000
2012	95,000
Thereafter	104,000
Total	$613,000

The Company acquired the JB’s license agreement in November 2002 for $773,000. Amortization expense for the JB’s license agreement was $78,000 in fiscal 2007, 2006 and 2005.  Amortization of franchise and license fees were $91,000, $94,000 and $99,000 for the fiscal years ending January 29, 2007, January 30, 2006 and January 31, 2005, respectively.  Amortization of loan costs were $22,000, $23,000 and $25,000 for the fiscal years ending January 29, 2007, January 30, 2006 and January 31, 2005, respectively.

Impairment of Long-Lived Assets

The Company determines that an impairment write down is necessary for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.   Impairment expense charged to operations was $0, $369,000 and $2,838,000 for the years ended January 29, 2007, January 30, 2006 and January 31, 2005, respectively.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $0 of pre-opening costs during fiscal 2007, 2006 and 2005.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $670,000, $602,000 and $687,000, for the years ended January 29, 2007, January 30, 2006 and January 31, 2005, respectively.

Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. Differences in estimates and assumptions could result in actual liabilities materially different from the calculated accruals.  Valuation reserves for the years ended January 29, 2007, January 30, 2006, and January 31, 2005, consisted of the following:

Insurance and claims reserves (prepaids):	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 29, 2007	$50,000	$27,500	$(11,000)	$66,500
Year ended January 30, 2006	$40,500	$22,500	$(13,000)	$50,000
Year ended January 31, 2005	$32,000	$24,500	$(16,000)	$40,500

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

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	January 29, 2007	January 30, 2006	January 31, 2005

Weighted average common shares outstanding — basic	3,146,974	2,989,686	2,950,000
Dilutive effect of stock options	17,361	219,557	211,875
Anti-dilutive stock options	—	—	(211,875)
Weighted average common shares outstanding — diluted	3,164,335	3,209,243	2,950,000

Weighted average common shares used in the years ended January 29, 2007 and January 30, 2006 diluted earnings per share computations exclude stock options to purchase 488,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Weighted average common shares used in the year ended January 31, 2005 diluted loss per share computations exclude stock options to purchase 701,000 shares of common stock as their effect was anti-dilutive.

Segment Reporting

The Company’s reportable segments are based on brand similarities. Business results are based on the Company’s management accounting practices.

Comprehensive Income

The Company does not have any components of comprehensive income other than net income (loss) and, therefore, comprehensive income equaled net income (loss) for all periods presented.

Stock-Based Compensation

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employee, and related interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were forfeited prior to vesting, any previously recognized expense was reversed as an offset to operating expenses in the period of forfeiture.

The following table illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosure for the year ended December 31, 2006 is not presented because stock-based payments were accounted for under SFAS 123 (R)’s fair value method during this period.

	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	January 30, 2006	January 31, 2005
	(dollars in thousands except per share amounts)
Net income (loss) attributable to common stockholders
As reported	$1,797	$(172)
Employee stock compensation expense included in net income (loss) as reported	—	—
Pro forma compensation expense	(61)	—
Pro forma net income (loss)	$1,736	$(172)
Per share — basic
As reported	$.60	$(.06)
Pro forma compensation expense	(.02)	—
Pro forma net income (loss)	$.58	$(.06)
Per share — diluted
As reported	$.56	$(.06)
Pro forma compensation expense	(.02)	—
Pro forma net income (loss)	$.54	$(.06)

Adoption of SFAS 123(R)

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the BSM valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123 . Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

The adoption of SFAS 123(R) did not result in a cumulative benefit from accounting change, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted, as we did not have unvested employee stock awards for which compensation expense was recognized prior to adoption of SFAS No. 123(R).

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Previously, the cumulative effect of most changes in accounting principles was recognized in the period of the change. SFAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Our adoption of SFAS 154 at the beginning of fiscal 2007 did not have a material impact on our consolidated financial position or results of operations. We will apply the provisions of SFAS 154 in future periods, when applicable.

In October 2005, the FASB issued Staff Position No. 13-1 (“FSP 13-1”), Accounting for Rental Costs Incurred During a Construction Period.  Generally, the staff position requires companies to expense rental costs incurred during a construction period.  We adopted FSP 13-1 in our fiscal year beginning January 31, 2006.  The adoption of this staff position has not had a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders’ equity. Our adoption of SFAS 158 at the end of fiscal 2007 did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. Our adoption of SAB 108 at the end of fiscal 2007 did not have a material impact on our consolidated financial position or results of operations.

Reclassifications

Certain non-material amounts in fiscal 2005 and fiscal 2006 have been re-classed to conform to the fiscal 2007 presentation.

NOTE 2 — ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, which for us is the beginning of fiscal 2008. We are currently evaluating the impact of SFAS 155 on our consolidated financial position and results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us is the beginning of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position and results of operations.

In June 2006, the FASB ratified EITF consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This EITF addresses the presentation of taxes in the income statement. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, which for us is the first quarter of fiscal 2008. We are currently evaluating the impact of EITF 06-3 on our consolidated results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are currently evaluating the impact of SFAS 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for us is fiscal 2009. We are currently evaluating the impact of SFAS 159 on our consolidated financial position and results of operations.

NOTE 3 — NOTES RECEIVABLE

Notes receivable consist of the following:

	January 29, 2007	January 30, 2006
Notes receivable from North’s Restaurants, Inc.	$1,475,000	$2,767,000
Notes receivable from strategic partners	436,000	1,634,000
Notes receivable from landlord	20,000	37,000
Total notes receivable	1,931,000	4,438,000
Less current portion	58,000	39,000
Notes receivable, net of current portion	$1,873,000	$4,399,000

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions.  In most cases, these loans are secured and include, as part of terms and conditions, the Company’s right to convert the loan into ownership of the restaurants.  Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons.  This financing strategy entails significant risk.  Currently, the Company has three loans outstanding and one significant-sized loan is in default.  However, because the Company anticipates full recovery of amounts outstanding through either repayment or conversion to ownership, historically no provision for doubtful accounts has been established.  Management is continually evaluating the collectibility on an ongoing basis. While estimates to date have been within our expectations, a change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of receivables.

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

On October 7, 2005, the Company entered into a strategic alliance with Holiday House Corporation (“HHC”). In accordance with the terms of the strategic alliance, the Company agreed to lend HHC up to $300,000 on a long-term basis.  The Company loaned HHC approximately $240,000 and the current balance is $221,618.  In exchange, HHC granted the Company an option to purchase two corporate owned and operated Holiday House restaurants located in Florida. The senior secured note, which includes HHC’s principals personal guaranties, has past due principal payments of $12,000 as of January 29, 2007.

On April 22, 2007 the principal of HHC notified the Company that he planned to turn control of the business and associated assets over to the Company.  On April 23, 2007 the Company began operating the business.  The Company hired HHC’s employees, notified HHC’s creditors of its intent to operate the business and commenced negotiations with HHC’s landlord to craft an acceptable facility lease.  Management believes that the total amount of the note receivable from HHC will be recovered.

The receivable from North’s Restaurants, Inc. (“North’s”) originally included $3,123,000 for a term note and $371,000 on a line of credit that was converted to a note receivable. As a result of a dispute with North’s, management stopped accruing interest pending resolution of the dispute with North’s (Note 13). As part of a Settlement Agreement entered into on January 26, 2001, North’s promised to pay the Company the principal sum of $3,500,000 with an interest rate of 8% per annum. North’s paid the Company $295,000 pursuant to the terms of the Settlement Agreement and such payment was applied to reduce the principal amount owing. The $3.5 million note receivable stipulates that monthly payments of principal and interest be made in the amount of $39,954. The loan calls for monthly payments to start on February 26, 2001 and continue on the 26th day of each month thereafter, with a final payment of all remaining unpaid principal, accrued interest and other sums due under the note due and payable on September 26, 2010. Our collateral includes all real and personal property, landlord leases, trademarks and all other intellectual property associated with seven restaurants.  The Company is pari passu with the only other secured creditor. The other secured creditor is owed approximately $3,000,000 not including accrued interest.  Since January 31, 2005, the note receivable has been recorded as a long-term receivable.  The Company has not recorded interest income due from North’s since August 2003.

In 1998, the Company sued North’s which resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  As a result of North’s failing to live up to its obligations under the Star Buffet Promissory Note, on March 2, 2004, the Company filed a second action against North’s in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, seeking not less than $2,934,453 plus interest at the default rate as set forth in the Star Buffet Promissory Note.  In January 2005, the court granted the Company’s motion for summary judgment, ruling that North’s had failed to pay amounts owed to the Company.  The Company obtained a judgment against North’s in the amount of $3,059,905.78, plus $15,980.45 in attorney’s fees and costs.

In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver. On October 4, 2004, the Circuit Court of the State of Oregon for the County of Jackson approved an order appointing a receiver.

Prior to August 2006, the receiver has remitted only approximately $56,000 in loan repayments. In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek to expedite the liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property owned by North’s. The balance of the amount due is currently $1,475,000.  The Company believes current and future cash flows including asset sales are adequate for recovery of the remaining principal amount of the note receivable. The Company has not recognized any interest income with respect to this note since August 2003.  The Company has not provided an allowance for bad debts for the note as of January 29, 2007.

NOTE 4 — PROPERTY, BUILDINGS AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	January 29, 2007	January 30, 2006
Property, buildings and equipment:
Furniture, fixtures and equipment	$13,372,000	$11,913,000
Land	3,410,000	3,085,000
Buildings and leasehold improvements	21,501,000	20,402,000
	38,283,000	35,400,000
Less accumulated depreciation	(20,804,000)	(20,042,000)
	$17,479,000	$15,358,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,442,000)	(2,308,000)
	$751,000	$885,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds currently in eight non-operating units. Four of the eight units are leased to third-party operators, three units are closed for remodeling and repositioning and one unit is included in property held for sale at January 29, 2007. The components are as follows:

	January 29, 2007	January 31, 2005
Property, buildings and equipment leased to third parties:
Equipment	$1,111,000	$892,000
Land	1,594,000	1,370,000
Buildings and leaseholds	3,752,000	3,083,000
	6,457,000	5,345,000

Less accumulated depreciation	(2,166,000)	(1,611,000)
	$4,291,000	$3,734,000

	January 29, 2007	January 30, 2006
Property, buildings and equipment held for future use:
Equipment	$6,398,000	$6,431,000
Land	517,000	899,000
Buildings and leaseholds	852,000	1,935,000
	7,767,000	9,265,000

Less accumulated depreciation	(5,875,000)	(6,109,000)
	$1,892,000	$3,156,000

	January 29, 2007	January 30, 2006
Property and buildings held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

Depreciation expense for fiscal 2007, 2006 and 2005 totaled $1,956,000, $2,003,000 and $2,316,000, respectively.

NOTE 5 — LONG-TERM DEBT

The Company has a revolving line of credit with M&I Marshall & Ilsley Bank (the “revolving line of credit”) which provides working capital for the Company. The revolving line of credit bears interest at LIBOR plus two percent per annum and is renewable subject to credit review on an annual basis. The revolving line of credit contains covenants which require the Company to maintain certain financial ratios and other covenants that restrict the annual payment for capital expenditures and dividends. As of January 29, 2007, the Company is in compliance with these covenants. On May 24, 2006, the Company extended the revolving line of credit due date from May 31, 2006 to June 15, 2007 and increased the credit limit from $2,000,000 to $3,000,000. The revolving line of credit balance was $336,000 on January 29, 2007 and $334,000 on April 17, 2007. As of April 17, 2007, $2,666,000 was available on the revolving line of credit. In addition, the revolving line of credit was amended to permit the Company to pay up to $2,700,000 in annual dividends and to spend up to $8,000,000 in capital expenditures for fiscal year 2007 and $3,000,000 thereafter. The revolving line of credit also permits the Company to repurchase up to 250,000 shares of common stock, although as of April 17, 2007, no shares had been repurchased. The Company will seek to renew or replace the Revolving Line of Credit by June 15, 2007. There can be no assurance the Revolving Line of Credit can be refinanced on acceptable terms or at all.

On February 1, 2001, the Company entered into a promissory note secured by a first mortgage with Victorium Corporation for $460,000 to purchase the real estate of the BuddyFreddys Country Buffet in Ocala, Florida. The fixed rate (7.5%) mortgage requires monthly payments of $4,264 including interest and matures in 15 years. The balance at January 29, 2007 and January 30, 2006 was   $325,000 and $362,000, respectively.

On October 9, 2001, the Company entered into a $773,000 15 year first real estate mortgage with First National Bank of Wyoming. The mortgage has monthly payments including interest of $7,253 and has an October 1, 2016 maturity date with a fixed interest rate of 7.625%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures, requires the maintenance of certain fixed charge coverage ratios and requires a minimum shareholder ownership percentage. The proceeds were used to pay the FleetBoston Term Loan Facility as required by the Company’s agreement with FleetBoston. The mortgage is secured by the Company’s JB’s Restaurant in Laramie, Wyoming. The balance at January 29, 2007 and January 30, 2006 was $0 and $623,000, respectively. The mortgage was paid in full on March 16, 2006 when the property was sold.

On May 2, 2002, the Company entered into a $1,500,000 ten year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $17,894 and matures on May 2, 2012 with a fixed interest rate of 7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The proceeds were used to pay a prior obligation to FleetBoston Financial Corporation as required by the Company’s agreement with FleetBoston. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 29, 2007 and January 30, 2006 was $877,000 and $1,066,000, respectively.

On December 19, 2003, the Company entered into a $1,470,000 six year first real estate mortgage with Platinum Bank. The mortgage has monthly payments including interest of $12,678 through November 19, 2009 with a balloon payment of $475,000 due on December 19, 2009. The mortgage bears interest at a fixed rate of 6.25% for the first three years with interest for years four to six calculated at the three year Atlanta Federal Home Loan Bank advance rate for fixed rate credits plus 325 basis points with a floor of 6.0%. The new rate is 8.1% and the new monthly payment is $14,031. The mortgage is secured by the Company’s BuddyFreddys restaurant in Plant City, Florida and a $500,000 personal guarantee of a shareholder. The balance at January 29, 2007 and January 30, 2006 was $1,237,000 and $1,339,000, respectively.

On February 25, 2004, the Company entered into a $1,250,000 seven year first real estate mortgage with M&I Marshall & Ilsley Bank. The mortgage has monthly payments including interest of $18,396 and matures on February 25, 2011 with a fixed interest rate of 6.1%. The proceeds were used to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 29, 2007 and January 30, 2006 was     $721,000 and $959,000, respectively.

On July 29, 2004, the Company entered into a $550,000 ten year first real estate mortgage with Heritage Bank. The mortgage has monthly payments including interest of $6,319 and matures on August 1, 2014 with a fixed interest rate of 6.75%. The mortgage is secured by the Company’s JB’s Restaurant in Great Falls, Montana. The balance at January 29, 2007 and January 30, 2006 was             $430,000 and $490,000, respectively.

On October 27, 2004, the Company entered into a $1,275,000 five year first real estate mortgage with Bank of Utah. The mortgage has monthly payments including interest of $14,371 and matures on October 26, 2009 with a balloon payment of $752,000 due on October 26, 2009. The mortgage bears interest at a fixed interest rate of 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios. The proceeds were used to pay Naisco Investments, L.C., the previous lien holder, and to reduce the Revolving Line of Credit with M&I Marshall & Ilsley Bank. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Layton, Utah. The balance at January 29, 2007 and January 30, 2006 was $1,008,000 and $1,154,000, respectively.

On September 16, 2005, the Company entered into a $300,000 5 year mortgage with Naisbitt Investment Company. The mortgage has monthly payments including interest of $5,870 and matures on September 15, 2010. The balance at January 29, 2007 and January 30, 2006 was $206,000 and $283,000, respectively.

On June 1, 2006, the Company entered into a $564,000 five year first real estate mortgage with Dalhart Federal Savings and Loans. The mortgage has monthly payments including interest of $6,731 and matures on May 31, 2011 with a fixed interest rate of 7.63%. The mortgage is secured by the Company’s K-BOB’S Restaurant in Dumas, Texas. The balance at January 29, 2007 was $525,000.

On November 8, 2006, the Company entered into a $595,000 five year first real estate mortgage with Wells Fargo Bank. The mortgage has monthly payments including interest of $8,055 and matures on October 31, 2011 with a fixed interest rate of 7.5%. The mortgage is secured by the Company’s Pecos Diamond Steakhouse in Artesia, New Mexico. The balance at January 29, 2007 was $560,000.

Long term debt matures in fiscal years ending after January 29, 2007 as follows:

Fiscal Year
2008	434,000
2009	787,000
2010	2,576,000
2011	656,000
2012	1,010,000
Thereafter	426,000
Total	$5,889,000

NOTE 6 — LEASES

The Company occupies certain restaurants under long-term capital and operating leases expiring at various dates through 2013. Most restaurant leases have renewal options for terms of 5 to 20 years, and substantially all require payment of real estate taxes and insurance. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 29, 2007 are as follows:

Fiscal year	Capital	Operating
2008	309,000	2,433,000
2009	319,000	2,142,000
2010	332,000	1,395,000
2011	277,000	792,000
2012	288,000	688,000
Thereafter	464,000	1,638,000
Total minimum lease payments:	1,989,000	$9,088,000
Less amount representing interest:	593,000
Present value of minimum lease payments:	1,396,000
Less current portion	157,000
Capital lease obligations excluding current portion	$1,239,000

Aggregate rent expense under non-cancelable operating leases during fiscal 2007, 2006 and 2005 are as follows:

	Fifty-Two Weeks Ended January 29, 2007	Fifty-Two Weeks Ended January 30, 2006	Fifty-Three Weeks Ended January 31, 2005
Minimum rentals	$2,778,000	$2,702,000	$3,137,000
Straight-line rentals	(23,000)	(3,000)	(61,000)
Contingent rentals	104,000	105,000	87,000
	$2,859,000	$2,804,000	$3,163,000

In fiscal 2007, 2006 and 2005, the Company reduced the deferred rent payable for stores that were purchased or closed. The $0, $0 and $108,000 decrease in rent expense in 2007, 2006 and 2005, respectively, is recognized in the straight-line rentals disclosed above.

The Company currently leases four non-operating units to tenants under non-cancellable operating leases with terms of five to ten years. The rental income for fiscal 2007, 2006 and 2005 was $279,000, $259,000 and $292,000, respectively. Rental income is recognized on a straight-line basis over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 29, 2007 is as follows:

Fiscal Year
2008	283,000
2009	208,000
2010	110,000
2011	60,000
2012	60,000
Thereafter	115,000
Total	$836,000

NOTE 7 — INCOME TAXES

Income tax provision (benefit) are comprised of the following:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 29, 2007	January 30, 2006	January 31, 2005
Current:
Federal	$144,000	$708,000	$431,000
State	54,000	147,000	105,000
	198,000	855,000	536,000
Deferred:
Federal	36,000	(389,000)	(592,000)
State	4,000	(46,000)	(112,000)
	40,000	(435,000)	(704,000)
	$238,000	$420,000	$(168,000)

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company’s provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 29, 2007	January 30, 2006	January 31, 2005
Income tax provision (benefit) at statutory rate	$324,000	$754,000	$(116,000)
State income taxes	41,000	88,000	(7,000)
Nondeductible expenses	60,000	60,000	46,000
Federal income tax credits	(175,000)	(175,000)	(175,000)
Adjustment of estimated income tax accruals	(12,000)	(307,000)	84,000
	$238,000	$420,000	$(168,000)

The adjustment of estimated tax accruals in fiscal 2006 included adjustments from an IRS exam which lowered the income tax expense for the year.

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 29, 2007	January 30, 2006
Current deferred tax assets:
Accrued vacation	$83,000	$81,000
Accrued expenses and reserves	227,000	177,000
Total deferred tax assets	310,000	258,000
Long-term deferred tax assets:
Leases	1,000,000	1,061,000
Depreciation, amortization and impairments	1,084,000	1,116,000
State NOL carry forwards	13,000	193,000
Total deferred tax assets, net	2,097,000	2,370,000
Valuation allowance	—	(180,000)
Net long term asset	2,097,000	2,190,000
Deferred tax assets	$2,407,000	$2,448,000

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years,

management believes it is more likely than not that the Company will be able to realize the benefit of the deferred tax assets existing at January 29, 2007 based on the Company’s expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

NOTE 8 — SEGMENT AND RELATED REPORTING

The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurant Division. The Company’s reportable segments are aggregated based on brand similarities of operating segments.

As of January 29, 2007, the Company owned and operated 14 franchised HomeTown Buffets, six JB’s Family restaurants, five Whistle Junction restaurants, four BuddyFreddys restaurants, four K-BOB’S Steakhouses, two Holiday House Family restaurants, one Western Sizzlin restaurant, one JJ North’s County Buffet, one Pecos Diamond Steakhouse and one Casa Bonita Mexican theme restaurant. The Company also had three restaurants currently closed for remodeling and repositioning, four restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company’s restaurants are located in eight western states and Florida, Georgia and Texas.

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

(Dollars in Thousands)

52 Weeks Ended January 29, 2007	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Other	Total
Revenues	$27,258	$2,301	$11,642	$17,447	$—	$58,648
Interest income	—	—	—	—	93	93
Interest expense	(167)	—	—	—	(449)	(616)
Depreciation & amortization	989	88	419	509	64	2,069
Impairment of long-lived assets	—	—	—	—	—	—
Income (loss) before income taxes	117	(364)	510	2,627	(1,936)	954
Total assets	11,173	2,965	8,201	8,611	3,218	34,168

52 Weeks Ended January 30, 2006	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Other	Total
Revenues	$28,210	$2,267	$10,841	$14,987	$—	$56,305
Interest income	—	—	—	—	361	361
Interest expense	(181)	—	—	—	(467)	(648)
Depreciation & amortization	996	86	588	383	67	2,120
Impairment of long-lived assets	18	74	202	75	—	369
Income (loss) before income taxes	1,441	(328)	429	2,230	(1,555)	2,217
Total assets	11,642	4,206	8,365	6,319	4,292	34,824

53 Weeks Ended January 31, 2005	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Other	Total
Revenues	$32,282	$4,290	$10,785	$17,499	$—	$64,856
Interest income	—	—	—	—	5	5
Interest expense	(192)	—	—	—	(448)	(640)
Depreciation & amortization	1,084	210	625	457	64	2,440
Impairment of long-lived assets	798	1,040	754	246	—	2,838
Income (loss) before income taxes	1,142	(1,667)	(24)	2,411	(2,202)	(340)
Total assets	12,386	4,388	9,314	6,576	2,216	34,880

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company’s liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock, are fully paid and non-assessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock, which the Company may designate and issue in the future. The Company paid an annual cash dividend of $0.60, $0.50 and $0.25 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Company also paid a special dividend of $0.25 in fiscal 2007, 2006 and 2005.

Preferred Stock

The Board of Directors has the authority, without further vote or action by the stockholders, to provide for the issuance of up to 1,500,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and privileges and limitations as the Board of Directors may determine, including the consideration received therefore. The Board of Directors also has authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state the effect that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects: (i) to restrict the payment of dividends on the Common Stock, (ii) to dilute the voting power and equity interests of holders of Common Stock, (iii) to prevent holders of Common Stock from participating in any distribution of the Company’s assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied, or (iv) to require approval by the holders of Preferred Stock for certain matters such as amendments to the Company’s Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving the Company. As a result, the issuance of Preferred Stock may, under certain circumstances, have the effect of delaying, discouraging or preventing bids for the Common Stock at a premium over the market price thereof, or a change in control of the Company, and could have a material adverse effect on the market price for the Common Stock.

Officer’s Notes Receivable

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 48% of the Company’s outstanding common shares and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulate that the president would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management has elected not to record any interest income on the loans until the interest income was paid.  Mr. Wheaton paid $698,000 in principal and $250,000 in interest in June 2005.  There was no remaining principal balance due at January 30, 2006.  Mr. Wheaton paid the last interest payment of $43,713 on May 22, 2006.

Common Stock Repurchase

On January 4, 2006, the Company announced that it had received necessary approval from its lender to commence with a buyback program to purchase up to 250,000 common shares.  Star Buffet’s Board of Directors originally authorized the repurchase of up to 500,000 in 1999, but covenants in effect in the loan agreements restricted the Company’s ability to implement the program.  Under the current agreement with its lender, Star Buffet may purchase shares on the open market, or through negotiated transactions, from time-to-time through June 15, 2007, unless otherwise extended.  The timing and amount of shares purchased will be based on prevailing market conditions and other factors.  As of April 17, 2007, the Company had 3,170,675 common shares outstanding.

NOTE 10 — EMPLOYEE BENEFIT PLANS

401(k) Plan

In May 1998, the Company established a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employer contributions are at the discretion of the Company. The Company’s contributions to the plan were approximately $9,000, $15,000, and $15,000, in administration costs for fiscal 2007, 2006 and 2005, respectively. The Board of Directors has authorized the termination of the Company’s 401(k) plan. The plan had fewer than 50 participants as of April 18, 2006.  As of April 17, 2007, the plan has 0 participants and has been terminated.

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

The stock option transactions and the options outstanding are summarized as follows:

	52 Weeks Ended
	January 29, 2007		January 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	696,000	$8.90	701,000	$9.88
Granted	—	—	49,000	$6.70
Exercised	168,000	$5.22	53,000	$5.00
Forfeited	—	—	0	$5.00
Outstanding at end of period	528,000	$11.56	697,000	$10.04

Exercisable at end of period	528,000	$11.56	697,000	$10.04

Weighted average fair value of options granted during the period	$ N/A		$6.70

We have elected the Black-Scholes method of valuation for fiscal 2006 and used the following assumptions:

52 Weeks Ended
January 30, 2006

Weighted average risk free interest rate	4.0%
Expected life	5 years
Expected Dividend rate	7.5%
Weighted average volatility	37.5%

To estimate expected lives for this valuation, it was assumed that stock options will be exercised at varying schedules after becoming fully vested.  It is initially assumed that all stock options will vest.  Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

Total fair value of options granted was approximately $0 and $330,000 for the 52 weeks ended January 29, 2007 and January 30, 2006, respectively.  The amounts are amortized ratably over the vesting period of the options.  The effect of the change from applying the original provisions of SFAS 123 to the adoption of SFAS 123(R) would have been a charge of $61,000 to income before income taxes for the 52 weeks ended January 30, 2006.  There was no tax effect on the income statement due to a full valuation allowance recorded against the deferred tax assets.  The adoption of SFAS 123(R) had no effect on cash flows.  The pro forma effect of the adoption of SFAS 123(R) on basic and diluted earnings per share was a negative $0.02 for the 52 weeks ended January 30, 2006.

There were no options granted during the 52 weeks ended January 29, 2007.  The following table illustrates the pro-forma effect on net income and on the net income per share for the 52 weeks ended January 30, 2006, as if we had applied the fair value recognition provisions of SFAS No. 123.

52 Weeks Ended January 29, 2006
Net income, as reported	$1,797,000
Compensation included in net income, as reported	—
Compensation expense, net of tax	61,000
Net income, pro forma	1,736,000
Basic Earnings Per Share:
As reported	0.60
Pro forma	0.58
Diluted Earnings per Share:
As reported	0.56
Pro forma	0.54

The following summarizes information about stock options outstanding at January 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	12,000	2.7	$5.00	12,000	$5.00
$6.70	28,000	8.0	$6.70	28,000	$6.70
$12.00	488,000	0.6	$12.00	488,000	$12.00
	528,000			528,000

For stock options granted during the quarter ended May 23, 2005, the weighted average fair value at the date of grant for options granted was estimated using the Black-Scholes pricing model with the following assumptions:

Assumptions:	16 Weeks ended May 23, 2005
Weighted average risk-free interest rate	4.0%
Weighted average volatility	37.5%
Expected life	5 years
Dividends	7.5%

During the first quarter of fiscal 2006, the Company granted 49,200 fully vested stock options at an exercise price equal to the current fair value of the stock.  The Company did not grant any stock options in fiscal 2007.  The Company has not granted any stock options in fiscal 2008 as of April 17, 2007.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	January 29, 2007	January 30, 2006	January 31, 2005
Cash paid for income taxes	$460,000	$688,000	$554,000
Cash paid for interest	772,000	631,000	638,000
Non-cash investing and financing activities are as follows:
Exchange of property rental for repair services	$—	$—	$2,000
Acquisition of property with debt financing	—	300,000	550,000
Exchange of note receivable for equipment and leaseholds	1,285,000	—	—
Transfer of debt as a part of the sale of assets	616,000	—	—

NOTE 12 — RELATED PARTY TRANSACTIONS

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 48% of the Company’s outstanding common shares including exercisable options which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulate that the president would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management elected not to record any interest income on the loans until the interest income was paid.  Mr. Wheaton paid $698,000 in principal and $250,000 in interest in June 2005.   There was no remaining principal balance due at January 30, 2006.  Mr. Wheaton paid the final interest payment of $43,713 on May 22, 2006.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

The Company entered into a license agreement for each location which requires among other items, the payment of certain fees paid to K-BOB’S. The fee where applicable, is based on the aggregate gross sales. The Company provides sales reports to K-BOB’S as well as periodic and annual financial statements. The Company is obligated to operate its K-BOB’S restaurants in compliance with the K-BOB’S requirements.

The Company entered into an agreement for each location which requires among other items, the payment of license fees paid to Western Sizzlin Corporation. The license fee is based on the aggregate gross. The Company provides weekly sales reports to Western Sizzlin as well as periodic and annual financial statements. The Company is obligated to operate its Western Sizzlin restaurants in compliance with the Western Sizzlin’s requirements.

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

Prior to August 2006, the receiver has remitted only approximately $56,000 in loan repayments. In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek to expedite the liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property owned by North’s. The Company believes current and future cash flows including asset sales are adequate for recovery of the remaining principal amount of the note receivable. The Company has not recognized any interest income with respect to this note since August 2003.  The Company has not provided an allowance for bad debts for the note as of January 29, 2007.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, Star Buffet agreed to lend K-BOB’S up to $1.5 million on a long-term basis. In exchange, K-BOB’S granted Star Buffet an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas in the United States.  On January 30, 2006, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants.

On April 21, 2006, the Company announced in a press release that it had entered into a strategic alliance with Western Sizzlin Corporation.. In accordance with the terms of the strategic alliance, the Company plans to convert certain of its existing restaurants to the Western Sizzlin brand; test a newly developed Western Sizzlin buffet prototype; and seek  at acquire selected Western Sizzlin franchised restaurants. Additionally, as an important element of the strategic alliance, the Company and Western Sizzlin will explore a number of identified opportunities to reduce operating and administrative expenses.

On April 22, 2007 the principal of HHC notified the Company that he planned to turn control of the business and associated assets over to the Company.  On April 23, 2007 the Company began operating the business.  The Company hired HHC’s employees, notified HHC’s creditors of its intent to operate the business and commenced negotiations with HHC’s landlord to craft an acceptable facility lease.  Managment believes that the total amount of the note receivable from HHC will be recovered.

On February 23, 2007, the Board of Directors approved the Company’s fourth annual dividend. This year the dividend was $0.60 per common share. The dividend is payable on June 6, 2007 to shareholders of record on May 8, 2007.

On January 30, 2007, the Company announced in a press release that it has completed the acquisition of a Western Sizzlin restaurant in Magee, Mississippi.  The purchase price was $1,400,000 which included the real estate.  The transaction included seller financing of $900,000.

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to change of control of the Company or is terminated, unless the termination is for cause. Mr. Wheaton’s employment contract also includes an annual bonus of $25,000.

NOTE 14 — SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial results for the 52 weeks ended January 29, 2007 and the 52 weeks ended January 30, 2006 and the 53 weeks ended January 31, 2005, are summarized below.

(In thousands except per share data)

	For the 52 Weeks Ended January 29, 2007

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
Revenues	$18,762	$13,632	$12,185	$14,068	$58,648
Income (loss) from operations	778	581	(401)	(40)	918
Income (loss) before income taxes	996	503	(474)	(71)	954
Income taxes (benefit)	324	193	(219)	(60)	238
Net income (loss)	$672	$310	$(255)	$(11)	$716
Earnings (loss) per share:
Basic	$0.22	$0.10	$(0.08)	$(0.00)	$0.23
Diluted	$0.21	$0.10	$(0.08)	$(0.00)	$0.23

(In thousands except per share data)

	For the 52 Weeks Ended January 30, 2006

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
Revenues	$18,869	$13,788	$11,493	$12,155	$56,305
Income (loss) from operations	1,424	860	(160)	61	2,185
Income (loss) before income taxes	1,338	1,050	(156)	(15)	2,217
Income taxes (benefit)	462	342	(54)	(330)	420
Net income (loss)	$876	$708	$(102)	$315	$1,797
Earnings (loss) per share:
Basic	$0.30	$0.24	$(0.03)	$0.10	$0.60
Diluted	$0.27	$0.22	$(0.03)	$0.10	$0.56

(In thousands except per share data)

	For the 53 Weeks Ended January 31, 2005

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	TOTAL
Revenues	$21,551	$15,539	$13,269	$14,496	$64,856
Income (loss) from operations	1,043	853	(147)	(1,876)	(127)
Income (loss) before income taxes	940	780	(247)	(1,813)	(340)
Income taxes (benefit)	329	267	(82)	(682)	(168)
Net income (loss)	$611	$513	$(165)	$(1,131)	$(172)
Earnings (loss) per share:
Basic	$0.21	$0.17	$(0.06)	$(0.38)	$(0.06)
Diluted	$0.20	$0.16	$(0.06)	$(0.38)	$(0.06)
Amounts indicated may not foot due to quarterly rounding.

The fiscal 2006 figures include approximately $369,000 for impairment expense.

NOTE 15 — SUBSEQUENT EVENTS

On April 22, 2007 the principal of HHC notified the Company that he planned to turn control of the business and associated assets over to the Company.  On April 23, 2007 the Company began operating the business.  The Company hired HHC’s employees, notified HHC’s creditors of its intent to operate the business and commenced negotiations with HHC’s landlord to craft an acceptable facility lease.  Management believes that the total amount of the note receivable from HHC will be recovered.

On February 23, 2007, the Board of Directors approved the Company’s fourth annual dividend. The dividend was $0.60 per common share. The dividend is payable on June 6, 2007 to shareholders of record on May 8, 2007.

On January 30, 2007, the Company announced in a press release that it has completed the acquisition of a Western Sizzlin restaurant in Magee, Mississippi.  The purchase price was $1,400,000 which included the land, building and restaurant equipment.  The transaction included seller financing of $900,000.

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

10.13	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company’s filing on Form 10-K on September 28, 1998)
10.14	Revolving Line of Credit with M&I Marshall & Ilsley Bank dated October 28, 2003 (incorporated by reference to the Company’s filing on Form 10-Q on December 15, 2003)
10.15	Amendment to Revolving Line of Credit with M&I Marshall & Ilsley Bank dated February 1, 2005
10.16	Amendment to Revolving Line of Credit with M&I Marshall & Ilsley Bank dated May 24, 2006 (incorporated by reference to the Company’s filing on Form 10-Q on June 29, 2006)
14.1	Code of Ethics (incorporated by reference to the Company’s filing on Form 10-K on January 31, 2005)
21.1	List of Subsidiaries*
23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Press Release dated April 25, 2007 reporting earnings for fiscal 2007

*                    Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333-32249).

**             Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333-32249).

E-1