Form 10-Q
period 2007-05-21
STAR BUFFET INC
filed 2007-07-02
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

(Mark  One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 21, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number:  0-6054

STAR BUFFET, INC
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

Yes  ☒    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 21, 2007, there were 3,170,675 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1:   Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	May 21, 2007	January 29, 2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$536,000	$418,000
Current portion of notes receivable	20,000	58,000
Receivables	606,000	435,000
Inventories	594,000	548,000
Deferred income taxes	309,000	310,000
Prepaid expenses	480,000	320,000

Total current assets	2,545,000	2,089,000

Property, buildings and equipment:
Property, buildings and equipment, net	19,287,000	17,479,000
Property and equipment under capitalized leases, net	710,000	751,000
Property and equipment leased to third parties, net	4,221,000	4,291,000
Property, buildings and equipment held for future use, net	1,892,000	1,892,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	27,041,000	25,344,000

Other assets:
Notes receivable, net of current portion	1,690,000	1,873,000
Deposits and other	260,000	245,000

Total other assets	1,950,000	2,118,000

Deferred income taxes, net	1,944,000	2,097,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	815,000	843,000

Total intangible assets	2,492,000	2,520,000

Total assets	$35,972,000	$34,168,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 21, 2007	January 29, 2007
	(Unaudited)
Current liabilities:
Accounts payable-trade	$2,894,000	$2,657,000
Checks written in excess of cash in bank	505,000	—
Payroll and related taxes	1,355,000	1,281,000
Sales and property taxes	789,000	901,000
Rent, licenses and other	530,000	608,000
Dividend payable	1,902,000	—
Income taxes payable	253,000	628,000
Revolving line of credit	708,000	336,000
Current maturities of obligations under long-term debt	316,000	434,000
Current maturities of obligations under capital leases	164,000	157,000

Total current liabilities	9,416,000	7,002,000

Deferred rent payable	1,283,000	1,294,000
Note payable to officer	451,000	—
Capitalized lease obligations, net of current maturities	1,185,000	1,239,000
Long-term debt, net of current maturities	5,914,000	5,455,000

Total liabilities	18,249,000	14,990,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,170,675 and 3,170,675 shares	3,000	3,000
Additional paid-in capital	17,491,000	17,491,000
Retained earnings	229,000	1,684,000

Total stockholders’ equity	17,723,000	19,178,000

Total liabilities and stockholders’ equity	$35,972,000	$34,168,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Total revenues	$22,037,000	$18,762,000

Costs and expenses
Food costs	7,773,000	6,610,000
Labor costs	7,431,000	6,025,000
Occupancy and other expenses	4,568,000	3,873,000
General and administrative expenses	846,000	829,000
Depreciation and amortization	618,000	647,000

Total costs and expenses	21,236,000	17,984,000

Income from operations	801,000	778,000

Interest expense	(218,000)	(179,000)
Interest income	11,000	58,000
Other income	102,000	105,000
Gain on sale of assets	—	234,000

Income before income taxes	696,000	996,000

Income taxes	249,000	324,000

Net income	$447,000	$672,000

Net income per common share — basic	$0.14	$0.22
Net income per common share — diluted	$0.14	$0.21

Weighted average shares outstanding — basic	3,170,675	3,093,648
Weighted average shares outstanding — diluted	3,180,951	3,128,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Cash flows from operating activities:
Net income	$447,000	$672,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	581,000	607,000
Amortization of franchise and licenses	30,000	30,000
Amortization of loan cost	7,000	10,000
Gain on sale of assets	—	(234,000)
Deferred income taxes	154,000	46,000
Change in operating assets and liabilities:
Receivables	(225,000)	(173,000)
Inventories	(46,000)	(43,000)
Prepaid expenses	(160,000)	(182,000)
Deposits and other	(15,000)	(15,000)
Deferred rent payable	(11,000)	(1,000)
Accounts payable-trade	237,000	(174,000)
Income taxes payable	(375,000)	(189,000)
Other accrued liabilities	(118,000)	58,000
Total adjustments	59,000	(260,000)
Net cash provided by operating activities	506,000	412,000

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	159,000
Interest income	(1,000)	(2,000)
Receipts from payments on notes receivable	—	20,000
Issuance of note receivable	—	(100,000)
Acquisition of property, buildings and equipment	(2,002,000)	(1,024,000)
Purchase of license and trademarks	(5,000)
Net cash used in investing activities	(2,008,000)	(947,000)

Cash flows from financing activities:
Check written in excess of cash in bank	505,000	—
Loan from officer	451,000	—
Proceeds from stock options exercised	—	872,000
Payments on long term debt	(559,000)	(198,000)
Proceeds from issuance of long-term debt	900,000	—
Proceeds on line of credit, net	372,000	—
Capitalized loan costs	(2,000)	—
Principal payment on capitalized lease obligations	(47,000)	(45,000)
Net cash provided by financing activities	1,620,000	629,000

Net change in cash and cash equivalents	118,000	94,000

Cash and cash equivalents at beginning of period	418,000	491,000

Cash and cash equivalents at end of period	$536,000	$585,000

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$79,000	$177,000
Income taxes	$463,000	$468,000
Non cash investing and financing activities:
Accrued dividend payable	$1,902,000	$2,695,000
Exchange of notes receivable for equipment and leasehold improvements	$276,000	$1,285,500
Transfer of debt as a part of the sale of assets	$—	$616,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”) and Star Buffet Management, Inc. (“SBMI”) (collectively the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2007.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein.  Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods.  Certain reclassifications have been made to the fiscal 2007 consolidated financial statements to conform to the fiscal 2008 presentation.  In the Condensed Consolidated Statement of Cash Flows for the quarter ending May 22, 2006 the depreciation and amortization was $637,000. These amounts have been reclassifed as depreciation of $607,000 and amortization of franchise and licenses of $30,000.The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company’s operations.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The following is a summary of the Company’s restaurant properties as of May 21, 2007. The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurant Division. The Company’s reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company’s 14 franchised HomeTown Buffet restaurants. The North’s Star segment includes two Western Sizzlin restaurants, two JJ North’s Country Buffet restaurants and one North’s Star Buffet restaurant, of which one JJ North’s Country Buffet and one North’s Star Buffet are non-operating units. The Florida Buffets Division includes six Whistle Junction restaurants, two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants and three Holiday House restaurants. The Florida Buffet Division also includes four non-operating units. The Company closed one Whistle Junction restaurant that it managed on June 12, 2007 without incurring any costs. The Company did not own any assets related to this restaurant.  The Summit Restaurants segment includes the Company’s eight JB’s Restaurants of which two are non-operating JB’s Restaurants.  One of the two JB’s Restaurant non-operating units in Rexburg, Idaho opened on June 1, 2007 and the other non-operating unit is leased to a third party.  The Summit Restaurant Division also includes four K-BOB’S Steakhouse restaurants, one Pecos Diamond Steakhouse and one Casa Bonita restaurant.

	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Owned	3	2	5	6	16
Leased	11	3	12	8	34
Total	14	5	17	14	50

As of May 21, 2007, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	17	—	17
Georgia	—	1	—	—	1
Idaho	—	1	—	1	2
Mississippi	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	2	4
Texas	—	—	—	3	3
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	14	5	17	14	50

As of May 21, 2007, the Company’s non-operating restaurants are located in the following states:

Number of

Non-Operating Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	1	2
Utah	—	—	—	1	1
Total	—	2	4	2	8

As of May 22, 2006, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	11	—	11
Idaho	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	1	3
Oregon	—	1	—	—	1
Texas	—	—	—	3	3
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	14	4	11	12	41

As of May 22, 2006, the Company’s non-operating restaurants were located in the following states:

Number of

Non-Operating Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Total	—	2	4	1	7

The operating results for the 16-week period ended May 21, 2007 included operations shown in the tables above and fixed charges for eight restaurants closed during the entire quarter. The operating results for the 16-week period ended May 22, 2006 included operations shown in the tables above and the fixed charges for seven restaurants closed during the entire quarter. At the end of the first quarter of fiscal 2008, three non-operating stores were held for repositioning, one non-operating restaurant was held for sale and the four remaining closed restaurants were leased to third parties.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Related Party Transactions

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of the Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 48% of the Company’s outstanding common shares including options to purchase stock and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulated that Mr. Wheaton would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management elected not to record any interest income on the loans until the interest income was paid to the Company. On June 8, 2005, Mr. Wheaton paid the principal balance of $698,000 in full and paid $250,000 in interest. On May 27, 2006, Mr. Wheaton paid the last interest payment of $43,713.

In the first quarter ended May 21, 2007, the Company borrowed approximately $451,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan is subordinated to the obligation to M&I Marshall & Ilsley Bank and bears interest at 8.5%. The Company accrued $1,244 for interest expense for the quarter ending May 21, 2007. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. Mr. Wheaton loaned the Company approximately $900,000 in the second quarter of fiscal 2008 on similar terms.

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

(Dollars in Thousands)

16 Weeks Ended May 21, 2007	HomeTown Buffet	North’s Star(1)	Florida Buffet(2)	Summit Restaurants(3)	Other	Total
Revenues	$8,465	$1,349	$6,485	$5,738	$—	$22,037
Interest income	—	—	—	—	11	11
Interest expense	(47)	—	—	—	(171)	(218)
Depreciation & amortization	291	28	114	164	21	618
Income (loss) before income taxes	200	27	354	391	(576)	696
Total assets	11,306	4,527	8,140	8,863	3,136	35,972

16 Weeks Ended May 22, 2006
Revenues	$9,177	$726	$3,775	$5,084	$—	$18,762
Interest income	—	—	—	—	58	58
Interest expense	(52)	—	—	—	(127)	(179)
Depreciation & amortization	306	27	140	150	24	647
Impairment of long-lived assets
Income (loss) before income taxes	472	(108)	351	918	(637)	996
Total assets	11,654	4,195	7,944	7,867	3,544	35,204

(1) Included in the reportable segment for the quarter ended May 21, 2007 are two locations closed for the entire quarter.  These locations incurred $12,000 of depreciation and amortization expense and $0 of impairment expense in the quarter ended May 21, 2007. These locations have a net book value of equipment of $48,000, buildings and leaseholds of $576,000 and land of $224,000 included in total assets at May 21, 2007.

Included in the reportable segment for the quarter ended May 22, 2006 are two locations closed for the entire quarter.  These locations incurred $0 of impairment expense in the quarter ended May 22, 2006. These locations have a net book value of equipment of $23,000, buildings and leaseholds of $510,000 and land of $224,000 included in total assets at May 22, 2006.

(2) Included in the reportable segment for the quarter ended May 21, 2007 are four locations closed for the entire quarter.  These four locations incurred $52,000 of depreciation and amortization and $0 of impairment expense in the quarter ended May 21, 2007. These locations have a net book value of equipment of $408,000, buildings of $1,669,000 and land of $1,559,000 included in total assets at May 21, 2007.

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

(3) Included in the reportable segment for the quarter ended May 21, 2007 are two locations closed for the entire quarter. These locations represent $51,000, $823,000 and $328,000 of net book value of equipment, buildings and land included in total assets, respectively, and incurred $7,000 in depreciation and amortization expense and $0 of impairment expense.

Included in the reportable segment for the quarter ended May 22, 2006 are two locations closed for the entire quarter.  These locations represent $92,000, $517,000 and $228,000 of net book value of equipment, buildings and land included in total assets, respectively, and incurred $9,000 in depreciation and amortization expense and $0 of impairment expense.

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

16 Weeks Ended May 21, 2007	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding — basic	$447,000	3,170,675	$0.14
Dilutive stock options	—	10,276	—
Weighted average common shares outstanding — diluted	$447,000	3,180,951	$0.14

16 Weeks Ended May 22, 2006
Weighted average common shares outstanding — basic	$672,000	3,093,648	$0.22
Dilutive stock options	—	34,582	—
Weighted average common shares outstanding — diluted	$672,000	3,128,230	$0.21

Average shares used in the sixteen weeks ended May 21, 2007 and May 22, 2006 to calculate diluted earnings per share exclude stock options to purchase 488,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2005. There were not any goodwill impairment losses for the 16-week periods ended May 21, 2007 and May 22, 2006.

Note (F) Inventories

Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (G) Accounting for Long-Lived Assets

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

Note (H) Properties, Building and Equipment

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases held for future use, leased to third parties and held for sale, are as follows:

	May 21, 2007	January 29, 2007
Property, buildings and equipment:
Furniture, fixtures and equipment	$14,074,000	$13,372,000
Land	3,685,000	3,410,000
Buildings and leasehold improvements	22,803,000	21,501,000
	40,562,000	38,283,000
Less accumulated depreciation	(21,275,000)	(20,804,000)
	$19,287,000	$17,479,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,483,000)	(2,442,000)
	$710,000	$751,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with eight non-operating units as of May 21, 2007 and as of January 29, 2007. As of May 21, 2007. four of the eight units are leased to third-party operators, three units are closed for remodeling and repositioning and one unit is included in property held for sale.    The components are as follows:

	May 21, 2007	January 29, 2007
Property and equipment leased to third parties:
Equipment	$1,111,000	$1,111,000
Land	1,594,000	1,594,000
Buildings and leaseholds	3,752,000	3,752,000
	6,457,000	6,457,000

Less accumulated depreciation	(2,236,000)	(2,166,000)
	$4,221,000	$4,291,000

	May 21, 2007	January 29, 2007
Property, buildings and equipment held for future use:
Equipment	$6,398,000	$6,398,000
Land	517,000	517,000
Buildings and leaseholds	852,000	852,000
	7,767,000	7,767,000

Less accumulated depreciation	(5,875,000)	(5,875,000)
	$1,892,000	$1,892,000

	May 21, 2007	January 29, 2007
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company did not record an impairment expense in the first quarter of fiscal 2008 or fiscal 2007.

Note (I) Stock-Based Compensation

In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”), which authorizes the grant of options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for the grant of  “incentive stock options,” within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The Compensation Committee has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, terms of options granted and the number of shares which will be subject to options granted under the 1997 Plan.

On January 31, 2006 we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS 123(R)).  SFAS 123(R) requires the recognition of compensation costs relating to share based payment transactions in the financial statements.  We have elected the modified prospective application method of reporting.  Prior to the adoption of SFAS 123(R) we elected to account for stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized when the intrinsic value is zero or less and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.  Our stock-based compensation plans are summarized in the table below:

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

The stock option transactions and the options outstanding are summarized as follows:

	16 Weeks Ended
	May 21, 2007		May 22, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	528,000	$11.56	696,000	$8.90
Granted	—	—	—	—
Exercised	—	$—	168,000	$5.22
Forfeited	—	—	—	—
Outstanding at end of period	528,000	$11.56	528,000	$11.56

Exercisable at end of period	528,000	$11.56	528,000	$11.56

Weighted average fair value of options granted during the period	$ N/A		$ N/A

The following summarizes information about stock options outstanding at May 21, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	12,000	2.4	$5.00	12,000	$5.00
$ 6.70	28,000	7.7	$6.70	28,000	$6.70
$12.00	488,000	0.3	$12.00	488,000	$12.00
	528,000			528,000

The Company did not grant any stock options in the first quarter of fiscal 2008 or fiscal 2007.

Note (J) Commitments and Contingencies

HTB entered into a franchise agreement for each HomeTown Buffet location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of all the Company’s HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor’s requirements. The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals, Recipe Manuals and Menus, restricts operating restaurants within a geographic radius of the franchisor’s restaurants, requires HTB is to use it best efforts to achieve the highest practicable level of sales, and requires HTB to promptly make royalty payments. The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

The Company entered into a license agreement for certain K-BOB’S locations which requires among other items, the payment of certain fees to K-BOB’S. The fee, where applicable, is based on the aggregate gross sales. The Company provides sales reports to K-BOB’S as well as periodic and annual financial statements. The Company is obligated to operate its K-BOB’S restaurants in compliance with the K-BOB’S requirements.

The Company entered into an agreement for each Western Sizzlin location which requires among other items, the payment of license fees to Western Sizzlin Corporation. The license fee is based on the aggregate gross. The Company provides weekly sales reports to Western Sizzlin as well as periodic and annual financial statements. The Company is obligated to operate its Western Sizzlin restaurants in compliance with the Western Sizzlin’s requirements.

In 1998, the Company had previously sued North’s Restaurants, Inc. (“North’s”) which resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  As a result of North’s failing to live up to its obligations under the Star Buffet Promissory Note, on March 2, 2004, the Company filed a second action against North’s in the United States District Court, District of Utah, Central Division, Case No. 2:04CV00211, seeking not less than approximately $2,900,000 plus interest at the default rate as set forth in the Star Buffet Promissory Note.  In January 2005, the court granted the Company’s motion for summary judgment, ruling that North’s had failed to pay amounts owed to the Company.  The Company obtained a judgment against North’s in the amount of approximately $3,100,000, plus $16,000 in attorney’s fees and costs.

In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver. On October 4, 2004, the Circuit Court of the State of Oregon for the County of Jackson approved an order appointing a receiver.

Prior to August 2006, the receiver had remitted only approximately $56,000 in loan repayments. In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek to expedite the liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property owned by North’s. The Company believes current and future cash flows including asset sales are adequate for recovery of the remaining principal amount of the note receivable. The Company has not recognized any interest income with respect to this note since August 2003.  The Company has not provided an allowance for bad debts for the note as of May 21, 2007.

In addition to the foregoing, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any resolution of any of these routine proceedings will require payments that will have a material effect on the Company’s consolidated statements of operations or financial position or liquidity.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, the Company agreed to lend K-BOB’S up to $1.5 million on a long-term basis. In exchange, K-BOB’S granted the Company an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas, as well as rights to develop K-BOB’S in other areas in the United States.  On January 30, 2006, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants.

On April 21, 2006, the Company announced in a press release that it had entered into a strategic alliance with Western Sizzlin Corporation. In accordance with the terms of the strategic alliance, the Company plans to convert certain of its existing restaurants to the Western Sizzlin brand; test a newly developed Western Sizzlin buffet prototype; and seek to acquire selected Western Sizzlin franchised restaurants. Additionally, as an important element of the strategic alliance, the Company and Western Sizzlin will explore a number of identified opportunities to reduce operating and administrative expenses.

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

Note (K) Taxes

The Company accounts for income taxes in accordance with SFAS No.109 Accounting for Income Taxes. The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective tax rate of approximately 35.8% and 32.6% as of May 21, 2007 and May 22, 2006, respectively.

Note (L) Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future development factors. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $51,000 and $53,500 at May 21, 2007 and May 22, 2006, respectively.

Note (M) Subsequent Events

On May 24, 2007 the US Congress’ minimum wage bill was signed into law by President Bush. The bill increases the minimum wage by $0.70 per hour on July 24, 2007, July 24, 2008 and July 24, 2009. In addition, the bill includes tax breaks for employers.

On May 29, 2007, the Company acquired the Bar H Steakhouse in Dalhart, Texas and entered into a $500,000 five year real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments beginning July 1, 2007 of $5,903 per month with a balloon payment of $301,345 due on June 1, 2012.  The mortgage is secured by the acquired Bar H Steakhouse restaurant.

On June 1, 2007, the Company opened a new JB’s Family Restaurant in Rexburg, Idaho. The Company had purchased the building and land in 2005.

On June 4, 2007, the Company opened a new internally developed Oklahoma Steakhouse in Weatherford, Oklahoma.  The Company leases the facility. The facility lease is for two years with one five year option.

On June 6, 2007, the Company paid to shareholders of record on May 8, 2007 a dividend of $0.60 per common share. The Board of Directors had approved the dividend on February 23, 2007.

On June 19, 2007, the Company acquired the Western Sizzlin in Magnolia, Arkansas and entered into a $520,000 five year real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments of $4,676 beginning July 19, 2007 with a balloon payment of $407,313 due on June 19, 2012.  The mortgage is secured by the acquired Western Sizzlin restaurant.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2007.  Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 29, 2007, and other filings with the Securities and Exchange Commission.

Overview

Consolidated net income for the 16-week period ended May 21, 2007 decreased $225,000 to $447,000 or $0.14 per share on a diluted basis as compared with net income of $672,000 or $0.21 per share for the comparable prior year period.  The decrease in net income is primarily due to an increase in interest expense of $39,000, a decrease in interest income of $47,000 and a gain on sale of assets of $234,000 in the prior year. Total revenues increased $3,275,000 or 17.5% from $18.8 million in the 16 weeks ended May 22, 2006 to $22.0 million in the 16 weeks ended May 21, 2007. The increase in revenues was primarily attributable to 10 new store openings, resulting in sales of approximately $4.3 million partially offset by declines in comparable same store sales primarily in the HomeTown Buffet division and the closure of one JJ North’s Country Buffet and one BuddyFreddys Country Buffet.

Recent Developments

The Company acquired the Western Sizzlin restaurant in Magee, Mississippi on January 30, 2007 for $1,400,000.  Further, the Company opened a Whistle Junction restaurant on February 20, 2007 in Orlando, Florida and a Holiday House restaurant also in Orlando on April 23, 2007.  Since the end of the first quarter, the Company has acquired a Bar H Steakhouse restaurant in Dalhart, Texas on May 29, 2007 and  a Western Sizzlin restaurant in Magnolia, Arkansas on June 19, 2007.  In addition, the Company opened a JB’ s Family Restaurant in Rexburg, Idaho on June 1, 2007 and an Oklahoma Steakhouse in Weatherford, Oklahoma on June 4, 2007.

The following states in which the Company does business will have minimum wages increases of $0.70 per hour on July 24, 2007 , 2008, and 2009 as a result of the minimum wage bill passed by Congress and signed by President Bush on May 24, 2007; Georgia, Idaho, Mississippi, New Mexico, Oklahoma, Texas, Utah and

Wyoming.

Components of Income from Operations

Total revenues include a combination of food, beverage, merchandise and vending sales and are net of applicable state and city sales taxes.

Food costs primarily consist of the cost of food and beverage items.  Various factors beyond the Company’s control, including adverse weather and natural disasters, may affect food costs.  Accordingly, the Company may incur periodic fluctuations in food costs.  Generally, these temporary increases are absorbed by the Company and not passed on to customers; however, management may adjust menu prices to compensate for increased costs of a more permanent nature.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 21, 2007 and May 22, 2006.

	Sixteen Weeks Ended
	May 21,	May 22,
	2007	2006
Total revenues	100.0%	100.0%

Costs and expenses
Food costs	35.3	35.2
Labor costs	33.7	32.1
Occupancy and other expenses	20.7	20.6
General and administrative expenses	3.9	4.4
Depreciation and amortization	2.8	3.5
Total costs and expenses	96.4	95.9

Income from operations	3.6	4.1

Interest expense	(1.0)	(0.9)
Interest income	0.1	0.3
Other income	0.5	0.6
Gain on sale of assets	—	1.2
Income before income taxes	3.2	5.3

Income taxes	1.1	1.7

Net income	2.1%	3.6%

Effective income tax rate	35.8%	32.6%

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

(Dollars in Thousands)

16 Weeks Ended May 21, 2007	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
Revenues	$8,465	$1,349	$6,485	$5,738	$—	$22,037
Food cost	3,092	519	2,434	1,728	—	7,773
Labor cost	2,787	465	2,155	2,023	—	7,431
Interest income	—	—	—	—	11	11
Interest expense	(47)	—	—	—	(171)	(218)
Depreciation & amortization	291	28	114	164	21	618
Income (loss) before income taxes	200	27	354	691	(576)	696

16 Weeks Ended May 22, 2006	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
Revenues	$9,177	$726	$3,775	$5,084	$—	$18,762
Food cost	3,440	309	1,346	1,515	—	6,610
Labor cost	2,776	272	1,213	1,764	—	6,025
Interest income	—	—	—	—	58	58
Interest expense	(52)	—	—	—	(127)	(179)
Depreciation & amortization	306	27	140	150	24	647
Impairment of long-lived assets
Income (loss) before income taxes	472	(108)	351	918	(637)	996

(1) The same store sales declined this year resulting in higher labor costs for HomeTown Buffet as a percentage of sales. The Hometown Buffet division also had higher utilities expense as a percentage of revenue in the current year compared to the prior year.  Management believes sales decreased because of general economic conditions including higher gas prices and increased competition in certain areas.

(2) The store sales increased this year resulting in lower food costs for North’s Star as a percentage of sales. The higher store sales also resulted in a lower labor cost as a percent of sales. The North’s Star division had two new Western Sizzlin restaurants this year and one fewer JJ North’s Country Buffet compared to the same period as last year which resulted in higher sales and more income before income taxes.

(3) The increase in sales from the six new Whistle Junction restaurants and one new Holiday House restaurant of approximately $3,000,000 more than offset the sales loss of approximately $250,000 from the BuddyFreddys Country Buffet restaurant closed during the second quarter of fiscal 2007 in the Florida Division.

(4) The increase in sales from the new Pecos Diamond Steakhouse restaurant of approximately $444,000 plus increases in same store sales resulted in much higher revenues in the Summit Restaurant division.  The decrease in income before income taxes was primarily the $234,000 gain on selling the restaurant facility in Laramie, Wyoming in the prior year.

Total revenues increased $3,275,000 or 17.5% from $18.8 million in the 16 weeks ended May 22, 2006 to $22.0 million in the 16 weeks ended May 21, 2007. The increase in revenues was primarily attributable to 10 new store openings resulting in sales of approximately $4.3 million partially offset by declines in comparable same store sales primarily in the HomeTown Buffet division and the closure of one JJ North’s Country Buffet and one BuddyFreddys Country Buffet.

Food costs as a percentage of total revenues increased from 35.2% during the 16-week period ended May 22, 2006 to 35.3% during the 16-week period ended May 21, 2007. The increase as a percentage of total revenues was primarily attributable to lower same store sales as compared to the same period last year.

Labor costs as a percentage of total revenues increased from 32.1% during the 16-week period ended May 22, 2006 to 33.7% during the 16-week period ended May 21, 2007.  The increase as a percentage of total revenues was primarily attributable to lower same store sales as compared to last year and increases in the minimum wage in certain states.  The North’s Star Division was the only division to improve labor costs as a percentage of revenues as compared to the prior year.   The North’s Star Division improvement was primarily because of the addition of the two Western Sizzlin restaurants in the current year. The minimum wage increases in eight states discussed earlier, will increase wage costs for the Company starting on July 24, 2007. In response to the increased costs, the Company will increase menu pricing in July with the goal of maintaining a labor cost as percentage of sales consistent with prior results, although there can be no assurance that this will be the result (see the discussion under “Risk Factors”).

Occupancy and other expenses as a percentage of total revenues increased from 20.6% during the 16-week period ended May 22, 2006 to 20.7% during the 16-week period ended May 21, 2007. The increase as a percentage of total revenues was primarily attributable to an increase in utilities as a percentage of revenues in the current year compared to the prior year.

General and administrative expense as a percentage of total revenues decreased from 4.4% during the 16-week period ended May 22, 2006 to 3.9% during the 16-week period ended May 21, 2007. The decrease as a percentage of total revenues was primarily attributable to higher revenues for the 16 weeks ended May 21, 2007 as compared to the same period of the prior year. While the Company has added 10 new stores, there has been no significant increase in administrative costs or personnel.

Depreciation and amortization expense as a percentage of total revenues decreased from 3.5% during the 16-week period ended May 22, 2006 to 2.8% during the 16-week period ended May 21, 2007. The decrease as a percentage of total revenues was primarily attributable to certain assets being fully depreciated in the current year as compared to the prior year and lower depreciation per revenue for the new stores as compared to the existing stores.

Interest expense as a percentage of total revenues increased from 0.9% during the 16-week period ended May 22, 2006 to 1.0% during the 16-week period ended May 21, 2007.  The increase as a percentage of total revenues was primarily attributable to higher average debt balance in the first quarter of fiscal 2008 as compared to fiscal 2007.

Interest income decreased from $58,000 for the 16-week period ended May 22, 2006 to $11,000 for the 16-week period ended May 21, 2007. The interest income was generated by the Company’s outstanding notes receivable balances and the interest income from the final interest payment by Robert E. Wheaton of approximately $43,700 in fiscal 2007. The decrease in interest income is primarily attributable to the interest income recognized on the loan to Mr. Wheaton in the prior year.

Other income is primarily rental income from the Company’s leased properties. Rental income was $99,000 for four properties leased for the entire 16-week period ended May 21, 2007. Rental income was $91,000 for four properties leased for the entire 16-week period ended May 22, 2006.

The income tax provision totaled $249,000 or 35.8% of pre-tax income for the 16-week period ended May 21, 2007 as compared to $324,000 or 32.6% of pre-tax income for the 16-week period ended May 22, 2006. Income tax expense as a percentage of total revenues decreased from 1.7% during the 16-week period ended May 22, 2006 to 1.1% during the 16-week period ended May 21, 2007.  The decrease as a percentage of total revenues was primarily attributable to higher revenues in the first quarter of fiscal 2008 as compared to fiscal 2007.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company’s operations.  Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws so that changes in these laws can result in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company is subject to market supply and demand pressures.  Shifts in these costs may have an impact on the Company’s food costs.  The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, it could do so in a short period of time.

Liquidity and Capital Resources

The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

As of May 21, 2007, the Company had $536,000 in cash.  Cash and cash equivalents increased by $118,000 during the 16 weeks ended May 21, 2007. The net working capital deficit was $(6,871,000) and $(4,913,000) at May 21, 2007 and January 29, 2007, respectively. The increase in the net working capital deficit is primarily due to the dividend payable. Total cash provided by operations for the 16 weeks ended May 21, 2007 was approximately $506,000 as compared to approximately $412,000 in the 16 weeks ended May 22, 2006.  The Company spent approximately $2,002,000 on capital expenditures in the first quarter of fiscal 2008 including approximately $1,400,000 to purchase the equipment, building and land in the Western Sizzlin Restaurant in Magee, Mississippi.  The acquisition of the Western Sizzlin restaurant, was partially financed by a loan from the seller of approximately $900,000, secured by the acquired assets.

The Company has a $3,000,000 revolving line of credit with M&I Marshall & Ilsley Bank (the “revolving line of credit”) which provides working capital for the Company. The revolving line of credit bears interest at LIBOR plus two percent per annum and is renewable subject to credit review on an annual basis. The revolving line of credit contains covenants which require the Company to maintain certain financial ratios and other covenants that restrict the annual payment for capital expenditures and dividends. As of May 21, 2007, the Company is in compliance with these covenants.

On May 29, 2007, the Company acquired the Bar H Steakhouse in Dalhart, Texas and entered into a $500,000 five year real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments beginning July 1, 2007 of $5,903 per month with a balloon payment of $301,345 due on June 1, 2012.  The mortgage is secured by the acquired Bar H Steakhouse restaurant.

 On June 15, 2007, the Company renewed the Revolving Line of Credit to June 15, 2008.  The revolving line of credit balance was $708,000 on May 21, 2007 and $2,135,000 on June 21, 2007.  As of June 21, 2007, $865,000 was available on the revolving line of credit.  In addition, the revolving line of credit permits the Company to pay up to $2,700,000 in annual dividends and was amended to allow the Company to spend up to $4,500,000 in fiscal 2008 and in subsequent years on capital expenditures. The revolving line of credit also permits the Company to repurchase up to 250,000 shares of common stock, although as of June 21, 2007, no shares had been repurchased.

On June 19, 2007, the Company acquired the Western Sizzlin in Magnolia, Arkansas and entered into a $520,000 five year real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments of $4,676 beginning July 19, 2007 with a balloon payment of $407,313 due on June 19, 2012.  The mortgage is secured by the acquired Western Sizzlin restaurant.

In the first quarter ended May 21, 2007, the Company borrowed approximately $451,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan is subordinated to the obligation to M&I Marshall & Ilsley Bank and bears interest at 8.5%. The Company accrued $1,244 for interest expense for the quarter ending May 21, 2007. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. Mr. Wheaton loaned the Company approximately $900,000 in the second quarter of fiscal 2008 on similar terms. The Company used the funds to acquire additional restaurants.

The Company believes that available cash, availability under the revolving line of credit, proceeds from the loans from Mr. Wheaton and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Management does not believe the net working capital deficit will have any effect on the Company’s ability to operate the business and meet obligations as they come due in the next 12 months. The Company projects that operating cash flows will exceed planned capital expenditures in the next 12 months and that funds will be available to return capital to stockholders in the form of dividends, share repurchases or both. There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy its working capital and capital requirements for the next 12 months or beyond.

It is possible that changes in the Company’s operating results, unavailable loan capacity from the existing credit facility, acceleration of the Company’s capital expenditure plans, potential acquisitions or other events may cause the Company to seek additional financing. Additional financing may be raised through public or private equity and/or debt financing or from other sources.  Additionally, the Company’s revolving line of credit expires on June 15, 2008. Although it is unlikely at this time, there can be no assurance that required financings at favorable interest rates will be available on acceptable terms or at all.

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

Impairment of Long-Lived Assets

The Company evaluates impairment of long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determines that an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$6,230	$316	$3,718	$1,867	$329
Operating leases	8,340	2,344	3,122	1,420	1,454
Capital leases	1,894	312	638	572	372
Purchase commitments	—	—	—	—	—

Total contractual cash obligations	$16,464	$2,972	$7,478	$3,859	$2,155

New Accounting Pronouncements

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

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125. Our adoption of SFAS 155 at the beginning of fiscal 2008 had no impact on our consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. Our adoption of SFAS 156 at the beginning of fiscal 2008 had no impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 at the beginning of fiscal 2008.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $3.0 million Revolving Line of Credit, of which $708,000 was outstanding as of May 21, 2007 and $2,135,000 on June 21, 2007. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 7.6% in fiscal 2008). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Item 4T.  Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting during the quarter ended May 21, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that generally the lawsuits, claims and other legal matters to which it is subject to in the ordinary course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has ongoing litigation with North’s Restaurants, Inc. as described in more detail in Note J to the condensed consolidated financial statements included herein.

Item 1A. Risk Factors

The Company anticipates increasing its menu prices in response to newly enacted federal minimum wage increases, which may have unintended consequences on its operations.

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for.  The minimum wage increases in eight states in which the Company operates in July 2007 will directly increase our labor costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to the Company.  In anticipation of these increases, the Company will increase menu prices in July 2007 with the desire to maintain prior profitability.  However, the Company cannot predict with any certainty that the menu price increases will be sufficient to maintain its current level of profitability.  In addition, the increase in menu prices may adversely affect the volume of our sales reducing future revenues and profitability.  If the proposed price increases sufficiently adversely affect revenues, the Company may be forced to reduce menu prices, which would adversely affect profitability.

Item 5. Other Information

None.

Item 6.  Exhibits

(a)           The following exhibits are attached to this report:

Exhibit	Description
Number	of Exhibit
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Amendment to Revolving Line of Credit with M&I Marshall & Ilsley Bank dated June 15, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated June 29, 2007.

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

STAR BUFFET, INC. AND SUBSIDIARIES

June 29, 2007	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

June 29, 2007	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer