Form 10-Q
period 2007-08-13
STAR BUFFET INC
filed 2007-09-21
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 13, 2007

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 13, 2007, there were 3,170,675 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 13, 2007	January 29, 2007
	(Unaudited)

Current assets:
Cash and cash equivalents	$941,000	$418,000
Current portion of notes receivable	—	58,000
Receivables	545,000	435,000
Inventories	660,000	548,000
Deferred income taxes	288,000	310,000
Prepaid expenses	433,000	320,000

Total current assets	2,867,000	2,089,000

Property, buildings and equipment:
Property, buildings and equipment, net	21,038,000	17,479,000
Property and equipment under capitalized leases, net	679,000	751,000
Property and equipment leased to third parties, net	3,938,000	4,291,000
Property, buildings and equipment held for future use	1,892,000	1,892,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	28,478,000	25,344,000

Other assets:
Notes receivable, net of current portion	1,690,000	1,873,000
Deposits and other	247,000	245,000

Total other assets	1,937,000	2,118,000

Deferred income taxes, net	1,902,000	2,097,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	801,000	843,000

Total intangible assets	2,478,000	2,520,000

Total assets	$37,662,000	$34,168,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	August 13, 2007	January 29, 2007
	(Unaudited)

Current liabilities:
Accounts payable-trade	$3,319,000	$2,656,000
Payroll and related taxes	1,427,000	1,281,000
Sales and property taxes	1,218,000	901,000
Rent, licenses and other	554,000	608,000
Income taxes payable	157,000	628,000
Revolving line of credit	2,280,000	336,000
Current maturities of obligations under long-term debt	380,000	434,000
Current maturities of obligations under capital leases	169,000	158,000

Total current liabilities	9,504,000	7,002,000

Deferred rent payable	1,267,000	1,294,000
Note payable to officer	1,320,000	—
Capitalized lease obligations, net of current maturities	1,143,000	1,239,000
Long-term debt, net of current maturities	6,684,000	5,455,000

Total liabilities	19,918,000	14,990,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,170,675 and 3,170,675 shares	3,000	3,000
Additional paid-in capital	17,491,000	17,491,000
Retained earnings	250,000	1,684,000

Total stockholders’ equity	17,744,000	19,178,000

Total liabilities and stockholders’ equity	37,662,000	34,168,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006

Total revenues	$16,308,000	$13,632,000	$38,345,000	$32,395,000

Costs and expenses
Food costs	5,906,000	4,627,000	13,679,000	11,237,000
Labor costs	5,661,000	4,521,000	13,092,000	10,547,000
Occupancy and other expenses	3,622,000	2,924,000	8,190,000	6,797,000
General and administrative expenses	507,000	503,000	1,353,000	1,332,000
Depreciation and amortization	485,000	476,000	1,103,000	1,123,000

Total costs and expenses	16,181,000	13,051,000	37,417,000	31,036,000

Income from operations	127,000	581,000	928,000	1,359,000

Interest expense	(200,000)	(148,000)	(418,000)	(326,000)
Interest income	4,000	9,000	15,000	66,000
Other income	58,000	61,000	160,000	166,000
Gain on sale of assets	—	—	—	234,000

Income (loss) before income taxes	(11,000)	503,000	685,000	1,499,000

Income taxes (benefit)	(32,000)	193,000	217,000	517,000

Net income	$21,000	$310,000	$468,000	$982,000

Net income per common share – basic	$0.01	$0.10	$0.15	$0.31
Net income per common share – diluted	$0.01	$0.10	$0.15	$0.31

Weighted average shares outstanding – basic	3,170,675	3,170,675	3,170,675	3,126,659
Weighted average shares outstanding –diluted	3,180,646	3,179,116	3,180,820	3,150,038

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-eight Weeks Ended
	August 13, 2007	August 14, 2006
Cash flows from operating activities:
Net income	$468,000	$982,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,039,000	1,060,000
Amortization of franchise and licenses	51,000	50,000
Amortization of loan cost	13,000	13,000
Gain on sale of assets	—	(234,000)
Deferred income taxes	217,000	(70,000)
Change in operating assets and liabilities:
Receivables	(164,000)	(144,000)
Inventories	(112,000)	(27,000)
Prepaid expenses	(113,000)	(172,000)
Deposits and other	(2,000)	(11,000)
Deferred rent payable	(27,000)	(2,000)
Accounts payable-trade	663,000	108,000
Income taxes payable	(471,000)	146,000
Other accrued liabilities	409,000	323,000
Total adjustments	1,503,000	1,040,000
Net cash provided by operating activities	1,971,000	2,022,000

Cash flows from investing activities:
Purchase of license and trademarks	(10,000)	—
Proceeds from sale of assets	—	159,000
Interest income	(2,000)	(2,000)
Receipts from payments on notes receivable	20,000	1,323,000
Issuance of note receivable	—	(100,000)
Acquisition of property, buildings and equipment	(3,896,000)	(1,983,000)
Net cash used in investing activities	(3,888,000)	(603,000)

Cash flows from financing activities:
Proceeds from stock options exercised	—	872,000
Proceeds received from officer’s note payable	1,320,000	—
Payments on long term debt	(813,000)	(320,000)
Proceeds from issuance of long-term debt	1,988,000	564,000
Proceeds on line of credit, net	1,944,000	372,000
Capitalized loan costs	(12,000)	(4,000)
Principal payment on capitalized lease obligations	(85,000)	(77,000)
Dividends paid	(1,902,000)	(2,695,000)
Net cash provided (used) in financing activities	2,440,000	(1,288,000)

Net increase in cash and cash equivalents	523,000	131,000

Cash and cash equivalents at beginning of period	418,000	491,000

Cash and cash equivalents at end of period	$941,000	$622,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Twenty-eight Weeks Ended
	August 13, 2007	August 14, 2006
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$211,000	$337,000

Income taxes	$471,000	$468,000

Non cash investing and financing activities:

Exchange of notes receivable for equipment and leaseholds	$221,000	$1,285,500

Transfer of debt as a part of the sale of assets	$—	$616,000

Exchange of other receivable for equipment and leaseholds	$55,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”) and Star Buffet Management, Inc. (“SBMI”) (collectively the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2007.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein.  Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods.  Certain reclassifications have been made to the fiscal 2007 consolidated financial statements to conform to the fiscal 2008 presentation including the reclassification of $1,110,000 of depreciation and amortization in the Condensed Consolidated Statement of Cash Flows for the quarter ending August 14, 2006 as depreciation of $1,060,000 and amortization of franchise and licenses of $50,000.  The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company’s operations.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The following is a summary of the Company’s restaurant properties as of August 13, 2007. The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurants Division. The Company’s reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company’s 13 franchised HomeTown Buffet restaurants. The HomeTown Buffet in Sandy, Utah was closed on August 5, 2007; the leasehold improvements had been previously impaired.  The North’s Star segment includes three Western Sizzlin restaurants, two JJ North’s Country Buffet restaurants, one Oklahoma Steakhouse restaurant and one North’s Star Buffet restaurant, of which one JJ North’s Country Buffet and one North’s Star Buffet are non-operating units. The Oklahoma Steakhouse in Weatherford, Oklahoma is a leased property that opened on June 4, 2007 and the Company purchased the equipment, building and land of the Western Sizzlin in Magnolia, Arkansas on June 19, 2007.   The Florida Buffets Division includes five Whistle Junction restaurants, two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants and three Holiday House restaurants. The Florida Buffet Division also includes four non-operating units. The Company closed one Whistle Junction restaurant that it managed on June 12, 2007 without incurring any costs.  The Company did not own any assets related to this restaurant.  The Summit Restaurants Division included the Company’s eight JB’s Restaurants of which one is a non-operating JB’s Restaurant.  The Company opened a JB’s restaurant in Rexburg, Idaho opened on June 1, 2007 and the non-operating unit is leased to a third party.  The Summit Restaurants Division also includes four K-BOB’S Steakhouse restaurants, one Pecos Diamond Steakhouse and one Casa Bonita restaurant.  In the second quarter of fiscal 2008 the Summit Restaurant Division acquired the equipment, building and land of the Bar H Steakhouse in Dalhart, Texas on May 29, 2007 and leased the 4B’s restaurants in Miles City and Great Falls, Montana on July 31, 2007.

	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Owned	3	3	5	7	18
Leased	10	4	11	10	35
Total	13	7	16	17	53

As of August 13, 2007, the Company’s operating and non-operating restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arkansas	—	1	—	—	1
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	16	—	16
Georgia	—	1	—	—	1
Idaho	—	1	—	1	2
Mississippi	—	1	—	—	1
Montana	—	—	—	4	4
New Mexico	2	—	—	2	4
Oklahoma	—	1	—	—	1
Texas	—	—	—	4	4
Utah	1	—	—	4	5
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	13	7	16	17	53

As of August 13, 2007, the Company’s non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Total	—	2	4	1	7

As of August 14, 2006, the Company’s operating and non-operating restaurants were located in the following states:

	Number of Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	10	—	10
Idaho	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	2	4
Oregon	—	1	—	—	1
Texas	—	—	—	3	3
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	14	4	10	13	41

As of August 14, 2006, the Company’s non-operating restaurants were located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Total	—	2	4	1	7

The operating results for the 28-week period ended August 13, 2007 included operations shown in the tables above and the lease income and fixed charges for the seven restaurants closed during the entire quarter. The operating results for the 28-week period ended August 14, 2006 included operations shown in the tables above and the lease income and fixed charges for the seven restaurants closed during the entire quarter. Two non-operating stores continue to be closed at the end of the second quarter of fiscal 2008 for repositioning and one non-operating restaurant is for sale and is recorded as property held for sale. The four remaining closed restaurants have been leased to third parties.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Related Party Transactions

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of the Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 48% of the Company’s outstanding common shares including options to purchase stock and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulated that Mr. Wheaton would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management elected not to record any interest income on the loans until the interest income was paid to the Company. On June 8, 2005, Mr. Wheaton paid the principal balance of $698,000 in full and paid $250,000 in interest. On May 22, 2006, Mr. Wheaton paid the last interest payment of $43,713.

In the 28-week period ended August 13, 2007, the Company borrowed approximately $1,320,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan is subordinated to the obligation to M&I Marshall & Ilsley Bank and bears interest at 8.5%. The Company expensed and paid $25,936 for interest during the 28-week period ending August 13, 2007. The principal balance and any unpaid interest is due and payable in full on June 5, 2012.

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

(Dollars in Thousands)

28 Weeks Ended August 13, 2007	HomeTown Buffet	North’s Star(1)	Florida Buffet(2)	Summit(3) Restaurants	Other	Total
Revenues	$14,043	$2,587	$10,325	$11,390	$—	$38,345
Interest income	—	—	—	—	15	15
Interest expense	(82)	—	—	—	(336)	(418)
Depreciation & amortization	512	56	197	300	37	1,103
Income (loss) before income taxes	(100)	(27)	96	1,859	(1,143)	685
Total assets	11,043	5,261	8,150	10,235	2,973	37,662

28 Weeks Ended August 14, 2006	HomeTown Buffet	North’s Star(1)	Florida Buffet(2)	Summit(3) Restaurants	Other	Total
Revenues	$15,318	$1,234	$5,892	$9,951	$—	$32,395
Interest income	—	—	—	—	66	66
Interest expense	(90)	—	—	—	(236)	(326)
Depreciation & amortization	537	47	239	263	37	1,123
Income (loss) before income taxes	471	(213)	322	1,988	(1,069)	1,499
Total assets	11,582	2,892	7,880	8,738	3,389	34,481

(1) Included in the reportable segment for the 28 weeks ended August 13, 2007 are two locations that were closed for the entire 28 weeks.  These locations incurred $0 of impairment expense in the 28 weeks ended August 13, 2007. These locations have a net book value of equipment of $46,000, buildings and leaseholds of $572,000 and land of $224,000 included in total assets at August 13, 2007.

Included in the reportable segment for the 28 weeks ended August 14, 2006 were two locations that were closed for the entire 28 weeks.  These locations had incurred $0 of impairment expense in the 28 weeks ended August 14, 2006. These locations had a net book value of equipment of $23,000, buildings and leaseholds of $510,000 and land of $224,000 included in total assets at August 14, 2006.

(2) Included in the reportable segment for the 28 weeks ended August 13, 2007 are four locations that were closed for the entire 28 weeks.  These four locations incurred $80,000 of depreciation and amortization and $0 of impairment expense for the 28 weeks ended August 13, 2007. These locations have a net book value of equipment of $397,000, buildings of $1,651,000 and land of $1,559,000 included in total assets at August 13, 2007.

Included in the reportable segment for the 28 weeks ended August 14, 2006 were four locations that were closed for the entire 28 weeks.  These four locations incurred $91,000 of depreciation and amortization and $0 of impairment expense for the 28 weeks ended August 14, 2006. These locations had a net book value of equipment of $565,000, buildings of $1,808,000 and land of $1,559,000 included in total assets at August 14, 2006.

(3) Included in the reportable segment for the 28 weeks ended August 13, 2007 is a single location that was closed for the entire 28 weeks. This location incurred $11,000 in depreciation and amortization expense during the 28 weeks ended August 13, 2007. This location has a net book value of equipment of $82,000, buildings of $490,000 and land of $228,000 included in total assets at August 13, 2007.

Included in the reportable segment for the 28 weeks ended August 14, 2006 is a single location that was closed for the entire 28 weeks. The location had $228,000 of land that is included in total assets. The location had $92,000 and $513,000 of net book value of equipment and buildings included in total assets as of August 14, 2006.

Note (D) Net Income per Common Share

Net income per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

Basic net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares based on the treasury stock method. The following is a reconciliation of the denominators used to calculate diluted earnings per share on net income for the respective fiscal periods:

	Net Income	Shares	Per Share Amount
12 Weeks Ended August 13, 2007

Weighted average common shares outstanding – basic	$21,000	3,170,675	$0.01
Dilutive stock options	—	9,971	—
Weighted average common shares outstanding – diluted	$21,000	3,180,646	$0.01

12 Weeks Ended August 14, 2006

Weighted average common shares outstanding – basic	$310,000	3,170,675	$0.10
Dilutive stock options	—	8,441	—
Weighted average common shares outstanding – diluted	$310,000	3,179,116	$0.10

	Net Income	Shares	Per Share Amount
28 Weeks Ended August 13, 2007

Weighted average common shares outstanding – basic	$468,000	3,170,675	$0.15
Dilutive stock options	—	10,145	—
Weighted average common shares outstanding – diluted	$468,000	3,180,820	$0.15

28 Weeks Ended August 14, 2006

Weighted average common shares outstanding – basic	$982,000	3,126,659	$0.31
Dilutive stock options	—	23,379	—
Weighted average common shares outstanding – diluted	$982,000	3,150,038	$0.31

Average shares used in the 12 weeks ended August 13, 2007 and August 14, 2006 diluted earnings per share computations exclude stock options to purchase 488,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Average shares used in the 28 weeks ended August 13, 2007 and August 14, 2006 diluted earnings per share computations exclude stock options to purchase 488,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental and environmental factors in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test.

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2005. There were not any goodwill impairment losses for the 16-week periods ended August 13, 2007 and August 14, 2006.

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

Note (H) Properties, Buildings and Equipment

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases held for future use, leased to third parties and held for sale, are as follows:

	August 13, 2007	January 29, 2007
Property, buildings and equipment:
Furniture, fixtures and equipment	$14,715,000	$13,372,000
Land	4,185,000	3,410,000
Buildings and leasehold improvements	23,856,000	21,501,000
	42,756,000	38,283,000

Less accumulated depreciation	(21,718,000)	(20,804,000)
	$21,038,000	$17,479,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,514,000)	(2,442,000)
	$679,000	$751,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with seven non-operating units as of August 13, 2007 and January 29, 2007. As of August 13, 2007 four of the eight units are leased to third-party operators, three units are closed for remodeling and repositioning and one unit is included in property held for sale.  The components are as follows:

	August 13, 2007	January 29, 2007
Property and equipment leased to third parties:
Equipment	$1,111,000	$1,111,000
Land	1,494,000	1,594,000
Buildings and leaseholds	3,552,000	3,752,000
	6,157,000	6,457,000

Less accumulated depreciation	(2,219,000)	(2,166,000)
	$3,938,000	$4,291,000

	August 13, 2007	January 29, 2007
Property, buildings and equipment held for future use:
Equipment	$6,398,000	$6,398,000
Land	517,000	517,000
Buildings and leaseholds	852,000	852,000
	7,767,000	7,767,000

Less accumulated depreciation	(5,875,000)	(5,875,000)
	$1,892,000	$1,892,000

	August 13, 2007	January 29, 2007
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company did not record an impairment expense in the first or second quarters of fiscal 2008 or fiscal 2007.

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

Stock options issued under the terms of the plan have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.

The stock option transactions and the options outstanding are summarized as follows:

	28 Weeks Ended
	August 13, 2007		August 14, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	528,000	$11.56	696,000	$8.90
Granted	—	—	—	—
Exercised	—	$—	168,000	$5.22
Forfeited	—	—	—	—
Outstanding at end of period	528,000	$11.56	528,000	$11.56

Exercisable at end of period	528,000	$11.56	528,000	$11.56

Weighted average fair value of options granted during the period	$ N/A		$ N/A

The following summarizes information about stock options outstanding at August 13, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	12,000	2.2	$5.00	12,000	$5.00
$6.70	28,000	7.5	$6.70	28,000	$6.70
$12.00	488,000	0.1	$12.00	488,000	$12.00
	528,000			528,000

The Company did not issue any stock options in fiscal year 2007.  The Company has not granted any stock options in fiscal 2008 as of September 13, 2007.

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

The Company entered into a license agreement for certain K-BOB’S location which requires among other items, the payment of certain fees to K-BOB’S. The fees, where applicable, are based on the aggregate gross sales. The Company provides sales reports to K-BOB’S as well as periodic and annual financial statements. The Company is obligated to operate its K-BOB’S restaurants in compliance with the K-BOB’S requirements.

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

Prior to August 2006, the receiver had remitted only approximately $56,000 in loan repayments. In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek to expedite the liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, landlord leases, trademarks and all other intellectual property owned by North’s. The Company believes current and future cash flows including asset sales are adequate for recovery of the remaining principal amount of the note receivable. The Company has not recognized any interest income with respect to this note since August 2003.  The Company has not provided an allowance for bad debts for the note as of August 13, 2007.

In addition to the foregoing, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that the resolution of any of these routine proceedings will require payments that will have a material effect on the Company’s consolidated statements of operations or financial position or liquidity.

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

On April 22, 2007 the principal of Holiday House Corporation (“HHC”) notified the Company that he planned to turn control of the business and associated assets over to the Company.  On April 23, 2007 the Company began operating the business.  The Company hired HHC’s employees, notified HHC’s creditors of its intent to operate the business and commenced negotiations with HHC’s landlord to craft an acceptable facility lease.  In August 2007, the Company signed the facility lease.

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause. Mr. Wheaton’s employment contract also includes an annual bonus of $25,000.

Note (K) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips resulting in a lower effective tax rate of approximately 29.8% and 31.7% for the 28-week periods ended August 13, 2007 and August 14, 2006, respectively.

Note (L) Insurance Programs

The Company is self-insured for general liability claims. The Company has commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Self-insurance accruals include estimates based on historical information and expected future developments. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $51,000 and $42,000 for the 28-week periods ended August 13, 2007 and August 14, 2006, respectively.

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

Overview

Consolidated net income for the 12-week period ended August 13, 2007 decreased $289,000 to $21,000 or $0.01 per share on a diluted basis as compared with net income of $310,000 for the comparable prior year period.  Consolidated net income for the 28-week period ended August 13, 2007 decreased $514,000 to $468,000 or $0.15 per share on a diluted basis as compared with consolidated net income of $982,000 for the comparable prior year period. The decrease in consolidated net income for the 12 weeks ended August 13, 2007 is primarily due to an increase in interest expense of $52,000 and an increase in food and labor cost as a percentage of sales compared to same period in the prior year. Total revenues increased $2,676,000 or 19.6% from $13.6 million in the 12 weeks ended August 14, 2006 to $16.3 million in the 12 weeks ended August 13, 2007. The increase in revenues was primarily attributable to 14 new store openings, resulting in sales of approximately $3.1 million, partially offset by declines of approximately $.4 million in comparable same store sales primarily in the HomeTown Buffet division and the closure of one JJ North’s Country Buffet, one BuddyFreddys Country Buffet and one HomeTown Buffet restaurant.

The decrease in consolidated net income for the 28 week period ended August 13, 2007 is primarily due to an increase in interest expense of $92,000, a decrease in interest income of $51,000, a gain on sale of assets of $234,000 in the prior year and increases in food and labor costs as a percentage of sales as compared to the prior year. Total revenues increased $5,950,000 or 18.4% from $32.4 million in the 28 weeks ended August 14, 2006 to $38.3 million in the 28 weeks ended August 13, 2007. The increase in revenues was primarily attributable to 14 new store openings, resulting in sales of approximately $6.6 million, partially offset by declines of approximately $.8 million in comparable same store sales primarily in the HomeTown Buffet division and the closure of one JJ North’s Country Buffet, one BuddyFreddys Country Buffet and one HomeTown Buffet restaurant.  The decrease in revenues in comparable same store sales was primarily in the HomeTown Buffet division. The Company believes the decline in same store sales is a result of weaker economic conditions and due to new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Recent Developments

The Company acquired the Western Sizzlin restaurant in Magee, Mississippi on January 30, 2007 for $1,400,000.  Further, the Company opened a Whistle Junction restaurant on February 20, 2007 in Orlando, Florida and a leased Holiday House restaurant also in Orlando on April 23, 2007.  During the second quarter, the Company acquired a Bar H Steakhouse restaurant in Dalhart, Texas on May 29, 2007 and  a Western Sizzlin restaurant in Magnolia, Arkansas on June 19, 2007.  In addition, the Company opened a JB’ s Family Restaurant in Rexburg, Idaho on June 1, 2007, a leased Oklahoma Steakhouse in Weatherford, Oklahoma on June 4, 2007 and two leased 4B’s restaurants in Miles City and Great Fall, Montana on July 31, 2007.  The Company closed one Whistle Junction restaurant in Orlando, FL on June 12, 2007 and one leased Hometown Buffet restaurant on August 5, 2007.

The following states in which the Company does business have had and will have minimum wages increases of $0.70 per hour on July 24, 2007 , 2008, and 2009 as a result of the minimum wage bill passed by Congress and signed by President Bush on May 24, 2007; Georgia, Idaho, Mississippi, New Mexico, Oklahoma, Texas, Utah and Wyoming.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 13, 2007 and August 14, 2006.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	36.2	33.9	35.7	34.7
Labor costs	34.7	33.2	34.1	32.6
Occupancy and other expenses	22.2	21.5	21.4	21.0
General and administrative expenses	3.1	3.7	3.5	4.1
Depreciation and amortization	3.0	3.5	2.9	3.5
Total costs and expenses	99.2	95.7	97.6	95.8

Income from operations	0.8	4.3	2.4	4.2

Interest expense	(1.2)	(1.1)	(1.1)	(1.0)
Interest income	0.0	0.1	0.1	0.2
Other income	0.4	0.1	0.4	0.5
Gain on sale of assets	0.0	0.4	0.0	0.7
Income (loss) before income taxes	(0.0)	3.7	1.8	4.6

Income taxes (benefit)	(0.2)	1.4	0.6	1.6

Net income	0.1%	2.3%	1.2%	3.0%

Effective income tax rate	(290.9%)	38.4%	31.7%	34.4%

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

(Dollars in Thousands)

28 Weeks Ended August 13, 2007	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total

Revenues	$14,043	$2,587	$10,325	$11,390	$—	$38,345
Food cost	5,257	1,004	3,960	3,458	—	13,679
Labor cost	4,702	926	3,591	3,873	—	13,092
Interest income	—	—	—	—	15	15
Interest expense	(82)	—	—	—	(336)	(418)
Depreciation & amortization	512	56	197	300	38	1,103
Income (loss) before income taxes	(100)	(27)	96	1,859	(1,143)	685

28 Weeks Ended August 14, 2006	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
Revenues	$15,318	$1,234	$5,892	$9,951	$—	$32,395
Food cost	5,838	510	2,169	2,571	—	11,088
Labor cost	4,701	439	1,958	3,182	—	10,280
Interest income	—	—	—	—	66	66
Interest expense	(90)	—	—	—	(236)	(326)
Depreciation & amortization	537	47	239	263	38	1,123
Impairment of long-lived assets	—	—	—	(234)	—	(234)
Income (loss) before income taxes	471	(213)	322	1,988	(1,069)	1,499

(1) The same store sales declined this year resulting in higher labor costs for HomeTown Buffet as a percentage of sales. Management believes sales decreased because of general economic conditions and increased competition in certain areas.

(2) The same store sales increased this year resulting in lower food costs for North’s Star as a percentage of sales. The North’s Star division had three new Western Sizzlin restaurants and one new Oklahoma Steakhouse which more than offset the one closed JJ North’s Country Buffet restaurant and contributed to higher sales and reduced the loss before income taxes.

(3) The decline in income before income taxes in the Florida Buffet segment was primarily the result of higher food and labor costs in the five new Whistle Junction restaurants and the one new Holiday House restaurant as compared to the existing restaurants in the same segment. The increase in revenues was the result of six new restaurants.  These new restaurants contributed approximately 4.3 million in sales.

(4) The increase in sales from the four new restaurants contributed approximately $500,000 in sales and the Pecos Diamond Steakhouse contributed approximately $650,000 more than last year when Pecos opened during the quarter. The decrease in income before income taxes was primarily due to the $234,000 gain on selling the restaurant facility in Laramie, Wyoming in the prior year.

Total revenues increased $5,950,000 or 18.4% from $32.4 million in the 28 weeks ended August 14, 2006 to $38.3 million in the 28 weeks ended August 13, 2007. The increase in revenues was primarily attributable to 14 new store openings resulting in sales of approximately $6.6 million partially offset by declines in comparable same store sales primarily in the HomeTown Buffet division and the closure of one JJ North’s Country Buffet, one BuddyFreddys Country Buffet and one Hometown Buffet restaurant.

Food costs as a percentage of total revenues increased from 33.9% during the 12-week period ended August 14, 2006 to 36.2% during the 12 weeks ended August 13, 2007, and from 34.7% during the 28-week period ended August 14, 2006 to 35.7% during the 28 weeks ended August 13, 2007. The increase for the 12 and 28 weeks as a percentage of total revenues was primarily attributable to the higher protein and grain prices in the current year.

Labor costs as a percentage of total revenues increased from 33.2% during the 12-week period ended August 14, 2006 to 34.7% during the 12-week period ended August 13, 2007 and actual costs increased by $1,140,000. Labor costs as a percentage of total revenues increased from 32.6% during the 28-week period ended August 14, 2006 to 34.1% during the 28-week period ended August 13, 2007 and actual labor costs increased by $2,545,000. The increase in labor cost and as a percentage of revenue resulted primarily from higher starting wages in certain markets in fiscal 2008 as compared to the fiscal year 2007 and higher minimum wages in certain states in the current year.

Occupancy and other expenses as a percentage of total revenues increased from 21.5% during the 12-week period ended August 14, 2006 to 22.2% during the 12-week period ended August 13, 2007 while actual costs increased by $698,000. Occupancy and other expenses as a percentage of total revenues increased from 21.0% during the 28-week period ended August 14, 2006 to 21.4% during the 28-week period ended August 13, 2007 and actual costs increased by $1,393,000.  The increase as a percentage of total revenues for both the 12 and 28-week periods was primarily attributable to an increase in utilities as a percentage of revenue in the current year compared to the prior year.

General and administrative costs as a percentage of revenues decreased from 3.7% during the 12-week period ended August 14, 2006 to 3.1% during the 12-week period ended August 13, 2007 and actual costs increased by $4,000. General and administrative costs as a percentage of revenues decreased from 4.1% during the 28-week period ended August 14, 2006 to 3.5% during the 28-week period ended August 13, 2007 and actual costs increased by $21,000. The decrease as a percentage of sales for the 12-week and 28-week periods ended August 13, 2007 was primarily attributable to higher sales from 14 new stores as compared to the same period of the prior year with no significant increase in administrative costs or personnel.

Depreciation and amortization as a percentage of total revenues decreased from 3.5% during the 12-week period ended August 14, 2006 to 3.0% during the 12-week period ended August 13, 2007. Depreciation and amortization as a percentage of total revenues decreased from 4.1% during the 28-week period ended August 14, 2006 to 3.5% during the 28-week period ended August 13, 2007. The decrease is primarily attributable to certain equipment being fully depreciated for the 12-week and 28-week periods ended August 13, 2007 and lower depreciation per revenue for the new stores compared to the existing stores.

Interest expense as a percentage of total revenues increased from 1.1% during the 12-week period ended August 14, 2006 to 1.2% during the 12-week period ended August 13, 2007, and from 1.0% during the 28-week period ended August 14, 2006 to 1.1% during the 28-week period ended August 13, 2007. The increase as a percentage of total revenues was primarily attributable to higher debt balances and higher interest rates for both the 12 and 28 week periods ended August 13, 2007 as compared to the same periods of the prior year.

Interest income decreased from $9,000 for the 12-week period ended August 14, 2006 to $4,000 for the 12-week period ended August 13, 2007. Interest income decreased from $66,000 for the 28-week period ended August 14, 2006 to $15,000 for the 28-week period ended August 13, 2007. The interest income was generated by the Company’s cash and outstanding notes receivable balances. The decrease in interest income for the current year 28 week period is primarily attributable to Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, paying $43,700 in interest in the first quarter of fiscal 2007 on certain loans used solely for the purchase of the Company’s outstanding common stock on the open market issued prior to the enactment of the Sarbanes-Oxley Act of 2002, which had accrued over the life of the loans but was not recognized by the Company until paid.

Other income is rental income from the Company’s leased properties and certain management contracts. Rental income was $58,000 and $157,000 for four properties leased for the entire 12 and 28-week periods ended August 13, 2007, respectively. Rental income was $55,000 and $146,000 for four properties leased for the entire 12 and 28-week periods ended August 14, 2006, respectively. Other income from management contracts was $0 and $3,000 for the 12 and 28-week periods ended August 13, 2007.  Other income from management contracts was $6,000 and $20,000 for the 12 and 28-week periods ended August 14, 2006.

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

As of August 13, 2007, the Company had $941,000 in cash.  Cash and cash equivalents increased by $523,000 during the 28 weeks ended August 13, 2007. The net working capital deficit was $(6,637,000) and $(4,913,000) at August 13, 2007 and January 29, 2007, respectively. The net working capital deficit increased from the prior year primarily because each restaurant operates with a negative working capital balance and there were 12 more restaurants operating on August 13, 2007 as compared to the same quarter ending August 14, 2006 in the prior year. Total cash provided by operations for the 28 weeks ended August 13, 2007 was approximately $1,971,000 as compared to approximately $2,022,000 in the 28 weeks ended August 14, 2006.  The Company spent approximately $3,896,000 on capital expenditures in the first two quarters of fiscal 2008 including approximately $1,400,000 to purchase the equipment, building and land in the Western Sizzlin Restaurant in Magee, Mississippi.  The acquisition of the Western Sizzlin restaurant was partially financed by a loan from the seller of approximately $900,000, secured by the acquired assets. The Company spent approximately $750,000 to purchase the equipment, building and land in the Bar H Steakhouse in Dalhart, Texas.  The acquisition of the Bar H restaurant was partially financed by a bank loan of approximately $500,000, secured by the acquired assets. The Company spent approximately $650,000 to purchase the equipment, building and land in the Western Sizzlin Restaurant in Magnolia, Arkansas.  The acquisition of the Western Sizzlin restaurant was partially financed by a bank loan of approximately $520,000 secured by the acquired assets.  In addition the Western Sizzlin in Magnolia had a three year loan from the seller of approximately $75,000.

The Company has a $3,000,000 revolving line of credit with M&I Marshall & Ilsley Bank (the “revolving line of credit”) which provides working capital for the Company. The revolving line of credit bears interest at LIBOR plus two percent per annum and is renewable subject to credit review on an annual basis. The revolving line of credit contains covenants which require the Company to maintain certain financial ratios and other covenants that restrict the annual payment for capital expenditures and dividends. As of August 13, 2007, the Company is in compliance with these covenants.

On May 29, 2007, the Company acquired the Bar H Steakhouse in Dalhart, Texas and entered into a $500,000 five year real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments beginning July 1, 2007 of $5,903 per month with a balloon payment of $301,345 due on June 1, 2012.  The mortgage is secured by the acquired Bar H Steakhouse restaurant.

On June 15, 2007, the Company renewed the Revolving Line of Credit to June 15, 2008.  The revolving line of credit balance was $2,280,000 on August 13, 2007 and $2,528,000 on September 13, 2007.  As of September 13, 2007, $472,000 was available on the revolving line of credit.  In addition, the revolving line of credit permits the Company to pay up to $2,700,000 in annual dividends and was amended to allow the

Company to spend up to $4,500,000 in fiscal 2008 and in subsequent years on capital expenditures. The revolving line of credit also permits the Company to repurchase up to 250,000 shares of common stock, although as of September 13, 2007, no shares had been repurchased.

On June 19, 2007, the Company acquired the Western Sizzlin in Magnolia, Arkansas and entered into a $520,000 five year real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments of $4,676 beginning July 19, 2007 with a balloon payment of $407,313 due on June 19, 2012.  The mortgage is secured by the acquired Western Sizzlin restaurant.  In addition the Western Sizzlin in Magnolia had a three year loan from the seller of approximately $75,000.

In the 28-week period ended August 13, 2007, the Company borrowed approximately $1,320,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan is subordinated to the obligation to M&I Marshall & Ilsley Bank and bears interest at 8.5%. The Company expensed and paid $25,936 for interest on this loan during the 28-week period ending August 13, 2007. The principal balance and any unpaid interest is due and payable in full on June 5, 2012.  The Company used the funds to acquire restaurants and provide working capital.

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

It is possible that changes in the Company’s operating results, available loan capacity from the existing credit facility, acceleration of the Company’s capital expenditure plans, potential acquisitions or other events may cause the Company to seek additional financing. Additional financing may be raised through public or private equity and/or debt financing or from other sources.  Additionally, the Company’s revolving line of credit expires on June 15, 2008. Although it is unlikely at this time, there can be no assurance that required financings at favorable interest rates will be available on acceptable terms or at all.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 29, 2007, included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$7,064	$415	$3,858	$2,216	$575
Operating leases	10,072	2,505	3,259	1,703	2,605
Capital leases	1,823	315	628	578	302
Purchase commitments	—	—	—	—	—

Total contractual cash obligations	$18,959	$3,235	$7,745	$4,497	$3,482

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $3.0 million Revolving Line of Credit, of which $2,280,000 was outstanding as of August 13, 2007 and $2,528,000 on September 13, 2007. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 7.3% in fiscal 2008). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

There has been no change in our internal control over financial reporting during the quarter ended August 13, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject to complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition to the foregoing, the Company has ongoing litigation with North’s Restaurants, Inc. as described in more detail in Note J to the condensed consolidated financial statements included herein.

Item 1A. Risk Factors

Risk factors associated with the business and operations of the Company are included in the Company’s report on Form 10-K for the year ended January 29, 2007 and other filings with the Securities and Exchange Commission and should be reviewed by the reader.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on June 25, 2007.  Of the 3,170,675 shares of the Company’s common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 3,039,417 common shares, representing 95.86% of the total number of shares entitled to vote at the meeting.  This percentage represents a quorum.  The following matters were voted upon at the stockholders’ meeting:

1.             Each of the six nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2008 or until their successors are elected and qualified:

Name	Number of Votes Cast
	For	Authority Withheld
Robert E. Wheaton	3,024,457	14,960
Thomas G. Schadt	3,018,060	21,357
Phillip “Buddy” Johnson	3,026,557	12,860
Craig B. Wheaton	3,026,507	12,910
B. Thomas M. Smith, Jr.	3,026,357	13,060
Todd S. Brown	3,025,893	13,524

2.             The ratification of the selection of Mayer Hoffman McCann P.C. as independent public accountants of the Company for the current fiscal year was approved by the following vote:

Votes Cast	Number of Shares

For	3,036,737

Against	500

Abstain	2,180

Broker Non-Votes	131,258

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Loan Agreement with Robert E. Wheaton and Suzanne H. Wheaton dated June 15, 2007
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated September 20, 2007.

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

STAR BUFFET, INC. AND SUBSIDIARIES

September 21, 2007	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

September 21, 2007	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer