Form 10-Q
period 2007-11-05
STAR BUFFET INC
filed 2007-12-14
CIK 1043156

g

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark  One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 5, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 6, 2007, there were 3,170,675 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	November 5, 2007	January 29, 2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$497,000	$418,000
Current portion of notes receivable	—	58,000
Receivables	531,000	435,000
Income tax receivables	428,000	—
Inventories	668,000	548,000
Deferred income taxes	329,000	310,000
Prepaid expenses	365,000	320,000

Total current assets	2,818,000	2,089,000

Property, buildings and equipment:
Property, buildings and equipment, net	21,379,000	17,479,000
Property and equipment under capitalized leases, net	648,000	751,000
Property and equipment leased to third parties, net	3,151,000	4,291,000
Property, buildings and equipment held for future use	2,574,000	1,892,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	28,683,000	25,344,000

Other assets:
Notes receivable, net of current portion	704,000	1,873,000
Deposits and other	245,000	245,000

Total other assets	949,000	2,118,000

Deferred income taxes, net	2,084,000	2,097,000

Intangible assets:
Goodwill	1,677,000	1,677,000
Other intangible assets, net	774,000	843,000

Total intangible assets	2,451,000	2,520,000

Total assets	$36,985,000	$34,168,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	November 5, 2007	January 29, 2007
	(Unaudited)
Current liabilities:

Accounts payable-trade	$3,156,000	$2,656,000
Checks written in excess of cash in bank	475,000	—
Payroll and related taxes	1,426,000	1,281,000
Sales and property taxes	1,338,000	901,000
Rent, licenses and other	678,000	608,000
Income taxes payable	160,000	628,000
Revolving line of credit	1,800,000	336,000
Current maturities of obligations under long-term debt	427,000	434,000
Current maturities of obligations under capital leases	179,000	158,000

Total current liabilities	9,639,000	7,002,000

Deferred rent payable	1,261,000	1,294,000
Other long-term liabilities	493,000	—
Note payable to officer	1,362,000	—
Capitalized lease obligations, net of current maturities	1,097,000	1,239,000
Long-term debt, net of current maturities	6,399,000	5,455,000

Total liabilities	20,251,000	14,990,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,170,675 and 3,170,675 shares	3,000	3,000
Additional paid-in capital	17,491,000	17,491,000
Retained earnings	(760,000)	1,684,000

Total stockholders’ equity	16,734,000	19,178,000

Total liabilities and stockholders’ equity	36,985,000	34,168,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 5,	November 6,	November 5,	November 6,
	2007	2006	2007	2006
Total revenues	$15,087,000	$12,185,000	$53,432,000	$44,580,000

Costs and expenses
Food costs	5,771,000	4,450,000	19,450,000	15,687,000
Labor costs	5,441,000	4,238,000	18,533,000	14,785,000
Occupancy and other expenses	3,695,000	2,856,000	11,885,000	9,653,000
General and administrative expenses	1,156,000	553,000	2,509,000	1,885,000
Depreciation and amortization	507,000	489,000	1,611,000	1,612,000

Total costs and expenses	16,570,000	12,586,000	53,988,000	43,622,000

(Loss) income from operations	(1,483,000)	(401,000)	(556,000)	958,000

Interest expense	(227,000)	(141,000)	(645,000)	(467,000)
Interest income	4,000	9,000	20,000	75,000
Other income	28,000	64,000	188,000	229,000
Gain (loss) on sale of assets	31,000	(5,000)	31,000	230,000

(Loss) income before income taxes	(1,647,000)	(474,000)	(962,000)	1,025,000

Income taxes (benefit)	(636,000)	(219,000)	(419,000)	298,000

Net (loss) income	$(1,011,000)	$(543,000)	$(543,000)	$727,000

Net (loss) income per common share — basic	$(0.32)	$(0.08)	$(0.17)	$0.23
Net (loss) income per common share — diluted	$(0.32)	$(0.08)	$(0.17)	$0.23

Weighted average shares outstanding — basic	3,170,675	3,170,675	3,170,675	3,139,864
Weighted average shares outstanding — diluted	3,170,675	3,170,675	3,170,675	3,159,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Forty Weeks Ended
	November 5, 2007	November 6, 2006
Cash flows from operating activities:
Net (loss) income	$(543,000)	$727,000
Adjustments to reconcile net (loss)income to net cash provided by operating activities:
Depreciation	1,529,000	1,533,000
Amortization of franchise and licenses	64,000	62,000
Amortization of loan cost	18,000	17,000
Gain on sale of assets	(31,000)	(230,000)
Deferred income taxes	(6,000)	123,000
Change in operating assets and liabilities:
Receivables	(151,000)	(130,000)
Income tax receivables	(428,000)	—
Inventories	(120,000)	(36,000)
Prepaid expenses	(45,000)	(240,000)
Deposits and other	—	1,000
Deferred rent payable	(33,000)	(18,000)
Accounts payable-trade	500,000	150,000
Income taxes payable	(468,000)	(402,000)
Other accrued liabilities	1,145,000	433,000
Total adjustments	1,974,000	1,395,000
Net cash provided by operating activities	1,431,000	2,122,000

Cash flows from investing activities:
Purchase of license and trademarks	(10,000)	—
Proceeds from sale of assets	746,000	171,000
Interest income	(1,000)	(2,000)
Receipts from payments on notes receivable	20,000	1,323,000
Issuance of note receivable	—	(100,000)
Acquisition of property, buildings and equipment	(4,310,000)	(2,201,000)
Net cash used in investing activities	(3,555,000)	(809,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	475,000	—
Proceeds from stock options exercised	—	872,000
Proceeds received from officer’s note payable	1,362,000	—
Payments on long term debt	(1,051,000)	(482,000)
Proceeds from issuance of long-term debt	1,988,000	564,000
Proceeds on line of credit, net	1,464,000	679,000
Capitalized loan costs	(12,000)	(11,000)
Principal payment on capitalized lease obligations	(121,000)	(110,000)
Dividends paid	(1,902,000)	(2,695,000)
Net cash provided (used) in financing activities	2,203,000	(1,183,000)

Net increase in cash and cash equivalents	79,000	130,000

Cash and cash equivalents at beginning of period	418,000	491,000

Cash and cash equivalents at end of period	$497,000	$621,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Forty Weeks Ended
	November 5, 2007	November 6, 2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$416,000	$455,000
Income taxes	$483,000	$468,000

Non cash investing and financing activities:
Exchange of notes receivable for equipment and leaseholds	$1,207,000	$1,285,000
Transfer of debt as a part of the sale of assets	$—	$616,000
Exchange of other receivable for equipment and leaseholds	$55,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”) and Star Buffet Management, Inc. (“SBMI”) (collectively the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2007.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein.  Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods.  Certain reclassifications have been made to the fiscal 2007 consolidated financial statements to conform to the fiscal 2008 presentation including the reclassification of $1,595,000 of depreciation and amortization in the Condensed Consolidated Statement of Cash Flows for the quarter ending November 5, 2007 as depreciation of $1,533,000 and amortization of franchise and licenses of $62,000.  This was the only reclassification and it did not affect equity or income.  The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company’s operations.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The following is a summary of the Company’s restaurant properties as of November 5, 2007. The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurants Division. The Company’s reportable segments are based on brand similarities. The HomeTown Buffet segment includes the Company’s 13 franchised HomeTown Buffet restaurants. The HomeTown Buffet in Sandy, Utah was closed on August 5, 2007 and the HomeTown Buffet in Littleton, Colorado was closed on October 7, 2007; the leasehold improvements had been previously impaired.  The North’s Star segment includes three Western Sizzlin restaurants, three JJ North’s Country Buffet restaurants, one Oklahoma Steakhouse restaurant and one North’s Star Buffet restaurant, of which one JJ North’s Country Buffet and one North’s Star Buffet are non-operating units. The Company obtained the JJ North’s in Grants Pass, Oregon on September 22, 2007.  The Oklahoma Steakhouse in Weatherford, Oklahoma is a leased property that opened on June 4, 2007 and the Company purchased the equipment, building and land of the Western Sizzlin in Magnolia, Arkansas on June 19, 2007.   The Florida Buffets Division includes five Whistle Junction restaurants, two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants and three Holiday House restaurants. The Florida Buffet Division also includes four non-operating units. The Company closed one Whistle Junction restaurant that it managed on June 12, 2007 without incurring any costs.  The Company did not own any assets related to this restaurant.  The Summit Restaurants Division included the Company’s eight JB’s Restaurants of which one was a non-operating JB’s Restaurant until its sale by the Company on September 28, 2007.  The Company opened a JB’s restaurant in Rexburg, Idaho on June 1, 2007.  The Summit Restaurants Division also includes four K-BOB’S Steakhouse restaurants, one Pecos Diamond Steakhouse and one Casa Bonita restaurant.  The K-BOB’S Steakhouse restaurants in Beeville, Texas and Tucumcari, New Mexico were closed for repositioning in October 2007.  In the second quarter of fiscal 2008 the Summit Restaurant Division acquired the equipment, building and land of the Bar H Steakhouse in Dalhart, Texas on May 29, 2007 and leased the 4B’s restaurants in Miles City and Great Falls, Montana on July 31, 2007.  On October 16, 2007 the Company leased another 4B’s restaurant in Havre, Montana.

As of November 5, 2007 the following table shows the owned and leased properties by segment.

	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Owned	3	3	5	6	17
Leased	10	5	11	11	37
Total	13	8	16	17	54

As of November 5, 2007, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arkansas	—	1	—	—	1
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	16	—	16
Georgia	—	1	—	—	1
Idaho	—	1	—	1	2
Mississippi	—	1	—	—	1
Montana	—	—	—	4	4
New Mexico	2	—	—	2	4
Oklahoma	—	1	—	—	1
Oregon	—	1	—	—	1
Texas	—	—	—	4	4
Utah	1	—	—	4	5
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	13	8	16	17	54

As of November 5, 2007, the Company’s non-operating restaurants are located in the following states:

Number of
Non-Operating Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Colorado	1	—	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
New Mexico	—	—	—	1	1
Texas	—	—	—	1	1
Total	1	2	4	2	9

As of November 6, 2006, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	8	1	—	1	10
Colorado	1	—	—	1	2
Florida	—	—	10	—	10
Georgia	—	1	—	—	1
Idaho	—	1	—	—	1
Montana	—	—	—	2	2
New Mexico	2	—	—	2	4
Texas	—	—	—	3	3
Utah	2	—	—	4	6
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	14	4	10	13	41

As of November 6, 2006, the Company’s non-operating restaurants were located in the following states:

Number of

Non-Operating Restaurants

State	HomeTown Buffet	North’s Star	Florida Buffets	Summit Restaurants	Total
Arizona	—	1	—	—	1
Florida	—	—	4	—	4
Idaho	—	1	—	—	1
Utah	—	—	—	1	1
Total	—	2	4	1	7

The operating results for the 40-week period ended November 5, 2007 included the operating restaurants shown in the tables above and the lease income and fixed charges for the six restaurants closed during the entire quarter.  In addition to the six restaurants closed for the entire quarter, the operations also include the revenue, operational expenses and fixed charges for three restaurants closed during the quarter.  One restaurant that had been leased to a third party was sold during the quarter. Two non-operating stores continue to be closed at the end of the third quarter of fiscal 2008 for repositioning in addition to the three closed during the quarter and one non-operating restaurant is for sale and is recorded as property held for sale. The three remaining closed restaurants have been leased to third parties.  The operating results for the 40-week period ended November 6, 2006 included operations shown in the tables above and the lease income and fixed charges for the seven restaurants closed during the entire quarter.

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

In the 40-week period ended November 5, 2007, the Company borrowed approximately $1,362,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan dated June 15, 2007 is subordinated to the obligation to M&I Marshall & Ilsley Bank and bears interest at 8.5%. The Company expensed and paid $25,763 and $51,159 for interest during the 12 and 40-week periods ending November 5, 2007, respectively. The principal balance and any unpaid interest is due and payable in full on June 5, 2012.

Note (C) Segment and Related Reporting

The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurants Division. The Company’s reportable segments are aggregated based on brand similarities of operating segments.

The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The Company evaluates the performance of its operating segments based on the results of operations before income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The table includes operating restaurants, closed restaurants, restaurants leased to third parties and assets held for sale. The other assets presented in the condensed consolidated balance sheets and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain corporate overhead income and expenses in the condensed consolidated statements of operations are not included in the reportable segments.

(Dollars in Thousands)

40 Weeks Ended November 5, 2007	HomeTown Buffet	North’s Star	Florida Buffet	Summit Restaurants	Other	Total
Revenues	$19,179	$3,963	$13,909	$16,381	$—	$53,432
Interest income	—	—	—	—	20	20
Interest expense	(116)	—	—	—	(529)	(645)
Depreciation & amortization	736	108	271	442	54	1,611
Income (loss) before income taxes	(458)	(214)	(328)	2,312	(2,274)	(962)
Total assets	10,883	5,264	8,044	9,591	3,203	36,985

40 Weeks Ended November 6, 2006	HomeTown Buffet	North’s Star	Florida Buffet	Summit Restaurants	Other	Total
Revenues	$21,114	$1,720	$7,957	$13,789	$—	$44,580
Interest income	—	—	—	—	75	75
Interest expense	(129)	—	—	—	(338)	(467)
Depreciation & amortization	773	66	335	388	50	1,612
Income (loss) before income taxes	195	(312)	302	2,357	(1,517)	1,025
Total assets	11,528	2,925	7,680	8,660	3,254	34,047

Summarized financial information concerning the Company’s closed restaurants, restaurants leased to third parties and assets held for sale is shown in the following table in our reportable segment format.

(Dollars in Thousands)

40 Weeks Ended November 5, 2007	HomeTown Buffet	North’s Star	Florida Buffet	Summit Restaurants	Other	Total
Revenues	$792	$0	$386	$945	$—	$2,123
Interest income	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—
Depreciation & amortization	17	25	103	83	—	228
Income (loss) before income taxes	(795)	(105)	(32)	(32)	—	(964)
Total assets	133	107	4,930	742	—	5,912

40 Weeks Ended November 6, 2006	HomeTown Buffet	North’s Star	Florida Buffet	Summit Restaurants	Other	Total
Revenues	$—	$523	$371	$—	$—	$894
Interest income	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—
Depreciation & amortization	—	5	143	18	—	166
Income (loss) before income taxes	—	(220)	(140)	249	—	(111)
Total assets	70	114	5,080	824	—	6,088

Note (D) Net Income per Common Share

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

12 Weeks Ended November 5, 2007	Net (Loss)	Shares	Per Share Amount
Weighted average common shares outstanding — basic	$(1,011,000)	3,170,675	$(0.32)
Dilutive stock options	—	—	—
Weighted average common shares outstanding — diluted	$(1,011,000)	3,170,675	$(0.32)

12 Weeks Ended November 6, 2006
Weighted average common shares outstanding — basic	$(255,000)	3,170,675	$(0.08)
Dilutive stock options	—	—	—
Weighted average common shares outstanding — diluted	$(255,000)	3,170,675	$(0.08)

40 Weeks Ended November 5, 2007	Net (Loss) Income	Shares	Per Share Amount
Weighted average common shares outstanding — basic	$(543,000)	3,170,675	$(0.17)
Dilutive stock options	—	—	—
Weighted average common shares outstanding — diluted	$(543,000)	3,170,675	$(0.17)

40 Weeks Ended November 6, 2006
Weighted average common shares outstanding — basic	$727,000	3,139,864	$0.23
Dilutive stock options	—	19,170	—
Weighted average common shares outstanding — diluted	$727,000	3,159,034	$0.23

Average shares used in the 12 weeks ended November 5, 2007 and November 6, 2006 diluted earnings per share computations exclude stock options to purchase 40,000 and 528,000 shares of common stock, respectively, because these options are antidilutive due to the Company’s net loss for the periods. Average shares used in the 40 weeks ended November 5, 2007 diluted earnings per share computations exclude stock options to purchase 40,000 shares of common stock because these options are antidilutive due to the Company’s net loss for the period. Average shares used in the 40 weeks ended November 6, 2006 diluted earnings per share computations exclude stock options to purchase 488,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2005. There were not any goodwill impairment losses for the 40-week periods ended November 5, 2007 and November 6, 2006.  There were no triggering events during the 40-week period ending November 5, 2007 and there was no goodwill associated with the closed stores.

Note (F) Inventories

Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (G) Accounting for Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determines that an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  There was no impairment associated with the closing of three stores during the twelve weeks ended November 5, 2007.

Note (H) Properties, Buildings and Equipment

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases held for future use, leased to third parties and held for sale, are as follows:

	November 5, 2007	January 29, 2007
Property, buildings and equipment:
Furniture, fixtures and equipment	$14,326,000	$13,372,000
Land	4,185,000	3,410,000
Buildings and leasehold improvements	22,778,000	21,501,000
	41,289,000	38,283,000
Less accumulated depreciation	(19,910,000)	(20,804,000)
	$21,379,000	$17,479,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$3,193,000	$3,193,000
Less accumulated amortization	(2,545,000)	(2,442,000)
	$648,000	$751,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with nine and seven non-operating units as of November 5, 2007 and January 29, 2007, respectively. As of November 5, 2007 three of the nine units are leased to third-party operators, five units are closed for remodeling and repositioning and one unit is included in property held for sale.  The components are as follows:

	November 5, 2007	January 29, 2007
Property and equipment leased to third parties:
Equipment	$975,000	$1,111,000
Land	1,266,000	1,594,000
Buildings and leaseholds	2,631,000	3,752,000
	4,872,000	6,457,000

Less accumulated depreciation	(1,721,000)	(2,166,000)
	$3,151,000	$4,291,000

	November 5, 2007	January 29, 2007
Property, buildings and equipment held for future use:
Equipment	$8,033,000	$6,398,000
Land	518,000	517,000
Buildings and leaseholds	2,066,000	852,000
	10,617,000	7,767,000

Less accumulated depreciation	(8,043,000)	(5,875,000)
	$2,574,000	$1,892,000

	November 5, 2007	January 29, 2007
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company did not record an impairment expense in the first, second or third quarters of fiscal 2008 or fiscal 2007.  Impairment expense is determined in accordance with Note (G) Accounting for Long-Lived Assets.  The depreciation expense for the forty weeks ended November 5, 2007 and November 6, 2006 was $1,529,000 and $1,533,000, respectively.

Note (I) Stock-Based Compensation

In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”), which authorizes the grant of options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for the grant of  “incentive stock options,” within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. A special committee designated by the board has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, terms of options granted and the number of shares which will be subject to options granted under the 1997 Plan.

On January 31, 2006 we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS 123(R)).  SFAS 123(R) requires the recognition of compensation costs relating to share based payment transactions in the financial statements.  We have elected the modified prospective application method of reporting.  Prior to the adoption of SFAS 123(R) we elected to account for stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized when the intrinsic value is zero or less at the time of the grant and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.  Our stock-based compensation plans are summarized in the table below:

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration
1997 Stock Incentive Plan	750,000	490,000	February 2015

Stock options issued under the terms of the plan have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.

The stock option transactions and the options outstanding are summarized as follows:

	40 Weeks Ended
	November 5, 2007		November 6, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	528,000	$11.56	696,000	$8.90
Granted	—	—	—	—
Exercised	—	$—	168,000	$5.22
Forfeited	488,000	$12.00	—	—
Outstanding at end of period	40,000	$6.20	528,000	$11.56
Exercisable at end of period	40,000	$6.20	528,000	$11.56
Weighted average fair value of options granted during the period	$ N/A		$ N/A

The following summarizes information about stock options outstanding at November 5, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	12,000	2.0	$5.00	12,000	$5.00
$ 6.70	28,000	7.3	$6.70	28,000	$6.70
	40,000			40,000

The Company did not issue any stock options in fiscal year 2007.  The Company has not granted any stock options in fiscal 2008 as of December 6, 2007.

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

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s and when North’s defaulted the Company sued for enforcement. In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord. The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The

Company believes current and future cash flows including asset sales are adequate for recovery of the remaining principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of November 5, 2007.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, the Company agreed to lend K-BOB’S up to $1.5 million on a long-term basis. In exchange, K-BOB’S granted the Company an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas.  On January 30, 2006, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants. In connection with the purchase, the Company entered into license agreements which require the payment of certain fees to K-BOB’S based on the restaurant gross sales.

On April 21, 2006, the Company announced in a press release that it had entered into a strategic alliance with Western Sizzlin Corporation. In connection with the strategic alliance, the Company acquired three Western Sizzlin franchised restaurants and entered into license agreements with Western Sizzlin Corporation for each. The license agreements require the payment of certain fees to Western Sizzlin Corporation based on the restaurant gross sales.

On April 22, 2007 the principal of Holiday House Corporation (“HHC”) notified the Company that he planned to turn control of the business and associated assets over to the Company to lower HHC’s debt balance to the Company.  The business was one Holiday House restaurant in Orlando, Florida.  On April 23, 2007 the Company began operating the business.  The Company hired HHC’s employees, notified HHC’s creditors of its intent to operate the business and negotiated a facility lease with HHC’s previous landlord.

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

Note (K) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips resulting in a lower effective tax rate of approximately (43.6)% and 29.1% for the 40-week periods ended November 5, 2007 and November 6, 2006, respectively.  The Company has deferred income taxes of $2,413,000 and $2,407,000 on November 5, 2007 and January 29, 2007, respectively.  The deferred tax asset is primarily the timing difference on deferred rent, fixed asset and capital leases.

Note (L) Insurance Programs

The Company has commercial insurance for general liability claims subject to a $2 million per claim deductible. Self-insurance accruals include estimates based on historical information and expected future developments. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals. The Company had general liability insurance reserves of $59,000 and $49,000 for the 40-week periods ended November 5, 2007 and November 6, 2006, respectively.

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

Overview

Consolidated results for the 12-week period ended November 5, 2007 declined $756,000 to a loss of $1,011,000 or $(0.32) per share on a diluted basis as compared with net loss of $255,000 for the comparable prior year period.  Consolidated results for the 40-week period ended November 5, 2007 decreased $1,270,000 to a loss of $543,000 or $(0.17) per share on a diluted basis as compared with consolidated net income of $727,000 for the comparable prior year period. The decrease in consolidated net income for the 12 weeks ended November 5, 2007 is primarily due to an increase in general and administrative expenses of $603,000, an increase interest expense of $86,000 and an increase in food, labor cost and occupancy and other expenses primarily in the HomeTown Buffet restaurants and Whistle Junction restaurants as a percentage of sales compared to same period in the prior year.  Food cost increased this year primarily due to increases in protein and grain prices, payroll increased this year due to increases in minimum wages and the increase in occupancy and expenses was primarily due to higher utility costs.  Total revenues increased $2,902,000 or 23.8% from $12.2 million in the 12 weeks ended November 6, 2006 to $15.1 million in the 12 weeks ended November 5, 2007. The increase in revenues was primarily attributable to 16 new store openings, resulting in sales of approximately $3.5 million, partially offset by declines of approximately $600,000 primarily due to general economic conditions and increased competition in certain areas in comparable same store sales primarily in the HomeTown Buffet division and the closure of one JJ North’s Country Buffet, two K-BOB’S Steakhouse restaurants and two HomeTown Buffet restaurants.

The decrease in consolidated net income for the 40 week period ended November 5, 2007 is primarily due to an increase in interest expense of $178,000, an increase in general administrative expenses of $624,000, a decrease in interest income of $55,000, a gain on sale of assets of $230,000 in the prior year compared to $31,000 in the current year and increases in food and labor costs as a percentage of sales as compared to the prior year. Food cost increased this year primarily due to increases in protein and grain prices and payroll increased this year due to increases in minimum wages. Total revenues increased $8,852,000 or 19.9% from $44.6 million in the 40 weeks ended November 6, 2006 to $53.4 million in the 40 weeks ended November 5, 2007. The increase in revenues was primarily attributable to 17 new store openings, resulting in sales increases of approximately $10.7 million, partially offset by declines of approximately $1.9 million primarily due to general economic conditions and increased competition in certain areas in comparable same store sales primarily in the HomeTown Buffet division and the closure of one JJ North’s Country Buffet, one BuddyFreddys Country Buffet, two HomeTown Buffet restaurants and two K-BOB’S Steakhouse restaurants.  The decrease in revenues in comparable same store sales was primarily in the HomeTown Buffet division. The Company believes the decline in same store sales is a result of weaker economic conditions and due to new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Recent Developments

The Company acquired the land, building and equipment of the Western Sizzlin restaurant in Magee, Mississippi on January 30, 2007 for $1,400,000.  Further, the Company opened a Whistle Junction restaurant on February 20, 2007 in Orlando, Florida and a leased Holiday House restaurant also in Orlando on April 23, 2007.  During the second quarter, the Company acquired the land, building and equipment of a Bar H Steakhouse restaurant in Dalhart, Texas on May 29, 2007 and  a Western Sizzlin restaurant in Magnolia, Arkansas on June 19, 2007.  In addition, the Company opened a JB’ s Family Restaurant in Rexburg, Idaho on June 1, 2007 in restaurant building that had been previously leased to a third party, a leased Oklahoma Steakhouse in Weatherford, Oklahoma on June 4, 2007 and two leased 4B’s restaurants in Miles City and Great Fall, Montana on July 31, 2007.  The Company closed one Whistle Junction restaurant in Orlando, Florida on June 12, 2007 incurring no costs on the closing and one leased Hometown Buffet restaurant on August 5, 2007.  In the third quarter, the Company obtained a leased JJ North’s restaurant in Grants Pass, Oregon on September 22, 2007 from a court approved asset transfer from a creditor and a leased 4B’s restaurant in Havre, Montana on October 16, 2007.  The Company closed three restaurants in the third quarter of fiscal 2008 for repositioning, the HomeTown Buffet in Littleton, Colorado on October 7, 2007, the K-BOB’S Steakhouse in Beeville, Texas on October 8, 2007 and the K-BOB’S Steakhouse in Tucumcari, New Mexico on October 28, 2007. The Company does not believe there is any impairment associated with the three closures. Management intends to reposition the three closed stores.

The following states in which the Company does business have had and will have minimum wages increases of $0.70 per hour on July 24, 2007 , 2008, and 2009 as a result of the minimum wage bill passed by Congress and signed by President Bush on May 24, 2007; Georgia, Idaho, Mississippi, New Mexico, Oklahoma, Texas, Utah and Wyoming.  In addition, the following states have passed minimum wages increases from $0.10 to $0.65 per hour effective January 1, 2008; Arizona, Colorado, Florida, Montana, New Mexico, Oregon and Washington.

On December 5, 2007 the Company announced that it had reached agreement, subject to certain conditions including bankruptcy court and selected creditor approvals, to purchase the operating assets of 21 Barnhill’s buffet restaurants located in the states of Alabama, Arkansas, Florida, Louisiana, Mississippi and Tennessee. The Company plans to acquire the restaurants in conjunction with Barnhill’s Buffet, Inc.’s plans to restructure operations.  Barnhill’s filed a petition for voluntary Chapter 11 reorganization with the U.S. Bankruptcy Court of the Middle District of Tennessee on December 3, 2007.  A closing date for this transaction has not been determined. The Company expects to obtain adequate financing to complete the transaction. The Barnhill’s restaurants will compliment our existing presence in the southeastern marketplace.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 5, 2007 and November 6, 2006.

	Twelve Weeks Ended		Forty Weeks Ended
	November 5,	November 6,	November 5,	November 6,
	2007	2006	2007	2006
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	38.2	36.5	36.4	35.2
Labor costs	36.0	34.8	34.7	33.2
Occupancy and other expenses	24.5	23.4	22.2	21.6
General and administrative expenses	7.7	4.5	4.7	4.2
Depreciation and amortization	3.4	4.0	3.0	3.6
Total costs and expenses	109.8	103.3	101.0	97.8

Income from operations	(9.8)	(3.3)	(1.0)	2.2

Interest expense	(1.5)	(1.2)	(1.2)	(1.0)
Interest income	0.0	0.1	0.0	0.2
Other income	0.2	0.5	0.3	0.5
Gain on sale of assets	0.2	(0.0)	0.1	0.5
Income (loss) before income taxes	(10.9)	(3.9)	(1.8)	2.3

Income taxes (benefit)	(4.2)	(1.4)	(0.8)	0.8

Net income	(6.7)%	(2.5)%	(1.0)%	1.5%

Effective income tax rate	(38.6)%	(46.2)%	(43.6)%	29.1%

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

(Dollars in Thousands)

40 Weeks Ended November 5, 2007	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
Revenues	$19,179	$3,963	$13,909	$16,381	$—	$53,432
Food cost	7,290	1,598	5,459	5,103	—	19,450
Labor cost	6,422	1,462	4,964	5,685	—	18,533
Interest income	—	—	—	—	20	20
Interest expense	(117)	—	—	—	(529)	(645)
Depreciation & amortization	736	108	271	442	54	1,611
Income (loss) before income taxes	(458)	(214)	(328)	2,312	(2,274)	(962)

40 Weeks Ended November 6, 2006	HomeTown Buffet(1)	North’s Star(2)	Florida Buffet(3)	Summit Restaurants(4)	Other	Total
Revenues	$21,114	$1,720	$7,957	$13,789	$—	$44,580
Food cost	7,948	739	2,933	4,067	—	15,687
Labor cost	6,757	654	2,656	4,718	—	14,785
Interest income	—	—	—	—	75	75
Interest expense	(129)	—	—	—	(338)	(467)
Depreciation & amortization	773	66	335	388	50	1,612
Impairment of long-lived assets	—	—	—	—	—	—
Income (loss) before income taxes	195	(312)	302	2,357	(1,517)	1,025

(1) The same store sales declined this year resulting in higher labor costs for HomeTown Buffet as a percentage of sales. Food costs were higher as a percentage of sales this year primarily attributable to higher protein and grain prices in the current year.  Management believes sales decreased because of general economic conditions and increased competition in certain areas.

(2) The same store sales increased this year resulting in lower food and labor cost for North’s Star as a percentage of sales. The North’s Star division had three new Western Sizzlin restaurants, one new Oklahoma Steakhouse and one new JJ North’s restaurant which more than offset the one closed JJ North’s Country Buffet restaurant and contributed to higher sales and reduced the loss before income taxes.

(3) The decline in income before income taxes resulting in a net loss before income taxes in the current year in the Florida Buffet segment was primarily the result of higher food costs, labor costs and higher occupancy and other expenses in the five new Whistle Junction restaurants and the one new Holiday House restaurant as compared to the existing restaurants in the same segment. The increase in revenues was the result of six new restaurants.  These new restaurants contributed approximately $5.9 million in sales.

(4) The increase in sales from the six new restaurants contributed approximately $1.5 million in sales and the Pecos Diamond Steakhouse contributed approximately $680,000 more than last year when Pecos opened during the second quarter. The decrease in income before income taxes was primarily due to the $234,000 gain on selling the restaurant facility in Laramie, Wyoming in the prior year.

Total revenues increased $8,852,000 or 19.9% from $44.6 million in the 40 weeks ended November 6, 2006 to $53.4 million in the 40 weeks ended November 5, 2007. The increase in revenues was primarily attributable to 17 new store openings resulting in sales increases of approximately $10.7 million partially offset by declines in comparable same store sales primarily in the HomeTown Buffet division and the closure of one JJ North’s Country Buffet, one BuddyFreddys Country Buffet, two Hometown Buffet restaurants and two K-BOB’S Steakhouse restaurants. The closures resulted in a net decrease in sales in the 40 weeks ended November 5, 2007 of $1,409,000, as compared to the 40 weeks ended November 6, 2006.

Food costs as a percentage of total revenues increased from 36.5% during the 12-week period ended November 6, 2006 to 38.2% during the 12 weeks ended November 5, 2007, and from 35.2% during the 40-week period ended November 6, 2006 to 36.4% during the 40 weeks ended November 5, 2007. The increase for the 12 and 40 weeks as a percentage of total revenues was primarily attributable to the higher protein & grain prices in the current year and higher food costs in the new Whistle Junction restaurants.

Labor costs as a percentage of total revenues increased from 34.8% during the 12-week period ended November 6, 2006 to 36.0% during the 12-week period ended November 5, 2007 and actual costs increased by $1,203,000.

Labor costs as a percentage of total revenues increased from 33.2% during the 40-week period ended November 6, 2006 to 34.7% during the 40-week period ended November 5, 2007 and actual labor costs increased by $3,748,000. The increase in labor cost and as a percentage of revenue resulted primarily from higher starting wages in certain markets in fiscal 2008 as compared to the fiscal year 2007 and higher minimum wages in certain states in the current year.  In the calendar year 2007 approximately 400 employees have had minimum wage increases from $0.15 to $0.70 per hour.

Occupancy and other expenses as a percentage of total revenues increased from 23.4% during the 12-week period ended November 6, 2006 to 24.5% during the 12-week period ended November 5, 2007 while actual costs increased by $839,000. Occupancy and other expenses as a percentage of total revenues increased from 21.6% during the 40-week period ended November 6, 2006 to 22.2% during the 40-week period ended November 5, 2007 and actual costs increased by $2,232,000.  The increase as a percentage of total revenues for both the 12 and 40-week periods was primarily attributable to an increase in utilities of 1.0% and 0.7%, respectively, as a percentage of revenue in the current year compared to the prior year.

General and administrative costs as a percentage of revenues increased from 4.5% during the 12-week period ended November 6, 2006 to 7.7% during the 12-week period ended November 5, 2007 and actual costs increased by $603,000. General and administrative costs as a percentage of revenues increased from 4.2% during the 40-week period ended November 6, 2006 to 4.7% during the 40-week period ended November 5, 2007 and actual costs increased by $624,000. The increase as a percentage of sales for the 12-week and 40-week periods ended November 5, 2007 was primarily attributable to higher sales from 17 new stores as compared to the same period of the prior year with no significant increase in administrative costs or personnel, except for higher legal costs of $65,000 and $71,000 for the 12-week and 40-week periods ended November 5, 2007, respectively and higher contingency expenses of approximately $493,000 in the 12-week period ending November 5, 2007.

Depreciation and amortization as a percentage of total revenues decreased from 4.0% during the 12-week period ended November 6, 2006 to 3.4% during the 12-week period ended November 5, 2007. Depreciation and amortization as a percentage of total revenues decreased from 3.6% during the 40-week period ended November 6, 2006 to 3.0% during the 40-week period ended November 5, 2007. The decrease is primarily attributable to certain equipment being fully depreciated for the 12-week and 40-week periods ended November 5, 2007 and lower depreciation per revenue for the new stores compared to the existing stores.

Interest expense as a percentage of total revenues increased from 1.2% during the 12-week period ended November 6, 2006 to 1.5% during the 12-week period ended November 5, 2007, and from 1.0% during the 40-week period ended November 6, 2006 to 1.2% during the 40-week period ended November 5, 2007. The increase as a percentage of total revenues was primarily attributable to higher debt balances of $9,995,000 and  $6,421,000 on November 5, 2007 and November 6, 2006, respectively, and higher interest rates for the 40 weeks ending November 5, 2007 as compared to the 40 weeks ending November 6, 2006.

Interest income decreased from $9,000 for the 12-week period ended November 6, 2006 to $4,000 for the 12-week period ended November 5, 2007. Interest income decreased from $75,000 for the 40-week period ended November 6, 2006 to $20,000 for the 40-week period ended November 5, 2007. The interest income was generated by the Company’s cash and outstanding notes receivable balances. The decrease in interest income for the current year 40 week period is primarily attributable to Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, paying $43,700 in interest in the first quarter of fiscal 2007 on certain loans used solely for the purchase of the Company’s outstanding common stock on the open market issued prior to the enactment of the Sarbanes-Oxley Act of 2002, which had accrued over the life of the loans but was not recognized by the Company until paid.  The loan was paid in full in the first quarter of fiscal 2007.

Other income is rental income from the Company’s leased properties and certain management contracts. Rental income was $28,000 and $185,000 for four properties leased for the entire 12 and 40-week periods ended November 5, 2007, respectively. Rental income was $61,000 and $206,000 for four properties leased for the entire

12 and 40-week periods ended November 6, 2006, respectively. Other income from management contracts was $0 and $3,000 for the 12 and 40-week periods ended November 5, 2007.  Other income from management contracts was $3,000 and $23,000 for the 12 and 40-week periods ended November 6, 2006.  All management contracts ended in the first quarter of fiscal 2008.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company’s operations.  Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws so that changes in these laws can result in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures.  Shifts in these costs may have an impact on the Company’s food costs.  Food cost increased this year primarily due to increases in protein and grain prices, payroll increased this year due to increases in minimum wages and the increase in occupancy and expenses was primarily due to higher utility costs.  The Company intends to increase pricing to customers to offset cost increases. The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, that it could do so in a short period of time.

Liquidity and Capital Resources

The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

As of November 5, 2007, the Company had $497,000 in cash.  Cash and cash equivalents increased by $79,000 during the 40 weeks ended November 5, 2007. The net working capital deficit was $(6,821,000) and $(4,913,000) at November 5, 2007 and January 29, 2007, respectively. The net working capital deficit increased from the prior year primarily because each restaurant operates with a negative working capital balance and there were six more restaurants operating on November 5, 2007 as compared to the same year ending January 29, 2007. Total cash provided by operations for the 40 weeks ended November 5, 2007 was approximately $1,431,000 as compared to approximately $2,122,000 in the 40 weeks ended November 6, 2006. Cash provided by operations was down primarily because net income decreased $1,270,000.  The Company spent approximately $4,310,000 on capital expenditures in the first three quarters of fiscal 2008 including approximately $1,400,000 to purchase the equipment, building and land in the Western Sizzlin Restaurant in Magee, Mississippi.  The acquisition of the Western Sizzlin restaurant was partially financed by a loan from the seller of approximately $900,000, secured by the acquired assets. The Company spent approximately $750,000 to purchase the equipment, building and land in the Bar H Steakhouse in Dalhart, Texas.  The acquisition of the Bar H restaurant was partially financed by a bank loan of approximately $500,000, secured by the acquired assets. The Company spent approximately $650,000 to purchase the equipment, building and land in the Western Sizzlin Restaurant in Magnolia, Arkansas.  The acquisition of the Western Sizzlin restaurant was partially financed by a bank loan of approximately $520,000 secured by the acquired assets.  In addition the Western Sizzlin in Magnolia had a three year loan from the seller of approximately $75,000.  The Company received net proceeds of approximately $746,000 in September 2007 when it sold its equipment, building and land in Spanish Fork, Utah.  The facility had been a non-operating unit leased to a third party.

The Company has a $3,000,000 revolving line of credit with M&I Marshall & Ilsley Bank (the “revolving line of credit”) which provides working capital for the Company. The revolving line of credit bears interest at LIBOR plus two percent per annum and is renewable subject to credit review on an annual basis. The revolving line of credit contains covenants which require the Company to maintain certain financial ratios and other covenants that restrict the annual payment for capital expenditures and dividends. As of November 5, 2007, the Company is in compliance with these covenants.

On June 15, 2007, the Company renewed the Revolving Line of Credit to June 15, 2008.  The revolving line of credit balance was $1,800,000 on November 5, 2007 and $2,120,000 on December 6, 2007.  As of December 6, 2007, $880,000 was available on the revolving line of credit.  In addition, the revolving line of credit permits the Company to pay up to $2,700,000 in annual dividends and was amended to allow the Company to spend up to $4,500,000 in fiscal 2008 and in subsequent years on capital expenditures. The revolving line of credit also permits the Company to repurchase up to 250,000 shares of common stock, although as of December 6, 2007, no shares had been repurchased.

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

In the 40-week period ended November 5, 2007, the Company borrowed approximately $1,362,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan dated June 15, 2007 is subordinated to the obligation to M&I Marshall & Ilsley Bank and bears interest at 8.5%. The Company expensed and paid $25,763 and $51,159 for interest during the 12 and 40-week periods ending November 5, 2007, respectively. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds to acquire restaurants and provide working capital.

On December 3, 2007, the Company entered into an agreement to acquire the operating assets of 21 Barnhill’s Buffet restaurants for $7.5 million and to assume the associated facility leases.  This agreement is subject to certain conditions including the approval of the court in the bankruptcy proceedings filed by Barnhill’s Buffet, Inc. and selected creditor approvals.  The Company expects to obtain adequate financing to complete the transaction.

The Company believes that available cash, adequate financing for the Barnhill’s transaction, availability under the revolving line of credit, proceeds from the loans from Mr. Wheaton and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Management does not believe the net working capital deficit will have any effect on the Company’s ability to operate the business and meet obligations as they come due in the next 12 months. The Company projects that operating cash flows will exceed planned capital expenditures except for the planned Barnhill’s transaction that would require additional financing in the next 12 months and that funds will be available to return capital to stockholders in the form of dividends, share repurchases or both.  There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy the Company’s working capital and capital requirements for the next 12 months or beyond.

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

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have any reserves for the 40 weeks ending November 5, 2007 and November 6, 2006.

Notes Receivable

Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have any reserves for the 40 weeks ending November 5, 2007 and November 6, 2006.

Property, Buildings and Equipment

Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the following useful lives only if the assets are used in operations:

Years
Buildings	40
Building improvements	15 — 20
Furniture, fixtures and equipment	5 — 8

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determines that an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Insurance Programs

The Company has commercial insurance for general liability claims subject to a $2 million per claim deductible. Self-insurance accruals include estimates based on historical information and expected future developments. If actual claims differ from estimates and assumptions, our actual accrual requirements may be materially different from the calculated accruals.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$6,826	$427	$3,821	$2,041	$537
Operating leases	10,099	2,571	3,118	1,769	2,641
Capital leases	1,751	317	618	584	232
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$18,676	$3,315	$7,557	$4,394	$3,410

New Accounting Pronouncements

In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations. This standard requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for said assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. FAS 141 (R) is effective for fiscal years beginning after December 15, 2008, which for us is fiscal 2010. We are currently evaluating the impact of FAS 141 (R) on our consolidated financial position and results of operations.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51 (FAS 160). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. FAS 160 is effective for fiscal years beginning after December 15, 2008, which for us is fiscal 2010. We are currently evaluating the impact of FAS 160 on our consolidated financial position and results of operations.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 at the beginning of fiscal 2008 and it has had no impact on our consolidated financial position or results of operation.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $3.0 million Revolving Line of Credit, of which $1,800,000 was outstanding as of November 5, 2007 and $2,120,000 on December 6, 2007. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 7.4% in fiscal 2008). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

There has been no change in our internal control over financial reporting during the quarter ended November 5, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors associated with the business and operations of the Company are included in the Company’s report on Form 10-K for the year ended January 29, 2007 as well as other filings with the Securities and Exchange Commission and all should be reviewed by the reader.

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

                (a)           The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation*

3.2	Bylaws, as amended on September 22, 1997*

4.1	Form of Common Stock Certificate**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated December 14, 2007.

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

STAR BUFFET, INC. AND SUBSIDIARIES

December 14, 2007	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

December 14, 2007	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,

Treasurer, Secretary and

Principal Accounting Officer