Form 10-K
period 2008-01-28
STAR BUFFET INC
filed 2008-04-25
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2008
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
Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No☒

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “Large Accelerated Filer,” “Accelerated Filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐ (Do not check if smaller reporting company)  Smaller Reporting Company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No☒

At August 13, 2007, the last business day of the registrant’s second fiscal quarter, there were outstanding 3,170,675 shares of the registrant’s common stock, $.001 par value.  The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the NASDAQ Small Cap Market on August 13, 2007, ($7.95 per share) was $9,282,110.  For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 14, 2008, the registrant had 3,213,075 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after January 28, 2008, are incorporated by reference into Part III of this Form 10-K.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 28, 2008

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

PART I

Item 1. Business

Overview

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. As of January 28, 2008, the Company owned and operated 12 franchised HomeTown Buffets, seven JB’s restaurants, five Whistle Junction restaurants, three 4B’S restaurants, three Holiday House restaurants, three Western Sizzlin restaurants, two BuddyFreddys restaurants, two BuddyFreddys Country Buffets, two JJ North’s Grand Buffets, two K-BOB’S Steakhouses, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Casa Bonita Mexican theme restaurant. The Company also had five restaurants currently closed for remodeling and repositioning, three restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company’s restaurants are located in Arkansas, Arizona, Colorado, Florida, Georgia, Idaho, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming.

Recent Developments

On March 12, 2008, the Board of Directors approved the Company’s fifth consecutive annual dividend.  This year the dividend is $0.60 per common share and is payable on June 4, 2008 to shareholders of record on May 6, 2008.

On February 29, 2008, Starlite Holdings, Inc. (“Starlite”), a newly formed, wholly-owned, independently capitalized subsidiary of Star Buffet, Inc. acquired certain assets and facility leases for four Barnhill’s Buffet restaurants from Barnhill’s Buffet, Inc. (“Barnhill’s”) for a purchase price of approximately $1,075,000.  Barnhill’s was in a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court of the Middle District of Tennessee and the acquisition was approved by the court.  The acquired restaurants are located in Florida (2) and Mississippi (2) and as part of the acquisition the Company acquired perpetual rights to use the Barnhill’s name and related intellectual property.

On February 29, 2008 the Company amended its Senior Secured Credit Facility (“Credit Facility”) dated January 31, 2008 with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000. The Credit Facility was issued on January 31, 2008.The increase in the Credit Facility was used to fund the acquisition of the four Barnhill’s Buffet restaurants as described above.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority perfected lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  A $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of April 14, 2008, no balance was outstanding on the revolving line of credit.  There is a 0.50% fee for the unused portion of the revolving line of credit.   In connection with the Credit Facility, Wells Fargo was granted 42,440 shares of the Company’s restricted common stock.  The shares were valued at $252,094 and will be amortized over the life of the loan.  The Credit Facility can be prepaid in whole or part without penalty.

The Credit Facility contains a number of covenants and restrictions, including requirements to meet certain financial ratios and limitations with respect to the Company’s use of cash.  The Company’s quarterly financial covenants associated with this debt start May 19, 2008, the end our first quarter in fiscal 2009. The Company is required to obtain interest rate protection through an interest rate swap or cap arrangement with respect to not less than 50% of the term loan amount.  Furthermore, certain provisions of the Credit Facility require the Company to remit proceeds from asset dispositions, issuance of debt or equity, insurance proceeds, tax refunds and fifty percent (50%) of excess cashflow (as defined) to reduce the principal amount of the term loan and, thereafter, the revolving line of credit.  Under terms of the Credit Facility, the Company is permitted to pay an annual dividend.  However, restrictions imposed under terms of the Credit Facility may adversely impact the Company’s ability to pay an annual dividend as the Company has historically relied on multiple sources of cash to fund the dividend.  As of the date of this report, the Company was in compliance with all of such requirements.

On January 31, 2008, Star Buffet Management, Inc., a wholly-owned subsidiary of Star Buffet, Inc. acquired the assets and facility leases for sixteen (16) Barnhill’s Buffet restaurants from Barnhill’s for a purchase price of approximately $5 million.  The acquisition was approved by the court.  The acquired restaurants are located in the following states: Alabama (1), Arkansas (1), Florida (4), Louisiana (3), Mississippi (4), and Tennessee (3) and as part of  the acquisition the Company acquired perpetual rights to the use of the Barnhill’s name and related intellectual property.  This acquisition was funded through the Company’s Credit Facility dated January 31, 2008.

Business

The Company’s objective is to operate a portfolio of well-established, family-oriented restaurant brands primarily throughout the southeastern and western United States. The Company believes that certain management practices, when applied uniformly across a diversified base of restaurants concepts, will result in consistently profitable financial performance. Key elements of the Company’s management practices are:

•    Pay for Performance. The Company has developed food, labor and customer service performance measurements and reporting mechanisms that allow management to effectively monitor restaurant-level operations, benchmark restaurant performance and communicate best-practices across its restaurant operations. Through the use of brand specific bonus programs the Company seeks to motivate its employees, minimize turnover and foster an environment where employees are encouraged to maximize restaurant level profitability.

•    Low Overhead. The Company has been able to maintain a minimal corporate management structure by expanding the number of restaurants supervised by field managers, having corporate personnel oversee multiple administrative functions and by appropriate outsourcing of certain functions when cost effective. The Company’s corporate management provides purchasing, information systems, insurance, finance, accounting and payroll services directly to all restaurants so that managers can focus on restaurant operations and guest satisfaction.

•    Brand Management/Marketing Economies. The Company’s strategy is to separately manage each of its restaurant brands.  And, although each brand is positioned somewhat differently in the market, the Company seeks to achieve scale by utilizing marketing techniques, such as local store marketing, radio advertising and promotional mailers, across a spectrum of similar brands.

Segment and Related Reporting

The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurant Division. The Company’s reportable segments are based on brand similarities and certain contractual requirements. The HomeTown Buffet segment includes the Company’s 12 franchised HomeTown Buffet restaurants.  The HomeTown Buffet segment also includes one restaurant closed for repositioning.  In addition, another HomeTown Buffet restaurant was closed during the year.  The North’s Star segment includes three Western Sizzlin restaurants and two JJ North’s Grand Buffet restaurants.  The North’s Star segment also includes two non-operating restaurants, a North’s Star Buffet and an Oklahoma Steakhouse restaurant.  The North’s Star Buffet restaurant is leased to a third party.  The Florida Buffets Division includes two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants, three Holiday House restaurants and five Whistle Junction buffet restaurants. Results for fiscal 2008 also include 16 weeks of operations for one Whistle Junction restaurant that was closed when the management contract was not renewed. In addition, another four restaurants in Florida Buffet Division are currently non-operating with two leased to third parties. The Summit Restaurants Division includes the Company’s seven JB’s Restaurants. The Summit Restaurants Division also includes three 4B’S restaurants, the Casa Bonita restaurant, two K-BOB’S Steakhouses, one Pecos Diamond Steakhouse and one Bar-H Steakhouse.  The Summit Restaurant Division also includes two temporarily closed K-BOB’S Steakhouse restaurants.   With the acquisition of 20 Barnhill’s Buffet restaurants in fiscal 2009, the Company will change its reporting segments to the Buffet Division and Non-Buffet Division.  (See Item 15, Financial Statements, Note 8.)

Growth Strategy

The Company seeks growth primarily through the acquisition of existing restaurants which can benefit from the Company’s management practices. The Company supplements its program of acquisitions with the purchase of restaurant properties that can be converted to the Company’s existing brands and minority investments in, or strategic alliances with, other restaurant chains.

•      Acquisitions. The Company believes that a number of acquisition opportunities exist in restaurant segments that include buffets, cafeterias, family dining and steakhouses. The Company believes that many restaurants in these segments are privately owned and may be available for acquisition particularly when the owners decide to retire.  Other restaurants may become available for purchase when corporate owners decide to convert from a company store to a franchisor business model or when a company is faced with a financial reorganization.

•      Restaurant Conversions. In recent years, a number of chains in the family dining and budget steakhouse segments of the restaurant industry have experienced operational difficulties and declining performance. The Company believes that these difficulties are the result of increasing competition from national casual dining and steakhouse chains which offer superior product quality and service at competitive prices. Many of these restaurants and steakhouses occupy desirable locations that the Company believes can be acquired and converted to one of its concepts at lower prices or leased at lower rates when compared to the cost of new construction.

•      Minority Investments and Strategic Alliances. The Company intends to seek minority investments in, or strategic alliances with, other restaurant chains. The Company believes that these investments can provide an attractive, lower risk opportunity for the Company and may facilitate the acquisition of such chains at a later date.

Restaurant Concepts

HomeTown Buffet Division

General. The Company, through its wholly-owned, independently capitalized HTB Restaurants, Inc. (“HTB”) subsidiary, has a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets Holdings, Inc.  HTB entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of each HomeTown Buffet restaurant.  Each of the franchise agreements has a 20-year term (with two five-year renewal options). The franchisor requires HTB to operate each restaurant in conformity with franchise operating manuals, recipe manuals and menus.   The franchise agreement restricts the Company from operating other buffet restaurant brands within a geographic radius of the Company’s or the franchisor’s HomeTown Buffet restaurants.  The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement.

HTB operates 12 HomeTown Buffet restaurants in Arizona (8), New Mexico (2), Utah (1) and Wyoming (1). The restaurants are approximately 10,000 square feet and seat approximately 375 customers.  HTB also has one restaurant closed for repositioning in Colorado.

North’s Star Division

General. The North’s Star Division consists of three Western Sizzlin restaurants in Arkansas, Georgia and Mississippi, two JJ North’s Grand Buffet restaurants and one North’s Star Buffet restaurant. The Company’s two JJ North’s Grand Buffet restaurants are located in Oregon and Washington. The JJ North’s Country Buffet restaurant located in Boise, Idaho was closed and the lease expired March 31, 2008. The North’s Star Buffet restaurant located in Arizona is leased to a third party.  The North’s Star Division also has a Oklahoma Steakhouse in Weatherford, Oklahoma closed for repositioning.  The restaurants range from 4,000 to 10,000 square feet and seat approximately 125 to 325 customers.

Florida Buffets Division

General. The Company, through several transactions, acquired 16 properties in Florida which currently operate under the brand names BuddyFreddys Country Buffet (6), Whistle Junctions (5), BuddyFreddys (2) and Holiday House (3).  The Whistle Junction restaurants were acquired by the Company on November 28, 2006. Two of the six BuddyFreddys Country Buffet restaurants have been closed for repositioning; two of these closed restaurants have been leased to third-party operators and the net assets of one former BuddyFreddys Country Buffet closed restaurant are classified as property held for sale. BuddyFreddys restaurants and Whistle Junction restaurants average approximately 10,000 square feet with seating for approximately 325 guests. Holiday House restaurants average approximately 5,500 square feet with seating for approximately 170 guests.

Summit  Restaurants Division

General.  The Company, through its wholly-owned, independently capitalized Summit Family Restaurants, Inc., (“Summit”) subsidiary, operates six JB’s restaurants in Montana (2), Utah (3) and Idaho (1) and one Casa Bonita restaurant located in Denver, Colorado, four K-BOB’S restaurants located in Texas (3), New Mexico (1) and a Pecos Diamond Steakhouse in Artesia, New Mexico.  On May 29, 2007, Summit acquired a Bar-H Steakhouse in Dalhart, Texas.  Summit also acquired three 4B’S restaurants in Montana, two on July 31, 2007 and one on October 16, 2007.  Two of the four K-BOB’S Steakhouse restaurants were temporarily closed at the end of fiscal 2008.  The JB’s and 4B’S restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers.  The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 4,000 customers.  K-BOB’S Steakhouses, Pecos Diamond Steakhouse and Bar-H Steakhouse are approximately 5,000 square feet with seating capacity for 150 customers.

Subsequent to the acquisition of certain JB’s Family Restaurants in 1998 from JB’s Family Restaurants, Inc. (“JB’s”), a wholly-owned subsidiary of CKE Restaurants, Inc., the Company entered into a License Agreement for each newly acquired JB’s Family Restaurant.  In November 2002, the Company renewed the JB’s license agreement for $773,000. The license agreement is being amortized as an intangible asset.  Amortization expense for fiscal 2008, 2007 and 2006 was $78,000 each year.

Licenses, Trademarks and Service Marks

The Company owns the trademarks and service marks for BuddyFreddys, Casa Bonita, Holiday House, Pecos Diamond Steakhouse, Bar-H Steakhouse, 4B’S restaurants and Whistle Junction and has a license agreement with CKE Restaurants, Inc. for use of the “Star” name and design. The Company has an agreement with North’s Restaurants, Inc. for a perpetual, royalty-free, transferable license to use the intangible property of JJ North’s Grand Buffet. The Company utilizes the HomeTown Buffet and Western Sizzlin’ marks pursuant to various franchise and license agreements. The Company has a license agreement and, if exercised, one ten year option to use the JB’S trademark through August 31, 2022.  The Company has a perpetual license agreement to utilize, under certain circumstances, the K-BOB’S Steakhouse brand. The company has perpetual rights to the use of the Barnhill’s name and logo as part of its acquisition of 20 Barnhill’s Restaurants in January and February 2008.

Competition

The Company competes on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience.  The Company’s competitors include a large and diverse group of restaurant chains and individually owned restaurants.  The number of restaurants with operations similar to those of the Company has grown considerably in recent years.  As the Company and its principal competitors expand operations in various geographic areas, competition can be expected to increase.

Seasonality

The Company’s business is moderately seasonal in nature. For the majority of the Company’s restaurants, the highest volume periods are in the first and second fiscal quarters.

Employees

As of April 14, 2008, the Company employed approximately 2,800 persons, of whom approximately 2,790 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Robert E. Wheaton	56	Chief Executive Officer, President and Chairman
Ronald E. Dowdy	51	Group Controller, Treasurer and Secretary
Thomas G. Schadt	66	Director
Phillip “Buddy” Johnson	56	Director
Craig B. Wheaton	51	Director
B. Thomas M. Smith, Jr.	73	Director
Todd S. Brown	51	Director

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

The audit committee is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of which Todd S. Brown is the audit committee financial expert and chairman. All three members of the audit committee are “independent” as determined in accordance with the NASDAQ listing standards.

Item 1A.  Risk Factors

Our Growth Strategy Depends Upon our Ability to Acquire and Successfully Integrate Additional Restaurants. During fiscal 2008 and subsequent to January 28, 2008 the Company acquired a total of 29 restaurants. These acquisitions represent a significant increase in the number of restaurants operated by the Company and involve risks that could adversely affect the Company’s business, results of operations and financial condition, including the diversion of management’s attention, the assimilation of the operations and personnel of the acquired restaurants and the potential loss of key employees. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during assimilation of the acquired restaurants could materially and adversely affect the Company’s business financial condition and results of operations.

The Company intends continue to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on the ability of the Company to acquire additional restaurants or to convert acquired sites into restaurants.  The success of the Company’s growth strategy is dependent upon numerous factors, including the availability of suitable acquisition opportunities, the availability of appropriate financing, and general economic conditions.  The Company must compete with other restaurant operators for acquisitions and with other restaurant operators, retail stores, companies and developers for desirable sites.  Many of these entities have substantially greater financial and other resources than the Company. Many of its acquired restaurants may be located in geographic markets in which the Company has limited or no operating experience. There can be no assurance that the Company will be able to identify, negotiate and consummate acquisitions or that acquired restaurants or converted restaurants can be operated profitably and successfully integrated into the Company’s operations.

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

A strategy of growth through acquisitions requires access to significant capital resources. If the Company determines to make a sizeable acquisition, the Company may be required to obtain approval of creditors, or to sell additional equity or debt securities, or to obtain additional credit facilities.  The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. At present, the Company has only limited availability under its Credit Facility which expires on January 31, 2012.

Loans to third parties involve risk of non-payment.  Since inception, the Company’s acquisition strategy has, in certain circumstances, incorporated loans to sellers to facilitate certain transactions.  In most cases, these loans are secured and include, as part of terms and conditions, the Company’s right to convert the loan into ownership of the restaurants.  Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons.  This financing strategy entails significant risk.  Currently, the Company has two loans receivable outstanding and both are in default.  However, because the Company anticipates full recovery of amounts outstanding through either repayment or conversion to ownership, historically no provision for doubtful accounts has been established.  While estimates to date have been within our expectations, a change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of these receivables.

Operating Results can be Adversely Impacted by the Failure to Renew Facility Leases. The majority of the Company’s facilities are leased. Certain of these leases contain limited or no renewal options and other leases contain escalating or fair market renewal clauses. There can be no assurance that these facility leases can renewed or if they are renewed, can be done so at lease rates that permit the restaurant to be operated at a profit.

Dependence Upon and Restrictions Resulting from HomeTown Franchise Agreements. The Company operates its 12 HomeTown Buffet Restaurants through its wholly-owned, independently capitalized HTB Restaurants, Inc. (“HTB”) subsidiary.  This subsidiary is  party to franchise agreements with the franchisor, HomeTown Buffet.

The performance of HTB’s HomeTown Buffet restaurants is directly related to the success of the HomeTown Buffet restaurant system and restrictions the franchiser imposes on the franchisee.  The success of HTB’s HomeTown Buffet restaurants depends in part on the effectiveness of the HomeTown franchisor’s marketing efforts, new product development initiatives, building retrofit designs, quality assurance and other operational programs over which HTB has little or no control.  Futhermore, HTB cannot open new HomeTown Buffets without the permission of the franchisor.

In recent years HTB’s HomeTown Buffet restaurants have not performed well.  The Company’s management believes this is due to the franchisor financial difficulties and because the franchisor has not permitted HTB to develop new restaurants.  The lack of investment in the brand on the part of the franchisor and the franchisor’s unwillingness to permit HTB to develop new locations has contributed to significant declines in restaurant level revenue and profitability.  As a result of these declines, HTB has closed a number of HomeTown Buffet restaurants and additional closures are possible.  On January 22, 2008 Buffets Holdings, Inc., parent of HTB’s franchisor, filed for Chapter 11 reorganization.  As a result the Company determined that it would make no further capital contributions to the HTB subsidiary at this time.  It is uncertain at this time what impact, if any, Buffet Holdings, Inc.’s filing will have on HTB.

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

The Restaurant Industry is Complex and Volatile. Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants.  Multi-unit food service businesses such as the Company’s can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. The Company’s business could be adversely affected by terrorist attacks directed toward the food supply chain or public concerns about the safety of the food supply chain. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses such as the Company’s to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. The Company’s profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for.  In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor, employee benefits, including increases in hourly wage and unemployment tax rates utility and  transportation costs, increases in the number and locations of competing buffet-style restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company’s business, financial condition and results of operations in particular.  Changes in economic conditions affecting the Company’s guests could reduce traffic in some or all of the Company’s restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  The volume of trading in the market for the Company’s common stock is limited, which may make it difficult to liquidate an investment and can increase price volatility.  Due to changes in the balance of buy and sell orders and other factors, the price of the Company’s common stock can change for reasons unrelated to the performance of the business of the Company.  Fluctuations in the Company’s operating results, failure of such operating results to meet the expectations of stock market analysts and investors, changes in stock market analyst recommendation regarding the Company, the success or perceived success of competitors of the Company, as well as changes in general economic or market conditions and changes in the restaurant industry may also have a significant adverse affect on the market price of the Common Stock.

Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline. Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 14, 2008, 3,213,075 shares of common stock were outstanding and 40,000 shares were issuable upon exercise of outstanding options at exercise prices of $5.00 and $6.70. The Company cannot predict the effect, if any, that sales of shares of the Company’s common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company’s common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

Control by One Principal Stockholder. Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 44% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 44% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. Sales of a substantial number of shares of our common stock by Mr. Wheaton or other principal shareholders in the public market could substantially reduce the prevailing market price of our common stock.

Item 1B.  Unresolved Staff Comments

                The Company is not an accelerated filer, a large accelerated filer, or a well known seasoned issuer and consequently is not subject to the requirements of this item 1B.

Item 2. Properties

The Company’s corporate headquarters is in Scottsdale, Arizona.  A regional administrative office is located in Salt Lake City, Utah.

The Company’s restaurants are primarily freestanding locations. As of January 28, 2008, 36 of 53 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2008 to 2013 with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments and many call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, carry property and general liability insurance and pay associated taxes and expenses.

The following is a summary of the Company’s restaurant properties as of January 28, 2008:

	HomeTown Buffet	North’s Star	Florida Buffets	Summit	Total
Owned	3	3	5	6	17
Leased	10	4	11	11	36
Total	13	7	16	17	53

As of January 28, 2008, the Company’s restaurants are located in the following states:

	Number of Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit	Total
Arkansas	—	1	—	—	1
Arizona	8	1	—	—	9
Colorado	1	—	—	1	2
Florida	—	—	16	—	16
Georgia	—	1	—	—	1
Idaho	—	—	—	1	1
Mississippi	—	1	—	—	1
Montana	—	—	—	5	5
New Mexico	2	—	—	2	4
Oklahoma	—	1	—	—	1
Oregon	—	1	—	—	1
Texas	—	—	—	4	3
Utah	1	—	—	4	5
Washington	—	1	—	—	1
Wyoming	1	—	—	—	1
Total	13	7	16	17	53

As of January 28, 2008, the Company’s non-operating restaurants are located in the following states:

	Number of Non-Operating Restaurants
State	HomeTown Buffet	North’s Star	Florida Buffets	Summit	Total
Arizona	—	1	—	—	1
Colorado	1	—	—	—	1
Florida	—	—	4	—	4
New Mexico	—	—	—	1	1
Oklahoma	—	1	—	—	1
Texas	—	—	—	1	1
Total	1	2	4	2	9

Three of the nine non-operating restaurants have been leased to third-party operators; five are closed for remodeling and/or repositioning; one is closed and classified as property held for sale.

Item 3. Legal Proceedings

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s and when North’s defaulted the Company sued for enforcement. In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord. The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes current and future cash flows including asset sales are adequate for recovery of the remaining principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of January 28, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders of the Company during the fourth quarter of fiscal 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is listed on the NASDAQ Capital Market under the symbol “STRZ”. As of April 14, 2008, there were approximately 500 holders of record. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

	2008		2007
Fiscal Year	High	Low	High	Low
First Quarter	$9.23	$7.80	$9.46	$6.98
Second Quarter	8.60	7.56	8.39	7.02
Third Quarter	8.08	6.50	8.85	7.80
Fourth Quarter	6.96	5.14	9.97	8.01

Dividends. On March 12, 2008, the Board of Directors approved the Company’s fifth consecutive annual dividend. The dividend this year is $0.60 per common share and is payable on June 4, 2008 to shareholders of record on May 6, 2008.

Equity Compensation Plan Information.

The following table gives information about our shares of Common Stock that may be issued under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,000	$6.20	450,000
Equity compensation plans not approved by security holders	—	—	—
Total	40,000	$6.20	450,000

The exercise price of the options granted and exercisable at January 28, 2008 is $5.00 for 12,000 options and $6.70 for 28,000 options.

Item 6. Selected Financial Data

The following paragraphs set forth selected consolidated financial data for the periods indicated. The selected consolidated financial data for each of the five fiscal years in the period ended January 28, 2008, has been derived from our consolidated financial statements for those years.

The selected and other data presented below should be read in conjunction with the “Consolidated Financial Statements”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The operating results for the 52-week period ended January 28, 2008 included 52 weeks of operations for the Company’s 12 franchised HomeTown Buffet restaurants, six JB’s restaurants, five Whistle Junction restaurants, two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants, two Western Sizzlin restaurants, two K-BOB’S Steakhouses, two Holiday House restaurants, one JJ North’s Grand Buffet restaurant one Pecos Diamond Steakhouse and one Casa Bonita Mexican theme restaurant.  The results also included the following, one Western Sizzlin restaurant for 32 weeks, one Holiday House restaurant for 40 weeks, one Bar-H Steakhouse for 35 weeks, one JB’S restaurant for 35 weeks, two 4B’S restaurants for 26 weeks, one 4B’S restaurant for 15 weeks and one JJ North’s Grand Buffet for 18 weeks.  In addition, operating results include 39 weeks for one K-BOB’S Steakhouse, 36 weeks for one K-BOB’S Steakhouse, 36 weeks for one HomeTown Buffet restaurant, 27 weeks for one HomeTown Buffet restaurant, 27 weeks for one Oklahoma Steakhouse restaurant and 16 weeks for one Whistle Junction restaurant closed during the fiscal year 2008.  Nine restaurants were closed at the end of the 2008 fiscal year for repositioning. Three of the nine closed restaurants have been leased to third-property operators, five restaurants remain closed for remodeling and repositioning and another closed restaurant was reported as property held for sale.

The operating results for the 52-week period ended January 29, 2007 included 52 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, six JB’s restaurants, three K-BOB’S Steakhouses, two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants, two Holiday House restaurants, one JJ North’s Country Buffet restaurant, and one Casa Bonita Mexican theme restaurant.  The results also included the following, one K-BOB’S Steakhouse for 48 weeks, one Pecos Diamond Steakhouse for 29 weeks, one Western Sizzlin restaurant for 16 weeks and five Whistle Junction restaurants for 9 weeks.  In addition, operating results include 19 weeks for one Buddy Freddy’s Country Buffet and 33 weeks for one JJ North’s Country Buffet restaurant closed during the fiscal year 2007.  Eight restaurants were closed at the end of the 2007 fiscal year for repositioning. Four of the eight closed restaurants have been leased to third-property operators, three restaurants remain closed for remodeling and repositioning and another closed restaurant was reported as property held for sale.

The operating results for the 52-week period ended January 30, 2006 included 52 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, six JB’s restaurants, three BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two JJ North’s Country Buffet restaurants, two Holiday House restaurants and one Casa Bonita Mexican theme restaurant.  In addition, operating results included 10 weeks for one JB’s restaurant and one Casa Bonita restaurant closed during the fiscal year 2006.  In addition to the above, the Company purchased in September 2005 a restaurant facility in Rexburg, Idaho.  The Company leases the restaurant facility to a JB’s franchisee. Eight restaurants were closed at the end of the 2006 fiscal year for repositioning. Three of the eight closed restaurants were leased to third-property operators, four restaurants were held for remodeling and repositioning and another closed restaurant was reported as property held for sale.  One of the four restaurants closed for remodeling and repositioning located in Laramie, Wyoming was sold in March 2006.

The operating results for the 53-week period ended January 31, 2005 included 53 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, seven JB’s restaurants, three BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two JJ North’s Country Buffet restaurants, two Casa Bonita Mexican theme restaurants, and two Holiday House restaurants.  In addition, operating results included 30, 34 and 52 weeks for three JJ North’s Country Buffet restaurants closed during fiscal year 2005 and 35 and 51 weeks for two HomeTown Buffet restaurants. Results for 2005 also included 34 weeks of operations for one North’s Star Buffet restaurant and 39 weeks of operations for one JB’s Restaurant. Eight restaurants were closed at the end of the 2005 fiscal year for repositioning. Four of the eight closed restaurants were leased to third-property operators, three restaurants were held for remodeling and repositioning and one closed restaurant was property held for sale.

The operating results for the 52-week period ended January 26, 2004 included 52 weeks of operations for 16 franchised HomeTown Buffet restaurants, eight JB’s restaurants, five JJ North’s Country Buffet restaurants, three BuddyFreddys Country Buffet restaurants, two BuddyFreddys restaurants, two Casa Bonita Mexican theme restaurants, two Holiday House restaurants and one North’s Star Buffet restaurant.  In addition, operating results included 19 and 2 weeks for two BuddyFreddys Country Buffet restaurants closed during fiscal year 2004 and 12 weeks of operations for one JJ North’s Country

Buffet restaurant and 5 weeks of operations for one JB’s Restaurant. Five restaurants were closed at the end of the 2004 fiscal year for repositioning. Three of the five closed restaurants were leased to third-property operators and one closed restaurant was property held for sale. One property was sold during fiscal 2004.

SELECTED FINANCIAL DATA

(In thousands except per share amounts and restaurant unit data)

	Fifty-Two	Fifty-Two	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended
	Jan. 28, 2008	Jan. 29, 2007	Jan. 30, 2006	Jan. 31, 2005	Jan. 26, 2004
Consolidated Statements of Operations Data:
Total revenues	$68,732	$58,648	$56,305	$64,856	$68,090
Costs and expenses
Food costs	25,356	20,789	19,429	22,336	23,275
Labor costs	23,913	19,674	18,260	21,712	23,015
Occupancy and other expenses	15,187	12,772	11,763	12,963	14,042
General and administrative expenses	3,549	2,426	2,179	2,694	2,433
Depreciation and amortization	2,098	2,069	2,120	2,440	2,670
Impairment of long-lived assets	1,401	—	369	2,838	1,083
Total costs and expenses	71,504	57,730	54,120	64,983	66,518
(Loss) income from operations	(2,772)	918	2,185	(127)	1,572
Interest expense	(858)	(616)	(648)	(640)	(569)
Gain on sale of assets	31	230	—	—	—
Reversal of litigation accrual	—	—	—	—	400
Other income, net	283	422	680	427	319
(Loss) income before income taxes (benefit)	(3,316)	954	2,217	(340)	1,722
Income taxes (benefit)	(1,315)	238	420	(168)	609
Net income (loss)	$(2,001)	$716	$1797	$(172)	$1,113
Net (loss) income per common share — basic	$(0.63)	$0.23	$0.60	$(0.06)	$0.38
Net (loss) income per common share — diluted	$(0.63)	$0.23	$0.56	$(0.06)	$0.38
Weighted average shares outstanding — basic	3,171	3,147	2,990	2,950	2,950
Weighted average shares outstanding — diluted	3,171	3,164	3,209	2,950	2,950

Balance sheet data:
Total assets	$35,702	$34,168	$34,824	$34,880	$35,954
Total debt and capital lease obligations including current portion	9,447	7,621	7,815	8,207	7,967
Stockholders’ equity	$15,275	$19,178	$20,284	$19,775	$20,790

Other data:
Operating units (1) HomeTown Buffet	12	14	14	14	16
North’s Star	5	2	2	2	6
Florida Buffets	12	11	7	7	7
Summit Restaurants	15	12	7	9	10
Non-Operating	9	8	8	8	5
Total	53	47	38	40	44

(1) At the end of the respective periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week period ended January 28, 2008 and for the 52-week period ended January 29, 2007 are based on the composition of restaurant operations as discussed in Item 6 – Selected Financial Data.

The Company’s sales were $68.7 million in fiscal 2008, a 17.2 percent increase from $58.6 million in fiscal 2007.  Sales from the Company’s nine new store openings in fiscal 2008 and the seven new store openings in fiscal 2007 that operated for only part of fiscal 2007 were a net increase of approximately $12.7 million. Sales lost from closed stores represented a net decrease of approximately $1.3 million.  Same store sales decreased approximately 2.5% due primarily to increased competition in some markets.  The net loss for fiscal 2008 was $2,001,000 (($0.63) per diluted share) compared with net income for fiscal 2007 of $716,000 ($0.23 per diluted share).  Fiscal 2008 was impacted by higher general and administrative expenses, higher interest expense and $1,401,000 in impairment expense.  In addition the Company had a lower gain on sale of assets when compared to fiscal 2007 and lower other income when compared to fiscal 2007, which is primarily rental income.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the fifty-two weeks ended January 28, 2008 (“fiscal 2008”), and for the fifty-two weeks ended January 29, 2007 (“fiscal 2007”).

	Fifty-Two Weeks Ended January 28, 2008	Fifty-Two Weeks Ended January 29, 2007
Total revenues	100.0%	100.0%
Costs and expenses:
Food costs	36.9	35.5
Labor costs	34.8	33.6
Occupancy and other expenses	22.1	21.8
General and administrative expenses	5.2	4.1
Depreciation and amortization	3.0	3.5
Impairment of long-lived assets	2.0	0.0
Total costs and expenses	104.0	98.4
Income (loss) from operations	(4.0)	1.6

Interest expense	(1.2)	(1.1)
Other income, net	0.4	0.6
Net (loss) income	(4.8)	1.6
Income taxes (benefit)	(1.9)	0.4
(Loss) income before income taxes (benefit)	(2.9)%	1.2%

     Summarized financial information concerning the Company’s reportable segments is shown in the following table. The other assets presented in the consolidated balance sheet and not in the reportable segments relate to the Company as a whole, and not individual segments. Also certain corporate overhead income and expenses in the consolidated statements of operations are not included in the reportable segments. With the acquisition of 20 Barnhill’s Buffet restaurants in fiscal 2009, the Company will change its reporting segments to the Buffet Division and Non-Buffet Division.

(Dollars in Thousands)

52 Weeks Ended January 28, 2008	HomeTown Buffet (1)	North’s Star (2)	Florida Buffets (3)	Summit (4)	Other	Total
Revenues	$24,367	$5,348	$18,032	$20,985	$—	$68,732
Food cost	9,276	2,248	7,161	6,671	—	25,356
Labor cost	8,088	1,999	6,443	7,383	—	23,913
Interest income	—	—	—	—	24	24
Interest expense	(151)	—	—	—	(707)	(858)
Depreciation & amortization	960	170	341	557	70	2,098
Impairment of long-lived assets	275	—	1,034	92	—	1,401
Income (loss) before income taxes	(789)	(382)	(1,431)	2,443	(3,157)	(3,316)

52 Weeks Ended January 29, 2007	HomeTown Buffet (1)	North’s Star (2)	Florida Buffets (3)	Summit (4)	Other	Total
Revenues	$27,258	$2,301	$11,642	$17,447	$—	$58,648
Food cost	10,302	970	4,312	5,205	—	20,789
Labor cost	8,797	876	3,913	6,088	—	19,674
Interest income	—	—	—	—	93	93
Interest expense	(167)	—	—	—	(448)	(615)
Depreciation & amortization	989	88	419	509	64	2,069
Impairment of long-lived assets	—	—	—	—	—	—
Income (loss) before income taxes	117	(364)	510	2,627	(1,936)	954

(1) The same store sales declined this year resulting in higher labor costs for HomeTown Buffet as a percentage of sales. Food costs were higher as a percentage of sales this year primarily attributable to higher protein and grain prices in the current year.  Management believes sales decreased because of general economic conditions and increased competition in certain areas.  HomeTown Buffet also had higher labor costs as a percentage of sales compared to the prior year primarily from higher starting wages and higher minimum wages in certain markets.  The decline in income loss before income taxes in the current year which was primarily the result of higher food, labor and $275,000 in impairment expenses and lower sales.

(2) The same store sales increased this year resulting in lower food and labor cost for North’s Star as a percentage of sales. The North’s Star division had three new Western Sizzlin restaurants, one new Oklahoma Steakhouse and one new JJ North’s restaurant which more than offset the one closed JJ North’s Country Buffet restaurant and contributed to higher sales.  The Oklahoma Steakhouse closed on December 8, 2007.  The losses in the Oklahoma Steakhouse increased the loss for the year compared to the prior year.

(3) The decline in income (loss) before income taxes in the current year in the Florida Buffet segment was primarily impairment expense of $1,034,000 in the current year compared to none in the prior year. In addition the decline was the result of higher food costs, labor costs and higher occupancy and other expenses in the five new Whistle Junction restaurants and the one new Holiday House restaurant as compared to the existing restaurants in the same segment. The increase in revenues was the result of six new restaurants.  These new restaurants contributed approximately $6.4 million more in sales compared to the prior year.

(4) The increase in sales from the six new restaurants contributed approximately $3.2 million in sales including the Pecos Diamond Steakhouse contribution of approximately $684,000 more than last year when Pecos opened during the second quarter. The decrease in income before income taxes was primarily due to the $234,000 gain on selling the restaurant facility in Laramie, Wyoming in the prior year.

Comparison of Fiscal 2008 to Fiscal 2007

          Total revenues increased $10.1 million or 17.2% from $58.6 million in fiscal 2007 to $68.7 million in fiscal 2008.  Sales from the Company’s 16 new store openings in fiscal 2008 and fiscal 2007 were a net increase of approximately $12.7 million. Sales lost from closed stores represented a net decrease of approximately $1.3 million.  Same store sales decreased approximately 2.5% primarily due to increased competition in certain markets.

Food costs as a percentage of total revenues increased from 35.5% during in fiscal 2007 to 36.9% in fiscal 2008.  The increase in food costs as a percentage of total revenue was primarily attributable to the higher protein and grain prices in the current year.

Labor costs as a percentage of total revenues increased from 33.6% in fiscal 2007 to 34.8% in fiscal 2008 and actual labor costs increased by $4.2 million.  The increase in labor cost and as a percentage of revenue resulted primarily from higher starting wages in certain markets in fiscal 2008 as compared to the fiscal year 2007 and higher minimum wages in certain states in the current year.  In the fiscal year 2008 approximately 700 employees have had minimum wage increases from $0.10 to $0.70 per hour.

Occupancy and other expenses as a percent of total revenues increased from 21.8% in fiscal 2007 to 22.1% in fiscal 2008. The increase as a percentage of revenues for the 52-week period ended January 28, 2008 was primarily attributable to decreased revenues in the stores opened during both years and increased variable expenses. The fixed portion of occupancy costs is primarily fixed costs for property leases and related common area maintenance and property taxes.  Increases in variable costs were attributable to an increase of 0.5% in utility costs as a percentage of revenue in the current year compared to the prior year.

General and administrative expenses as a percentage of total revenues increased from 4.1% in fiscal 2007 to 5.2% in fiscal 2008 and actual costs increased by $1,123,000.  The increase for the 52-week period ended January 28, 2008 was primarily attributable to higher contingency expenses and higher field costs associated with acquisitions as compared to the prior fiscal year.

Depreciation and amortization as a percent of total revenues decreased from 3.5% in fiscal 2007 to 3.0% in fiscal 2008. The decrease as a percentage of revenue is primarily attributable to certain equipment and impaired assets being fully depreciated for the 52-week period ended January 28, 2008 as compared to the 52-week period ended January 29, 2007 and our depreciation per revenue for the new stores compared to existing stores.  The acquisition costs in certain new stores were on the average lower than existing stores resulting in lower depreciation expense in these new stores

Impairment of long-lived assets increased from 0.0% in fiscal 2007 to 2.0% in fiscal 2008. The impairment in fiscal 2008 totaled $238,000 for the impairment of one restaurant’s leasehold improvements and $8,000 for franchise costs where projected undiscounted cash flows were less than the net book value of the assets and approximately $29,000 of impairment to equipment held for future use and approximately $1,126,000 for the impairment of goodwill.

Interest expense as a percent of total revenues increased from 1.1% in fiscal 2007 to 1.3% in fiscal 2008. The increase as a percentage of total revenue was primarily attributable to higher debt balances in fiscal 2008 compared to fiscal 2007.  The higher debt balances resulted from the acquisitions in fiscal 2008 using real estate mortgages and a higher average revolving credit balance.

The income tax provision (benefit) totaled $(1,315,000) or (39.7%) of pre-tax income in fiscal 2008 as compared to $238,000 or 25% of pre-tax income in fiscal 2007.

Liquidity and Capital Resources

The Company has historically financed operations through a combination of cash on hand, cash provided from operations and available borrowings under bank lines of credit.

As of January 28, 2008, the Company had $736,000 in cash.  Cash and cash equivalents increased by $318,000 during the fiscal year ended January 28, 2008. The net working capital deficit was $(8,348,000) and $(4,913,000) at January 28, 2008 and January 29, 2007, respectively.  The Company spent approximately $4,400,000 on capital expenditures in fiscal 2008 to, among other things, acquire the equipment, building and land for the Western Sizzlin Restaurant in Magee, Mississippi, the equipment, building and land for the Bar H Steakhouse in Dalhart, Texas and the equipment, building and land for the Western Sizzlin Restaurant in Magnolia, Arkansas.  In connection with these acquisitions, the Company incurred a total of approximately $2,300,000 in new restaurant specific debt secured by the acquired assets.  The Company received net proceeds of approximately $746,000 in September 2007 when it sold its equipment, building and land in Spanish Fork, Utah.  The facility had been a non-operating unit leased to a third party.

Cash provided by operations was $3.0 million for fiscal 2008 and $2.7 million for fiscal 2007.

The Company had a $3,000,000 unsecured revolving line of credit with M&I Marshall & Ilsley Bank which provided working capital.  The M&I revolving line of credit bore interest at LIBOR plus two percent per annum.   The Company replaced the M&I revolving line of credit on January 31, 2008 with a Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The Credit Facility was utilized to retire the Company’s unsecured revolving line of credit with M&I Marshall & Ilsley Bank; to fund the acquisition of assets associated with sixteen (16) Barnhill’s Buffet restaurants; and to provide additional working capital.  On February 29, 2008 the Company amended its Credit Facility with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000. The increase in the Credit Facility was used to fund the acquisition of four Barnhill’s Buffet by its newly formed, wholly-owned, independently capitalized subsidiary, Starlite Holdings, Inc.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The term loan balance was $6,825,000 on April 14, 2008.  A $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of April 14, 2008, no balance was outstanding on the revolving line of credit.

On February 1, 2001, the Company entered into a $460,000 15 year fixed rate first real estate mortgage with Victorium Corporation. The mortgage has monthly payments including interest of $6,319. The interest rate is 7.5%. The mortgage is secured  the Company’s restaurant in Ocala, Florida. The balance at January 28, 2008 and January 29, 2007 was $311,000 and $325,000, respectively.

On May 2, 2002, the Company entered into a $1,500,000 ten year fixed rate first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $17,894. The interest rate is7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 28, 2008 and January 29, 2007 was $624,000 and $877,000, respectively.

On December 19, 2003, the Company entered into a $1,470,000 six year fixed rate first real estate mortgage with Platinum Bank.  The mortgage has monthly payments including interest of $12,678 with a balloon payment of $475,000 due on December 19, 2009. The interest rate is 7.25%.  The mortgage is secured by the Company’s BuddyFreddys restaurant in Plant City, Florida.  The balance at January 28, 2008 and January 29, 2007 was $1,115,000 and $1,237,000, respectively.

On February 25, 2004, the Company entered into a $1,250,000 seven year fixed rate first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $18,396. The interest rate is 6.1%. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 28, 2008 and January 29, 2007 was $404,000 and $721,000, respectively.

On July 29, 2004, the Company entered into a $550,000 ten year fixed rate first real estate mortgage with Heritage Bank.  The mortgage has monthly payments including interest of $6,319. The interest rate is 6.75%. The mortgage is secured by the Company’s JB’s Family Restaurant in Great Falls, Montana. The balance at January 28, 2008 and January 29, 2007 was $391,000 and $430,000, respectively.

On October 27, 2004, the Company entered into a $1,275,000 five year fixed rate first real estate mortgage with Bank of Utah.  The mortgage has monthly payments including interest of $14,371 with a balloon payment of $752,000 due on October 26, 2009. The interest rate is 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios.  The mortgage is secured by the Company’s HomeTown Buffet restaurant in Layton, Utah. The balance at January 28, 2008 and January 29, 2007 was $840,000 and $1,008,000, respectively.

On September 16, 2005, the Company entered into a $300,000 five year fixed rate real estate mortgage with Naisbitt Investment Company.  The mortgage has monthly payments including interest of $5,870. The interest rate is 6.5%.  The mortgage is secured by the Company’s JB’s Restaurant in Rexburg, Idaho.  The balance at January 28, 2008 and January 29, 2007 was $169,000 and $206,000, respectively.

On June 1, 2006, the Company entered into a $564,000 five year fixed rate first real estate mortgage with Dalhart Federal Savings and Loans.  The mortgage has monthly payments including interest of $6,731. The interest rate is 7.63%. The mortgage is secured by the Company’s K-BOB’S Steakhouse in Dumas, Texas. The balance at January 28, 2008 and January 29, 2007 was $497,000 and $525,000, respectively.

On November 8, 2006, the Company entered into a $595,000 five year fixed rate first real estate mortgage with Wells Fargo Bank.  The mortgage has monthly payments including interest of $8,055. The interest rate is 7.5%. The mortgage is secured by the Company’s Pecos Diamond Steakhouse in Artesia, New Mexico. The balance at January 28, 2008 and January 29, 2007 was $461,000 and $560,000, respectively.

On January 30, 2007, the Company entered into a $900,000 five year fixed rate real estate mortgage with Fortenberry’s Beef of Magee, Inc.  The mortgage has monthly payments including interest of $17,821. The interest rate is 7%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magee, Mississippi. The balance at January 28, 2008 was $740,000.

On May 29, 2007, the Company entered into a $500,000 five year fixed rate real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments including interest of 5,903 with a balloon payment of $301,345 due on June 1, 2012.  The interest rate is 7.38%.  The mortgage is secured by the Company’s Bar H Steakhouse restaurant in Dalhart, Texas.  The balance at January 28, 2008 was $477,000.

On June 19, 2007, the Company entered into a $520,000 five year fixed rate real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments including interest of $4,676 with a balloon payment of $407,313 due on June 19, 2012.  The interest rate is 7%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magnolia, Arkansas.   The balance at January 28, 2008 was $508,000.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. bears interest at 8.5%. The Company expensed and paid $78,458 to Mr. Wheaton for interest during the fiscal year. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds to acquire restaurants and provide working capital.

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

Off-balance Sheet Arrangements

As of January 28, 2008, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt (1)(2)	$7,995	$1,038	$3,412	$2,699	$846
Operating leases (3)	11,079	2,691	3,197	2,224	2,967
Capital leases (3)	110	55	55	—	—
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$19,184	$3,784	$6,664	$4,923	$3813

(1) See Note 5 to the consolidated financial statements for additional information.

(2) Long-term debt includes note payable to officer.

(3) See Note 6 to the consolidated financial statements for additional information.

Impact of Inflation

Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company’s operations. Historically, the Company has been able to pass on certain associated costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 28, 2008, included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have any reserves for the fiscal year ending January 28, 2008 and January 29, 2007.

Notes Receivable

Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have any reserves for the fiscal year ending January 28, 2008 and January 29, 2007.

Income Taxes

Periodically, the Company records (or reduces) the valuation allowance against deferred tax assets to the amount that is more likely than not to be realized based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.  The Company expects to continue to record a valuation allowance on certain future tax benefits as required under SFAS 109.

The assets are evaluated each period under the requirements of SFAS 109. Currently, the Company does not have a valuation allowance against deferred tax assets since the Company expects to utilize all deferred tax assets.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company does not have any tax positions that require recognition under Fin 48 as of April 14, 2008.

Property, Buildings and Equipment

Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building and leasehold improvements	15 – 20
Furniture, fixtures and equipment	5 – 8

Building and leasehold improvements are amortized over the lesser of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements may be required to be recognized immediately which could result in a significant charge adversely affecting the operating results of that period.

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

Impairment of Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of operations for the year ended January 29, 2007.  The Company recorded impairment expense of $1,401,000 for goodwill in fiscal year ended January 28, 2008.

SFAS 142 requires that goodwill be tested for impairment by comparing the fair value of each reporting unit that included goodwill to the carrying amount of the reporting unit.  The Company performed the transitional impairment test and determined that the carrying amount of relevant reporting units was in excess of the fair value of those units.  This resulted in a transitional impairment loss of $849,000 which was reported as a cumulative effect of a change in accounting principle, net of a tax benefit of $289,000 in the first quarter of fiscal 2003.  Subsequent to the adoption of SFAS 142, the Company evaluates goodwill for impairment annually or when a triggering event occurs that indicates a potential impairment may have occurred in accordance with SFAS 142.  Future impairments of goodwill, if any, will adversely affect the results of operations in the periods recognized.

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

Insurance Programs

Historically, the Company was self-insured for casualty claims, retaining commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Effective January 1, 2008 the company purchased commercial insurance for casualty claims in excess of $100,000 per claim.  Accruals for self-insured losses include estimates based on historical information and expected future developments. Differences in estimates and assumptions could result in actual liabilities that are materially different from the calculated accruals.

Recently Adopted Accounting Pronouncements

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

In June 2006, the FASB ratified EITF consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This EITF addresses the presentation of taxes in the income statement. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, which for us is the first quarter of fiscal 2008. EITF 06-3 has not had an impact on our consolidated financial position or results of operations in fiscal 2008.

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

New Accounting Pronouncements Not Yet Adopted

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks relates to interest rate changes on the Revolving Line of Credit, of which $1,349,000 and $0 was outstanding as of January 28, 2008 and April 14, 2008, respectively.  The current Revolving Line of Credit interest rate is LIBOR plus two percent or approximately 5.3% on January 28, 2008. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk

The Company purchases a number of food items and utilizes utilities, most of which are influenced by the associated commodity prices. Although many of the products and utilities purchased are subject to changes in the associated commodity prices, certain purchasing contract arrangements containing risk management techniques designed to minimize price volatility in the short-term are available to the Company. Typically the Company uses these types of purchasing techniques to minimize price volatility.  The Company does not utilize financial instruments to hedge commodity price. The Company believes it will be able to address significant commodity cost increases by adjusting its menu pricing, menu mix or changing our product delivery strategy. However, rapid increases in commodity prices would likely result in lower operating margins for our restaurant concepts, particularly in the short-term.

Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements included at “Item 15. Exhibits and Financial Statement Schedules”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls and Procedures

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and Notes to the consolidated financial statements. The financial statements were prepared in accordance with the accounting principles generally accepted in the U.S. and include certain amounts based on management’s judgment and best estimates. Other financial information presented is consistent with the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed under the supervision of the Company’s principal executive and financial officers in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)      Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

(ii)     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our principal executive officer and principal financial officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2008. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our principal executive officer and principal financial officers have concluded that the internal controls over financial reporting were not effective as of  January 28, 2008 and that certain significant deficiencies and material weaknesses existed for the period covered by this Annual Report on Form 10-K. The one significant deficiency and two material weaknesses identified included:

•      Inadequate segregation of duties (significant deficiency);

•      Untimely account reconciliations (material weakness); and an

•      Inadequate documentation of cash disbursements (material weakness).

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

This is a small public company. Effective internal control contemplates segregation of duties so that no one individual handles a transaction from inception to completion. Currently, there are not enough accounting personnel to permit an adequate segregation of duties in all respects and thus a significant deficiency in our internal control exists. Management has commenced an evaluation of staffing levels and responsibilities so as to comply with the segregation of duties requirements.

With respect to account reconciliation and cash disbursements, management has instituted additional internal control procedures to insure that: a) account reconciliations are completed earlier in the accounting cycle; and b) disbursements are not made prior to submission and approval of adequate supporting documentation.

The annual report on internal control over financial reporting does not include an attestation report of our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual report on Form 10-K for the fiscal year ended January 28, 2008.

Item 9B. Other Information

None.

PART III

Item 10. Director, Executive Officers and Corporate Governance

Certain information concerning the current directors and executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

The remaining information is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008.

Item 11. Executive Compensation

The information pertaining to executive compensation is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company’s definitive Proxy Statement to for our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008.

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

STAR BUFFET, INC.
(Registrant)

April 24, 2008	By:	/s/	ROBERT E. WHEATON
Robert E. Wheaton
Chief Executive Officer and President
(principal executive officer)

April 24, 2008	By:	/s/	RONALD E. DOWDY
Ronald E. Dowdy
Group Controller, Treasurer and Secretary
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	ROBERT E. WHEATON	Chief Executive Officer,	April 24, 2008
	Robert E. Wheaton	President and Director

/s/	RONALD E. DOWDY	Group Controller, Treasurer	April 24, 2008
	Ronald E. Dowdy	and Secretary

/s/	THOMAS G. SCHADT	Director	April 14, 2008
Thomas G. Schadt

/s/	PHILLIP “BUDDY” JOHNSON	Director	April 14, 2008
Phillip “Buddy” Johnson

/s/	CRAIG B. WHEATON	Director	April 14, 2008
Craig B. Wheaton

/s/	B. THOMAS M. SMITH, JR.	Director	April 14, 2008
B. Thomas M. Smith, Jr.

/s/	TODD S. BROWN	Director	April 14, 2008
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

/s/ Robert E. Wheaton
Robert E. Wheaton, Chairman of the Board and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

STAR BUFFET, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries (a Delaware Corporation) as of January 28, 2008 and January 29, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Buffet, Inc. and Subsidiaries as of January 28, 2008 and January 29, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.
MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
April 24, 2008

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 28, 2008	January 29, 2007
ASSETS

Current assets:
Cash and cash equivalents	$736,000	$418,000
Current portion of notes receivable	—	58,000
Receivables, net	431,000	435,000
Income tax receivables	665,000	—
Inventories	412,000	548,000
Deferred income taxes	319,000	310,000
Prepaid expenses	166,000	320,000
Total current assets	2,729,000	2,089,000

Property, buildings and equipment:
Property, buildings and equipment, net	20,816,000	17,479,000
Property and equipment under capitalized leases, net	71,000	751,000
Property and equipment leased to third parties, net	3,126,000	4,291,000
Property, buildings and equipment held for future use	2,547,000	1,892,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	27,491,000	25,344,000

Other Assets:
Notes receivable, net of current portion	704,000	1,873,000
Deposits and other	623,000	245,000
Total other assets	1,327,000	2,118,000

Deferred income taxes	2,765,000	2,097,000

Intangible assets:
Goodwill	551,000	1,677,000
Other intangible assets, net	839,000	843,000
Total intangible assets	1,390,000	2,520,000

Total assets	$35,702,000	$34,168,000

The accompanying notes are an integral part of the consolidated financial statements.

	January 28, 2008	January 29, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$4,959,000	$2,657,000
Payroll and related taxes	1,401,000	1,281,000
Sales and property taxes	1,297,000	901,000
Rent, licenses and other	808,000	608,000
Income taxes payable	176,000	628,000
Revolving line of credit	1,349,000	336,000
Current maturities of obligations under long-term debt	1,038,000	434,000
Current maturities of obligations under capital leases	49,000	157,000
Total current liabilities	11,077,000	7,002,000

Deferred rent payable	1,846,000	1,294,000
Other long-term liability	493,000	—
Note payable to officer	1,400,000	—
Capitalized lease obligations, net of current maturities	54,000	1,239,000
Long-term debt, net of current maturities	5,557,000	5,455,000
Total liabilities	20,427,000	14,990,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,170,675 and 3,170,675 shares	3,000	3,000
Additional paid-in capital	17,491,000	17,491,000
(Accumulated deficit) Retained earnings	(2,219,000)	1,684,000
Total stockholders’ equity	15,275,000	19,178,000

Total liabilities and stockholders’ equity	$35,702,000	$34,168,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	January 28, 2008	January 29, 2007	January 30, 2006

Total revenues	$68,732,000	$58,648,000	$56,305,000
Costs and expenses
Food costs	25,356,000	20,789,000	19,429,000
Labor costs	23,913,000	19,674,000	18,260,000
Occupancy and other expenses	15,187,000	12,772,000	11,763,000
General and administrative expenses	3,549,000	2,426,000	2,179,000
Depreciation and amortization	2,098,000	2,069,000	2,120,000
Impairment of long-lived assets	1,401,000	—	369,000
Total costs and expenses	71,504,000	57,730,000	54,120,000
(Loss) income from operations	(2,772,000)	918,000	2,185,000

Interest expense	(858,000)	(616,000)	(648,000)
Interest income	24,000	93,000	361,000
Gain on sale of assets	31,000	230,000	—
Other income	259,000	329,000	319,000
(Loss) income before income taxes (benefit)	(3,316,000)	954,000	2,217,000

Income tax provision (benefit)	(1,315,000)	238,000	420,000

Net (loss) income	$(2,001,000)	$716,000	$1,797,000

Net (loss) income per common share— basic	$(0.63)	$0.23	$0.60
Net (loss) income per common share— diluted	$(0.63)	$0.23	$0.56
Weighted average shares outstanding — basic	3,171,000	3,147,000	2,990,000
Weighted average shares outstanding — diluted	3,171,000	3,164,000	3,209,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained
			Additional	Officer’s	Earnings		Total
	Common Stock		Paid-In	Notes	(Accumulated)	Treasury	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit)	Stock	Equity

Balance at January 31, 2005	2,950,000	3,000	16,351,000	(698,000)	4,119,000	—	19,775,000
Exercised stock options	53,000	—	267,000	—	—	—	267,000
Dividend	—	—	—	—	(2,253,000)	—	(2,253,000)
Payment by officer	—	—	—	698,000	—	—	698,000

Net income	—	—	—	—	1,797,000	—	1,797,000

Balance at January 30, 2006	3,003,000	3,000	16,618,000	—	3,663,000	—	20,284,000

Exercised stock options	168,000	—	873,000	—	—	—	873,000
Dividend	—	—	—	—	(2,695,000)	—	(2,695,000)

Net income	—	—	—	—	716,000	—	716,000

Balance at January 29, 2007	3,171,000	$3,000	$17,491,000	$—	$1,684,000	$—	$19,178,000

Dividend	—	—	—	—	(1,902,000)	—	(1,902,000)

Net income	—	—	—	—	(2,001,000)	—	(1,302,000)

Balance at January 28, 2008	3,171,000	$3,000	$17,491,000	$—	$(2,219,000)	$—	$15,275,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 28, 2008	Fifty-Two Weeks Ended January 29, 2007	Fifty-Two Weeks Ended January 30, 2006
Cash flows from operating activities:
Net (loss) income	$(2,001,000)	$716,000	$1,797,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,980,000	1,956,000	2,003,000
Amortization of franchise and licenses	95,000	91,000	94,000
Amortization of loan costs	23,000	22,000	23,000
Gain on sale of assets	(31,000)	(230,000)	—
Impairment of long-lived assets	1,401,000	—	369,000
Deferred income taxes, net	(677,000)	41,000	(439,000)
Change in operating assets and liabilities:
Receivables	(51,000)	(138,000)	123,000
Inventories	136,000	(119,000)	36,000
Prepaid expenses	154,000	(188,000)	(58,000)
Deposits and other	(378,000)	(112,000)	91 ,000
Deferred rent payable	(38,000)	(23,000)	(3,000)
Accounts payable-trade	2,302,000	479,000	441,000
Income taxes receivable	(665,000)	—	—
Income taxes payable	(452,000)	(263,000)	170,000
Other accrued liabilities	1,210,000	451,000	(781,000)
Total adjustments	5,009,000	1,967,000	2,069,000
Net cash provided by operating activities	3,008,000	2,683,000	3,866,000
Cash flows from investing activities:
Payments on notes receivable	20,000	1,323,000	82,000
Acquisition of property, buildings and equipment	(4,392,000)	(2,505,000)	(493,000)
Interest income	(1,000)	(2,000)	(1,000)
Issuance of note receivable	—	(100,000)	(1,640,000)
Proceeds from the sale of assets	746,000	171,000	—
Purchase of license and trademarks	(35,000)	(230,000)	(25,000)
Payments by officer	—	—	698,000
Net cash used in investing activities	(3,662,000)	(1,343,000)	(1,379,000)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,988,000	1,159,000	—
Payments on long-term debt	(1,282,000)	(929,000)	(577,000)
Proceeds from stock options exercised	—	873,000	267,000
Loan from officer	1,400,000	—	698,000
Proceeds from line of credit, net	1,013,000	336,000	—
Capitalized loan costs	(87,000)	(14,000)	(10,000)
Principal payments on capital leases	(158,000)	(143,000)	(115,000)
Dividends paid	(1,902,000)	(2,695,000)	(2,253,000)
Net cash provided by (used) in financing activities	972,000	(1,413,000)	(2,688,000)

Net increase (decrease) in cash and cash equivalents	318,000	(73,000)	(201,000)
Cash and cash equivalents at beginning of period	418,000	491,000	692,000
Cash and cash equivalents at end of period	$736,000	$418,000	$491,000

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

The operating results for the 52-week period ended January 28, 2008 included 52 weeks of operations for the Company’s 12 franchised HomeTown Buffets, seven JB’s restaurants, five Whistle Junction restaurants, three 4B’S restaurants, three Holiday House restaurants, three Western Sizzlin restaurants, two JJ North’s Grand Buffets, two BuddyFreddys restaurants, two BuddyFreddys Country Buffets, two K-BOB’S Steakhouses, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Casa Bonita Mexican theme restaurant. The Company also had five restaurants currently closed for remodeling and repositioning, three restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company’s restaurants are located in Arkansas, Arizona, Colorado, Florida, Georgia, Idaho, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming.

The operating results for the 52-week period ended January 29, 2007 included 52 weeks of operations for the Company’s 14 franchised HomeTown Buffet restaurants, six JB’s restaurants, three K-BOB’S Steakhouses, two BuddyFreddys restaurants, two BuddyFreddys Country Buffets, two Holiday House restaurants, one JJ North’s Grand Buffet restaurant, and one Casa Bonita Mexican theme restaurant.  The Company also opened the following during the year, one K-BOB’S Steakhouse for 48 weeks, one Pecos Diamond Steakhouse for 29 weeks, one Western Sizzlin restaurant for 16 weeks and five Whistle Junction restaurants for 9 weeks.  In addition, operating results include 19 weeks for one Buddy Freddy’s Country Buffet closed during the fiscal year 2007.  Results also include 33 weeks for one JJ North’s Country Buffet restaurant closed during the fiscal year 2007.  Eight restaurants were closed at the end of the 2007 fiscal year for repositioning. Four of the eight closed restaurants have been leased to third-property operators, three restaurants remain closed for remodeling and repositioning and another closed restaurant was reported as property held for sale.

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

Revenue Recognition

The Company’s principal source of revenue is from customer dining transactions.  Revenue is recognized at the time the meal is purchased, primarily by cash or credit card.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have any valuation allowance for the years ending January 28, 2008 and January 29, 2007.

Consideration Received from Vendors

The Company records vendor rebates on products purchased as a reduction of cost of sales. The allowances are recognized as earned in accordance with the written agreements with vendors.

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

Building and leasehold improvements are amortized over the lesser of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception as reasonably likely to be exercised. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements may be required to be recognized immediately which could result in a significant charge adversely affecting the operating results of that period.

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

The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with

SFAS 142. Goodwill is tested for impairment at the reporting unit level. Because SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment, the Company reviews goodwill for possible impairment at the individual restaurant level. Six reporting units (restaurants) had recorded goodwill associated with them for fiscal 2008 and fiscal 2007.

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to the carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of the six reporting units and any other facts and data pertinent to valuing the reporting units in our impairment test. In fiscal 2007 the Company determined that there was no goodwill impairment.  In fiscal 2008, the impairment expense for goodwill was $1,126,000.

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2008.

Other Intangible Assets

Other intangible assets are comprised of franchise fees, loan acquisition costs, and the JB’s license agreement. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years.  Loan costs are amortized using the straight-line method over the lesser of the life of the loan or five years (which approximates the effective interest method). The JB’s license agreement is being amortized using the straight-line method over 11 years.  The Company has the trademarks and intangible assets of Whistle Junction, Holiday House and 4B’s for $230,000, $25,000 and $25,000, respectively.  These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142.

	Gross	Accumulated
	Carrying Amt	Amortization	Net
Fiscal 2008
Franchise and license fees	$1,363,000	$(631,000)	$732,000
Loan acquisition costs	200,000	(93,000)	107,000
Total	$1,563,000	$(716,000)	$839,000
Fiscal 2007
Franchise and license fees	$1,378,000	$(578,000)	$800,000
Loan acquisition costs	113,000	(70,000)	43,000
Total	$1,491,000	$(648,000)	$843,000

The table below shows expected amortization for purchased finite intangibles as of January 28, 2008 for the next five years:

Fiscal Year
2009	130,000
2010	122,000
2011	117,000
2012	114,000
2013	64,000
Thereafter	12,000
Total	$559,000

The Company acquired the JB’s license agreement in November 2002 for $773,000.  Amortization expense for the JB’s license agreement was $78,000 in fiscal 2008 and 2007.  Amortization of franchise and license fees were $95,000 and $91,000 for the fiscal years ending January 28, 2008 and January 29, 2007, respectively.  Amortization of loan costs were $23,000 and $22,000 for the fiscal years ending January 28, 2008 and January 29, 2007, respectively.

Impairment of Long-Lived Assets

The Company determines that an impairment write down is necessary for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.   The impairment expense in fiscal 2008 was for goodwill, leasehold improvement, equipment and franchise fees of $1,126,000, $238,000, $29,000 and $8,000, respectively.  Impairment expense charged to operations was $1,401,000 and $0 for the years ended January 28, 2008 and January 29, 2007, respectively.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $0 of pre-opening costs during fiscal 2008 and 2007.

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

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $916,000 and $670,000, for the years ended January 28, 2008 and January 29, 2007, respectively.

Insurance Programs

Historically, the Company was self-insured for most casualty claims, with commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Effective January 1, 2008 the Company purchased commercial insurance for casualty claims in excess of $100,000 per claim.  Accruals for self-insured losses include estimates based on historical information and expected future developments.  Differences in estimates and assumptions could result in actual liabilities that are materially different from the calculated accruals.  Valuation reserves for the years ended January 28, 2008 and January 29, 2007, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 28, 2008	$66,500	$2,080	$(14,580)	$54,000
Year ended January 29, 2007	$50,000	$27,500	$(11,000)	$66,500

Leases

The Company has various lease commitments on store locations. Expenses of operating leases with escalating payment terms are recognized on a straight-line basis over the lives that conform to the related term used to depreciate leasehold improvements on the leased property.  Contingent rental payments are triggered by surpassing annual base revenue levels set forth in certain of our lease agreements.  Contingent rental expense is recorded in each month that our revenue exceeds the monthly base revenue levels as set forth in the relevant lease agreement.  In situations where the contingent rent is based on annual sales or cumulative sales to date, contingent rental expense is recorded when it is determined probable that we will exceed the established threshold.

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

Earnings (Loss) per Share

The Company applies Statement of Financial Accounting Standards No. 128 (SFAS No. 128), which requires the calculation of basic and diluted income (loss) per share.  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the fiscal year.  Diluted income (loss) per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method. The following is a reconciliation of the denominators used to calculate diluted earnings (loss) per share on net income (loss) for the respective fiscal years:

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 28, 2008	January 29, 2007

Weighted average common shares outstanding – basic	3,170,675	3,146,974
Dilutive effect of stock options	—	17,361
Anti-dilutive stock options	—	—
Weighted average common shares outstanding – diluted	3,170,675	3,164,335

Weighted average common shares used in the year ended January 28, 2008 to calculate diluted loss per share exclude stock options to purchase 40,000 shares of common stock as their effect was anti-dilutive.  Weighted average common shares used in the year ended January 29, 2007 to calculate diluted earnings per share exclude stock options to purchase 488,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

Fifty-Two
Weeks Ended
January 30, 2006
(dollars in thousands except per share amounts)
Net income (loss) attributable to common stockholders
As reported	$1,797
Employee stock compensation expense included in net income (loss) as reported	—
Pro forma compensation expense	(61)
Pro forma net income (loss)	$1,736
Per share – basic
As reported	$.60
Pro forma compensation expense	(.02)
Pro forma net income (loss)	$.58
Per share – diluted
As reported	$.56
Pro forma compensation expense	(.02)
Pro forma net income (loss)	$.54

Adoption of SFAS 123(R)

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton (“BSM”) valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123.   Such value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

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

In June 2006, the FASB ratified EITF consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This EITF addresses the presentation of taxes in the income statement. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, which for us is the first quarter of fiscal 2008. EITF 06-3 has not had an impact on our consolidated financial position or results of operations in fiscal 2008.

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

Reclassifications

None.

NOTE 2 — ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

NOTE 3 — NOTES RECEIVABLE

Notes receivable consist of the following:

	January 28, 2008	January 29, 2007
Notes receivable from North’s Restaurants, Inc.	$490,000	$1,475,000
Notes receivable from strategic partners	214,000	436,000
Notes receivable from landlord	—	20,000
Total notes receivable	704,000	1,931,000
Less current portion	—	58,000
Notes receivable, net of current portion	$704,000	$1,873,000

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions.  In most cases, these loans are secured and include, as part of terms and conditions, the Company’s right to convert the loan into ownership of the restaurants.  Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons.  This financing strategy entails significant risk.  Currently, the Company has two loans outstanding and both are in default.  However, because the Company anticipates full recovery of amounts outstanding through either repayment or conversion to ownership, historically no provision for doubtful accounts has been established.  Management is continually evaluating the collectibility on an ongoing basis. While estimates to date have been within our expectations, a change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of receivables.

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

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s and when North’s defaulted the Company sued for enforcement. In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated

Promissory Note (the “Star Buffet Promissory Note).  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord.  The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court.  The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes current and future cash flows including asset sales are adequate for recovery of the remaining principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of January 28, 2008.

NOTE 4 — PROPERTY, BUILDINGS AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	January 28, 2008	January 29, 2007
Property, buildings and equipment:
Furniture, fixtures and equipment	$13,708,000	$13,372,000
Land	4,185,000	3,410,000
Buildings and leasehold improvements	23,478,000	21,501,000
	41,371,000	38,283,000

Less accumulated depreciation	(20,555,000)	(20,804,000)
	$20,816,000	$17,479,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$706,000	$3,193,000
Less accumulated amortization	(635,000)	(2,442,000)
	$71,000	$751,000

In January 2008, the Company modified two existing capital leases.  The lease modifications resulted in property and equipment under capitalized leases being reduced approximately $2,500,000 since these leases are now treated as operating leases.  Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds currently in nine non-operating units. Three of the nine non-operating restaurants have been leased to third-party operators; five are closed for remodeling and/or repositioning; one is closed and classified as property held for sale at January 28, 2008. The components are as follows:

	January 28, 2008	January 29, 2007
Property, buildings and equipment leased to third parties:
Equipment	$974,000	$1,111,000
Land	1,266,000	1,594,000
Buildings and leaseholds	2,631,000	3,752,000
	4,871,000	6,457,000

Less accumulated depreciation	(1,745,000)	(2,166,000)
	$3,126,000	$4,291,000

	January 28, 2008	January 29, 2007
Property, buildings and equipment held for future use:
Equipment	$8,033,000	$6,398,000
Land	517,000	517,000
Buildings and leaseholds	2,066,000	852,000
	10,616,000	7,767,000

Less accumulated depreciation	(8,069,000)	(5,875,000)
	$2,547,000	$1,892,000

	January 28, 2008	January 29, 2007
Property and buildings held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

Depreciation expense for fiscal 2008 and 2007 totaled $1,980,000 and $1,956,000, respectively.  Impairment expense for fiscal 2008 and 2007 totaled $267,000 and $0, respectively.

NOTE 5 — LONG-TERM DEBT

The Company had a $3,000,000 unsecured revolving line of credit with M&I Marshall & Ilsley Bank which provided working capital for the Company. The M&I revolving line of credit bore interest at LIBOR plus two percent per annum.   The Company replaced the M&I revolving line of credit on January 31, 2008 with a Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The credit facility was utilized to retire the Company’s unsecured revolving line of credit with M&I Marshall & Ilsley Bank; to fund the acquisition of assets associated with sixteen (16) Barnhill’s Buffet restaurants; and to provide additional working capital to the Company.  On February 29, 2008 the Company amended the Credit Facility, increasing the term loan principal from $7,000,000 to $8,000,000. The increase in the Credit Facility was used to fund the acquisition of four additional Barnhill’s Buffet restaurants by a newly formed, wholly-owned, independently capitalized subsidiary, Starlite Holdings, Inc.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority perfected lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second priority lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The term loan balance was $6,825,000 on April 14, 2008.  A $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of April 14, 2008, no balance was outstanding on the revolving line of credit.  The Credit Facility contains a number of covenants and restrictions, including requirements to meet certain financial ratios and limitations with respect to the Company’s ability to make capital expenditures or to pay dividends.  The Companny’s quarterly financial covenants associated with this debt start May 19, 2008  The Company is required to obtain interest rate protection through an interest rate swap or cap arrangement with respect to not less than 50% of the term loan amount.  There is a 0.50% fee for the unused portion of the revolving line of credit and the Company has agreed to maintain its principal cash management services with Wells Fargo.  In connection with the Credit Facility, Wells Fargo was granted 42,440 shares of the Company’s restricted common stock.  The shares were valued at $252,094 and will be amortized over the life of the loan.  The credit facility can be prepaid in whole or part without penalty.  Furthermore, certain provisions of the Credit Facility require the Company to remit proceeds from asset dispositions, issuance of debt or equity, insurance proceeds, tax refunds and fifty percent (50%) of excess cash flow (as defined) to reduce the principal amount of the term loan and, thereafter, the revolving line of credit.  Under terms of the Credit Facility, the Company is permitted to pay an annual dividend.  However, restrictions imposed under terms of the Credit Facility may adversely impact the Company’s ability to pay an annual dividend as the Company has historically relied on multiple sources of cash to fund the dividend.

The Company intends to modestly expand operations through the acquisition of restaurants. During fiscal 2008, the Company acquired three 4B’S restaurants, two Western Sizzlin restaurants and one Bar-H Steakhouse. In addition, the Company opened one JB’S restaurant, one Holiday House restaurant and one one JJ North’s Country Buffet restaurant during the year.  The Company has some of this equipment available from stores closed in previous periods. There can be no assurance that the Company will be able to acquire additional restaurants or locations or, if acquired, that these restaurants will have a positive contribution to the Company’s results of operations.

    The Company believes that available cash, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements during the next 12 months. Management does not believe the net working capital deficit will have any effect on the Company’s ability to operate the business and meet obligations as they come due in the next 12 months. The Company projects that operating cash flows will exceed planned capital expenditures in the next 12 months and that funds will be available to return capital to stockholders in the form of dividends, share repurchases or both. There can be no assurance, however, that cash and cashflow from operations will be sufficient to satisfy its working capital and capital requirements for the next 12 months or beyond.

It is possible that changes in the Company’s operating results, unavailable loan capacity from the existing credit facility, acceleration of the Company’s capital expenditure plans, potential acquisitions or other events may cause the Company to seek additional financing. Additional financing may be raised through public or private equity and/or debt financing or from other sources.

On February 1, 2001, the Company entered into a $460,000 15 year fixed rate first real estate mortgage with Victorium Corporation. The mortgage has monthly payments including interest of $6,319. The interest rate is 7.5%. The mortgage is secured the Company’s restaurant in Ocala, Florida. The balance at January 28, 2008 and January 29, 2007 was $311,000 and $325,000, respectively.

On May 2, 2002, the Company entered into a $1,500,000 ten year fixed rate first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $17,894. The interest rate is7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 28, 2008 and January 29, 2007 was $624,000 and $877,000, respectively.

On December 19, 2003, the Company entered into a $1,470,000 six year fixed rate first real estate mortgage with Platinum Bank.  The mortgage has monthly payments including interest of $12,678 with a balloon payment of $475,000 due on December 19, 2009. The interest rate is 7.25% ..  The mortgage is secured by the Company’s BuddyFreddys restaurant in Plant City, Florida.  The balance at January 28, 2008 and January 29, 2007 was $1,115,000 and $1,237,000, respectively.

On February 25, 2004, the Company entered into a $1,250,000 seven year fixed rate first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $18,396. The interest rate is 6.1%. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 28, 2008 and January 29, 2007 was $404,000 and $721,000, respectively.

On July 29, 2004, the Company entered into a $550,000 ten year fixed rate first real estate mortgage with Heritage Bank.  The mortgage has monthly payments including interest of $6,319. The interest rate is 6.75%. The mortgage is secured by the Company’s JB’s Restaurant in Great Falls, Montana. The balance at January 28, 2008 and January 29, 2007 was $391,000 and $430,000, respectively.

On October 27, 2004, the Company entered into a $1,275,000 five year fixed rate first real estate mortgage with Bank of Utah.  The mortgage has monthly payments including interest of $14,371 with a balloon payment of $752,000 due on October 26, 2009. The interest rate is 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios.  The mortgage is secured by the Company’s HomeTown Buffet restaurant in Layton, Utah. The balance at January 28, 2008 and January 29, 2007 was $840,000 and $1,008,000, respectively.

On September 16, 2005, the Company entered into a $300,000 five year fixed rate real estate mortgage with Naisbitt Investment Company.  The mortgage has monthly payments including interest of $5,870. The interest rate is 6.5%.  The mortgage is secured by the Company’s JB’s Restaurant in Rexburg Idaho.  The balance at January 28, 2008 and January 29, 2007 was $169,000 and $206,000, respectively.

On June 1, 2006, the Company entered into a $564,000 five year fixed rate first real estate mortgage with Dalhart Federal Savings and Loans.  The mortgage has monthly payments including interest of $6,731. The interest rate is 7.63%. The mortgage is secured by the Company’s K-BOB’S Steakhouse in Dumas, Texas. The balance at January 28, 2008 and January 29, 2007 was $497,000 and $525,000, respectively.

On November 8, 2006, the Company entered into a $595,000 five year fixed rate first real estate mortgage with Wells Fargo Bank.  The mortgage has monthly payments including interest of $8,055. The interest rate is 7.5%. The mortgage is secured by the Company’s Pecos Diamond Steakhouse in Artesia, New Mexico. The balance at January 28, 2008 and January 29, 2007 was $461,000 and $560,000, respectively.

On January 30, 2007, the Company entered into a $900,000 five year fixed rate real estate mortgage with Fortenberry’s Beef of Magee, Inc.  The mortgage has monthly payments including interest of $17,821. The interest rate is 7%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magee, Mississippi. The balance at January 28, 2008 was $740,000.

On May 29, 2007, the Company entered into a $500,000 five year fixed rate real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments including interest of 5,903 with a balloon payment of $301,345 due on June 1, 2012.  The interest rate is 7.38%.  The mortgage is secured by the Company’s Bar H Steakhouse restaurant in Dalhart, Texas.  The balance at January 28, 2008 was $477,000.

On June 19, 2007, the Company entered into a $520,000 five year fixed rate real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments including interest of $4,676 with a balloon payment of $407,313 due on June 19, 2012.  The interest rate is 7%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magnolia, Arkansas.   The balance at January 28, 2008 was $508,000.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan dated June 15, 2007 was subordinated to the obligation to M&I Marshall & Ilsley Bank and is now subordinated to Wells Fargo Bank, N.A. and bears interest at 8.5%. The Company expensed and paid $78,458 for interest during the fiscal year. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds to acquire restaurants and provide working capital.

Long term debt and note payable to officer matures in fiscal years ending after January 28, 2008 as follows:

Fiscal Year
2009	1,038,000
2010	2,682,000
2011	730,000
2012	572,000
2013	2,127,000
Thereafter	846,000
Total	$7,995,000

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

Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 28, 2008 are as follows:

Fiscal year	Capital	Operating
2009	55,000	2,691,000
2010	55,000	1,904,000
2011	—	1,293,000
2012	—	1,201,000
2013	—	1,024,000
Thereafter	—	2,967,000
Total minimum lease payments:	110,000	$11,079,000
Less amount representing interest:	7,000
Present value of minimum lease payments:	103,000
Less current portion	49,000
Capital lease obligations excluding current portion	$54,000

Aggregate rent expense under non-cancelable operating leases during fiscal 2008 and 2007 are as follows:

	Fifty-Two Weeks Ended January 28, 2008	Fifty-Two Weeks Ended January 29, 2007
Minimum rentals	$3,213,000	$2,778,000
Straight-line rentals	(38,000)	(23,000)
Contingent rentals	102,000	104,000
	$3,277,000	$2,859,000

The Company reduces the deferred rent payable for stores in the year that were purchased or closed.  The $0 and $0 decrease in rent expense for stores purchased or closed in 2008 and 2007, respectively, is recognized in the straight-line rentals disclosed above.

The Company currently leases three non-operating units to tenants. The rental income for fiscal 2008 and 2007 was $261,000 and $279,000, respectively. Rental income is recognized on a straight-line basis over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 28, 2008 is as follows:

Fiscal Year
2009	208,000
2010	110,000
2011	60,000
2012	60,000
2013	60,000
Thereafter	55,000
Total	$553,000

NOTE 7 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 28, 2008	January 29, 2007
Current:
Federal	$(563,000)	$144,000
State	(75,000)	54,000
	(638,000)	198,000
Deferred:
Federal	(609,000)	36,000
State	(68,000)	4,000
	(677,000)	40,000
	$(1,315,000)	$238,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company’s provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 28, 2008	January 29, 2007
Income tax provision (benefit) at statutory rate	$(1,127,000)	$324,000
State income taxes	(115,000)	41,000
Nondeductible expenses	60,000	60,000
Federal income tax credits	(176,000)	(175,000)
Adjustment of estimated income tax accruals	43,000	(12,000)
	$(1,315,000)	$238,000

The adjustment of estimated income tax accruals in fiscal 2007 included adjustments from an IRS exam which lowered the income tax expense for the year.

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

.	January 28, 2008	January 29, 2007
Current deferred tax assets:
Accrued vacation	$96,000	$83,000
Accrued expenses and reserves	223,000	227,000
Total deferred tax assets	319,000	310,000
Long-term deferred tax assets:
Leases	734,000	1,000,000
Depreciation, amortization and impairments	1,678,000	1,084,000
Other	353,000	13,000
Total deferred tax assets, net	2,765,000	2,097,000
Valuation allowance	—	—
Net long term asset	2,765,000	2,097,000
Deferred tax assets	$3,084,000	$2,407,000

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years,

management believes it is more likely than not that the Company will be able to realize the benefit of the deferred tax assets existing at January 28, 2008 based on the Company’s expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

NOTE 8 — SEGMENT AND RELATED REPORTING

The Company has four reporting segments: HomeTown Buffet, North’s Star, Florida Buffets Division and Summit Restaurant Division. The Company’s reportable segments are aggregated based on brand similarities of operating segments. With the acquisition of 20 Barnhill’s Buffet restaurants in fiscal 2009, the Company will change its reporting segments to the Buffet Division and Non-Buffet Division.

As of January 28, 2008, the Company owned and operated 12 franchised HomeTown Buffets, seven JB’s Family restaurants, five Whistle Junction restaurants, four BuddyFreddys restaurants, three 4B’S restaurants, three Holiday House Family restaurants, three Western Sizzlin restaurants,  two JJ North’s Grand Buffet,  two K-BOB’S Steakhouses, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Casa Bonita Mexican restaurant. The Company also had six restaurants currently closed for remodeling and repositioning, three restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company’s restaurants are located in Arkansas, Arizona, Colorado, Florida, Georgia, Idaho, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming.

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

(Dollars in Thousands)

52 Weeks Ended January 28, 2008	HomeTown Buffet	North’s Star	Florida Buffets	Summit	Other	Total
Revenues	$24,367	$5,348	$18,032	$20,985	$—	$68,732
Interest income	—	—	—	—	24	24
Interest expense	(151)	—	—	—	(707)	(858)
Depreciation & amortization	960	170	341	557	70	2,098
Impairment of long-lived assets	275	—	1,034	92	—	1,401
Income (loss) before income taxes	(789)	(382)	(1,431)	2,443	(3,157)	(3,316)
Total assets	9,727	5,139	6,884	9,291	4,661	35,702

52 Weeks Ended January 29, 2007	HomeTown Buffet	North’s Star	Florida Buffets	Summit	Other	Total
Revenues	$27,258	$2,301	$11,642	$17,447	$—	$58,648
Interest income	—	—	—	—	93	93
Interest expense	(167)	—	—	—	(449)	(616)
Depreciation & amortization	989	88	419	509	64	2,069
Impairment of long-lived assets	—	—	—	—	—	—
Income (loss) before income taxes	117	(364)	510	2,627	(1,936)	954
Total assets	11,173	2,965	8,201	8,611	3,218	34,168

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company’s liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock, are fully paid and non-assessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock, which the Company may designate and issue in the future. The Company paid an annual cash dividend of $0.60 for both fiscal 2008 and fiscal 2007, respectively. The Company also paid a special dividend of $0.25 in fiscal 2007.

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

Officer’s Notes Receivable

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of Sarbanes-Oxley Act of 2002.  Mr. Wheaton owns approximately 44% of the Company’s outstanding common shares and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders.  The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank.  Repayment terms stipulate that the president would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, or the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment.  Management has elected not to record any interest income on the loans until the interest income was paid.  Mr. Wheaton paid $698,000 in principal and $250,000 in interest in June 2005.  Mr. Wheaton paid the last interest payment of $43,713 on May 22, 2006.

Common Stock Repurchase

On January 4, 2006, the Company announced that it had received necessary approval from its lender to commence with a buyback program to purchase up to 250,000 common shares.  As of January 28, 2008, the Company had repurchased 0 shares.  The timing and amount of shares purchased will be based on prevailing market conditions and other factors.  As of April 14, 2008, the Company had 3,213,075 common shares outstanding.

NOTE 10 — EMPLOYEE BENEFIT PLANS

401(k) Plan

In May 1998, the Company established a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employer contributions are at the discretion of the Company. The Company’s contributions to the plan were approximately $5,000 and $9,000, in administration costs for fiscal 2008 and 2007, respectively.  The plan had fewer than 50 participants as of April 18, 2006 and the Board of Directors authorized the termination of the plan.  As of April 17, 2007, the plan had 0 participants and had been terminated.

1997 Stock Incentive Plan

In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”), which authorizes the grant of options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for the award of “incentive stock options,” within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company.  A special committee appointed by the Board of Directors, has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1997 Plan.

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

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration

1997 Stock Incentive Plan	750,000	488,000	February 2015

Stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.

The stock option transactions and the options outstanding are summarized as follows:

	52 Weeks Ended
	January 28, 2008		January 29, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	528,000	$11.56	696,000	$8.90
Granted	—	—	—	—
Exercised	—	—	168,000	$5.22
Forfeited	488,000	$12.00	—	—
Outstanding at end of period	40,000	$6.20	528,000	$11.56

Exercisable at end of period	40,000	$6.20	528,000	$11.56

There were no options granted during the 52 weeks ended January 28, 2008 and January 29, 2007.

The following summarizes information about stock options outstanding at January 28, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	12,000	1.7	$5.00	12,000	$5.00
$6.70	28,000	7.0	$6.70	28,000	$6.70
	40,000			40,000

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	January 28, 2008	January 29, 2007	January 30, 2006
Cash paid for income taxes	$479,000	$460,000	$688,000
Cash paid for interest	687,000	772,000	631,000
Non-cash investing and financing activities are as follows:
Exchange of other receivable for equipment and leaseholds	$55,000	$—	$—
Acquisition of property with debt financing	—	—	300,000
Exchange of note receivable for equipment and leaseholds	1,207,000	1,285,000	—
Transfer of debt as a part of the sale of assets	—	616,000	—
Adjustment relating to lease modification for capital lease obligation	1,136,000	—	—
Adjustment relating to lease modification for deferred taxes	590,000	—	—
Adjustment relating to lease modification for fixed assets	546,000	—	—

NOTE 12 — RELATED PARTY TRANSACTIONS

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s President and Chief Executive Officer, the Company agreed to provide Mr. Wheaton with certain loans solely for the purchase of the Company’s common stock prior to the enactment of Sarbanes-Oxley Act of 2002. Mr. Wheaton owns approximately 44% of the Company’s outstanding common shares including exercisable options which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. The loans were secured by the common stock and bore interest at the prevailing rate set forth in the Company’s credit facility with M&I Marshall & Ilsley Bank. Repayment terms stipulate that the president would repay principal and interest on or before the later of the fifth anniversary date of the initial advance under the loan agreement, the date he received a lump sum payment per a termination clause or six month’s after the termination of his employment. Management elected not to record any interest income on the loans until the interest income was paid.  Mr. Wheaton paid $698,000 in principal and $250,000 in interest in June 2005.   There was no remaining principal balance due at January 30, 2006.  Mr. Wheaton paid the final interest payment of $43,713 on May 22, 2006.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan dated June 15, 2007 was subordinated to the obligation to M&I Marshall & Ilsley Bank and is now subordinated to Wells Fargo Bank, N.A. and bears interest at 8.5%. The Company expensed and paid $78,458 for interest during the fiscal year. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds to acquire restaurants and provide working capital.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

HTB entered into a franchise agreement for each HomeTown Buffet location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of all the Company’s HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor as well as periodic and annual financial statements. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor’s requirements. The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals and Recipe Manuals and Menus and restricts operating restaurants within a geographic radius of the franchisor’s restaurants.  These agreements also require HTB is to use it best efforts to achieve the highest practicable level of sales, and requires HTB to promptly make royalty payments. The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

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

NOTE 14 — SUBSEQUENT EVENTS

On March 12, 2008, the Board of Directors approved the Company’s fifth consecutive annual dividend.  This year the dividend is $0.60 per common share and is payable on June 4, 2008 to shareholders of record on May 6, 2008.

On February 29, 2008, Starlite Holdings, Inc. (“Starlite”), a newly formed, wholly-owned, independently capitalized subsidiary of Star Buffet, Inc. acquired certain assets and facility leases for four Barnhill’s Buffet restaurants from Barnhill’s Buffet, Inc. (“Barnhill’s”) for a purchase price of approximately $1,075,000.  Barnhill’s was in a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court of the Middle District of Tennessee and the acquisition was approved by the court.  The acquired restaurants are located in Florida (2) and Mississippi (2) and as part of the acquisition the Company acquired perpetual rights to use the Barnhill’s name and related intellectual property.

On February 29, 2008 the Company amended its Senior Secured Credit Facility (“Credit Facility”) with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000. The Credit Facility was issued on January 31, 2008.The increase in the Credit Facility was used to fund the acquisition of the four Barnhill’s Buffet restaurants as described above.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority perfected lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  A $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of April 11, 2008, no balance was outstanding on the revolving line of credit.  There is a 0.50% fee for the unused portion of the revolving line of credit.   In connection with the Credit Facility, Wells Fargo was granted 42,440 shares of the Company’s restricted common stock.  The shares were valued at $252,094 and will be amortized over the life of the loan.  The Credit Facility can be prepaid in whole or part without penalty.

The Credit Facility contains a number of covenants and restrictions, including requirements to meet certain financial ratios and limitations with respect to the Company’s use of cash.  The Company’s quarterly financial covenants associated with this debt start May 19, 2008, the end our first quarter in fiscal 2009. The Company is required to obtain interest rate protection through an interest rate swap or cap arrangement with respect to not less than 50% of the term loan amount.  The Company has elected to not perform the necessary procedures in order to apply hedge accounting. Therefore, changes in the fair market value of the interest rate swap will be reflected as an adjustment to interest expense within the consolidated statement of operations. Furthermore, certain provisions of the Credit Facility require the Company to remit proceeds from asset dispositions, issuance of debt or equity, insurance proceeds, tax refunds and fifty percent (50%) of excess cash  flow (as defined) to reduce the principal amount of the term loan and, thereafter, the revolving line of credit.  Under terms of the Credit Facility, the Company is permitted to pay an annual dividend.  However, restrictions imposed under terms of the Credit Facility may adversely impact the Company’s ability to pay an annual dividend as the Company has historically relied on multiple sources of cash to fund the dividend.  As of the date of this report, the Company was in compliance with all of such requirements.

On January 31, 2008, Star Buffet Management, Inc., a wholly-owned subsidiary of Star Buffet, Inc. (collectively, the “Company”) acquired the assets and facility leases for sixteen (16) Barnhill’s Buffet restaurants from Barnhill’s Buffet, Inc. (“Barnhill’s”) for a purchase price of approximately $5 million.  The acquisition was approved by the court.  The acquired restaurants are located in the following states: Alabama (1), Arkansas (1), Florida (4), Louisiana (3), Mississippi (4), and Tennessee (3) and as part of the acquisition, the Company acquired perpetual rights to the use of the Barnhill’s name and related intellectual property.  This acquisition was funded through the Company’s Credit Facility dated January 31, 2008.

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

10.13	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company’s filing on Form 10-K on September 28, 1998)
10.14	Credit Agreement dated as of January 31, 2008 with Wells Fargo Bank N. A. including First Amendment
10.15	Loan Agreement dated June 15, 2007 with Robert E. Wheaton and Suzanne H. Wheaton
10.16	Asset Purchase Agreement dated December 2, 2007 with Barnhill’s Buffet, Inc. and Star Buffet Management, Inc. including First Amendment
14.1	Code of Ethics (incorporated by reference to the Company’s filing on Form 10-K on January 31, 2005)
21.1	List of Subsidiaries*
23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Press Release dated April 25, 2008 reporting earnings for fiscal 2008

*            Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

**     Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

E-1