Form 10-Q
period 2008-05-19
STAR BUFFET INC
filed 2008-06-30
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark  One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 19, 2008

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

Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 23, 2008, there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 19, 2008	January 28, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,110,000	$736,000
Current portion of notes receivable	—	—
Receivables, net	481,000	431,000
Income tax receivable	665,000	665,000
Inventories	817,000	412,000
Deferred income taxes	390,000	319,000
Prepaid expenses	528,000	166,000

Total current assets	3,991,000	2,729,000

Property, buildings and equipment:
Property, buildings and equipment, net	26,034,000	20,816,000
Property and equipment under capitalized leases, net	60,000	71,000
Property and equipment leased to third parties, net	807,000	3,126,000
Property, buildings and equipment held for future use, net	4,914,000	2,547,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	32,746,000	27,491,000

Other assets:
Notes receivable, net of current portion	704,000	704,000
Deposits and other	523,000	623,000

Total other assets	1,227,000	1,327,000

Deferred income taxes, net	2,618,000	2,765,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	1,312,000	839,000

Total intangible assets	1,863,000	1,390,000

Total assets	$42,445,000	$35,702,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

	May 19, 2008	January 28, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$4,642,000	$4,959,000
Payroll and related taxes	2,047,000	1,401,000
Sales and property taxes	1,684,000	1,297,000
Rent, licenses and other	984,000	808,000
Dividend payable	1,928,000	—
Income taxes payable	184,000	176,000
Revolving line of credit	—	1,349,000
Current maturities of obligations under long-term debt	1,802,000	1,038,000
Current maturities of obligations under capital leases	50,000	49,000

Total current liabilities	13,321,000	11,077,000

Deferred rent payable	1,761,000	1,846,000
Other accrued long-term liabilities	493,000	493,000
Note payable to officer	1,400,000	1,400,000
Capitalized lease obligations, net of current maturities	38,000	54,000
Long-term debt, net of current maturities	11,299,000	5,557,000

Total liabilities	28,312,000	20,427,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,170,675 shares	3,000	3,000
Additional paid-in capital	17,742,000	17,491,000
Retained earnings	(3,612,000)	(2,219,000)

Total stockholders’ equity	14,133,000	15,275,000

Total liabilities and stockholders’ equity	$42,445,000	$35,702,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 19,	May 21,
	2008	2007
Total revenues	$33,160,000	$22,037,000

Costs and expenses
Food costs	12,724,000	7,773,000
Labor costs	10,594,000	7,431,000
Occupancy and other expenses	6,800,000	4,568,000
General and administrative expenses	954,000	846,000
Depreciation and amortization	845,000	618,000
Impairment of long-lived assets	168,000	—

Total costs and expenses	32,085,000	21,236,000

Income from operations	1,075,000	801,000

Interest expense	(319,000)	(218,000)
Interest income	11,000	11,000
Other income	27,000	102,000

Income before income taxes	794,000	696,000

Income taxes	260,000	249,000

Net income	$534,000	$447,000

Net income per common share – basic	$0.17	$0.14
Net income per common share – diluted	$0.17	$0.14

Weighted average shares outstanding – basic	3,212,318	3,170,675
Weighted average shares outstanding – diluted	3,214,596	3,180,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Cash flows from operating activities:
Net income	$534,000	$447,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	783,000	581,000
Amortization of franchise and licenses	25,000	30,000
Amortization of loan costs	58,000	7,000
Impairment of long-lived assets	168,000	—
Deferred income taxes	76,000	154,000
Change in operating assets and liabilities:
Receivables	(50,000)	(225,000)
Inventories	(405,000)	(46,000)
Prepaid expenses	(362,000)	(160,000)
Deposits and other	100,000	(15,000)
Deferred rent payable	(85,000)	(11,000)
Accounts payable-trade	(317,000)	237,000
Income taxes payable	8,000	(375,000)
Other accrued liabilities	1,210,000	(118,000)
Total adjustments	1,209,000	59,000
Net cash provided by operating activities	1,743,000	506,000

Cash flows from investing activities:
Interest income	—	(1,000)
Acquisition of property, buildings and equipment	(6,203,000)	(2,002,000)
Purchase of license and trademarks	—	(5,000)
Net cash used in investing activities	(6,203,000)	(2,008,000)

Cash flows from financing activities:
Check written in excess of cash in bank	—	505,000
Loan from officer	—	451,000
Payments on long term debt	(2,494,000)	(559,000)
Proceeds from issuance of long-term debt	9,000,000	900,000
Payments/proceeds on line of credit, net	(1,349,000)	372,000
Capitalized loan costs	(308,000)	(2,000)
Principal payment on capitalized lease obligations	(15,000)	(47,000)
Net cash provided by financing activities	4,834,000	1,620,000
Net change in cash and cash equivalents	374,000	118,000

Cash and cash equivalents at beginning of period	736,000	418,000

Cash and cash equivalents at end of period	$1,110,000	$536,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$205,000	$79,000

Income taxes	$175,000	$463,000

Non cash investing and financing activities:

Accrued dividend payable	$1,928,000	$1,902,000

Exchange of notes receivable for equipment and leasehold improvements	$—	$276,000

Exchange of stock for loan costs	$252,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned independently capitalized subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”), Star Buffet Management, Inc. (“SBMI”), Starlite Holdings, Inc. (“Starlite”) and StarTexas Restaurants, Inc. (“StarTexas”) (collectively the “Company”) and have been prepared in accordance with U. S. generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein.  Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods.  The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company’s operations.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The following is a summary of the Company’s restaurant properties as of May 19, 2008. The Company has two reporting segments, the Buffet Division and the Non-Buffet Division.  The Company’s reportable segments are based on brand similarities. The Buffet Division segment includes the Company’s 20 Barnhill’s Buffet restaurants, 13 franchised HomeTown Buffet restaurants, six BuddyFreddys Country Buffet restaurants, five Whistle Junction restaurants, two JJ North’s Country Buffet restaurants, two BuddyFreddys restaurants and one North Star Buffet restaurant. Six of the Buffet Division restaurants are non-operating units. The Non-Buffet Division includes the Company’s six JB’s Restaurants, four K-BOB’S Steakhouse restaurants, three 4B’s restaurants, three Western Sizzlin restaurants, two Holiday House restaurants, one Pecos Diamond Steakhouse restaurant, one Bar-H Steakhouse restaurant and one Casa Bonita restaurant. Two of the Non-Buffet Division restaurants are non-operating units.

	Buffet Division	Non-Buffet Division	Total
Owned	9	8	17
Leased	40	13	53
Total	49	21	70

As of May 19, 2008, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Alabama	1	—	1
Arkansas	1	1	2
Arizona	9	—	9
Colorado	1	1	2
Florida	19	2	21
Georgia	—	1	1
Idaho	—	1	1
Louisiana	3	—	3
Mississippi	6	1	7
Montana	—	5	5
New Mexico	2	2	4
Oregon	1	—	1
Tennessee	3	—	3
Texas	—	4	4
Utah	1	3	4
Washington	1	—	1
Wyoming	1	—	1
Total	49	21	70

As of May 19, 2008, the Company’s non-operating restaurants are located in the following states:

Number of
Non-Operating Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	1	—	1
Colorado	1	—	1
Florida	4	—	4
New Mexico	—	1	1
Texas	—	1	1
Total	6	2	8

As of May 21, 2007, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	9	1	10
Colorado	1	1	2
Florida	14	3	17
Georgia	—	1	1
Idaho	1	1	2
Mississippi	—	1	1
Montana	—	2	2
New Mexico	2	2	4
Texas	—	3	3
Utah	2	4	6
Washington	1	—	1
Wyoming	1	—	1
Total	31	19	50

As of May 21, 2007, the Company’s non-operating restaurants were located in the following states:

Number of

Non-Operating Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	1	—	1
Florida	4	—	4
Idaho	1	1	2
Utah	—	1	1
Total	6	2	8

The operating results for the 16-week period ended May 19, 2008 included operations shown in the tables above and fixed charges for eight non-operating restaurants for the entire quarter. Eight restaurants were closed at the end of the first quarter of fiscal 2009 for repositioning. Six of eight closed restaurants remain closed for remodeling and repositioning, one closed restaurant was held for sale and the one remaining closed restaurant was leased to a third party. The operating results for the 16-week period ended May 21, 2007 included operations shown in the tables above and the fixed charges for eight restaurants closed the entire quarter.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Recent Developments

The Company purchased certain operating assets of twenty (20) Barnhill’s Buffet restaurants in two transactions dated January 31, 2008 and February 29, 2008. The transactions were subject to Bankruptcy Court approval which was granted for the purchase of sixteen (16) units on January 31, 2008 and four (4) units on February 29, 2008. Total consideration paid for the restaurant assets was $6.1 million of which approximately $5.85 million was for restaurant equipment and $250,000 was for food and related inventories. No value was assigned to indefinite-lived intangible assets primarily the perpetual right to utilize the Barnhill’s name and related intellectual property.

In accordance with the terms of the asset purchase agreements, Star Buffet acquired all the necessary restaurant equipment to operate the restaurants and the intellectual property that permits the perpetual right to utilize the Barnhill’s Buffet name. The Company assumed twenty (20) real estate leases which range in length from approximately one (1) year to twelve (12) years. All but one lease contains options to renew. No other liabilities were assumed in connection with this acquisition. The Company financed the acquisition with the Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The term loan was increased to $8,000,000 when the four (4) units were purchased on February 29, 2008. In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $251,856 and will be amortized over the life of the loan.

Note (C) Related Party Transactions

Mr. Robert E. Wheaton owns approximately 44% of the Company’s outstanding common shares including exercisable options which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan dated June 15, 2007 was subordinated to the obligation to M&I Marshall & Ilsley Bank and is now subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. The Company expensed $37,022 and paid $9,256 for interest to Mr. Wheaton during the first quarter of fiscal 2009. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds for working capital requirements. In June 2008, the Company borrowed approximately $600,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $2,000,000.

Note (D) Segment and Related Reporting

The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on brand similarities.

The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2008. The Company evaluates the performance of its operating segments based on income before income taxes.

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

(Dollars in Thousands)

16 Weeks Ended May 19, 2008	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$24,851	$8,309	$—	$33,160
Interest income	—	—	11	11
Interest expense	(2)	—	(317)	(319)
Depreciation & amortization	608	186	51	845
Impairment of long-lived assets	154	14	—	168
Income (loss) before income taxes	1,379	548	(1,133)	794
Total assets	26,254	11,865	4,326	42,445

16 Weeks Ended May 21, 2007
Revenues	$14,912	$7,125	$—	$22,037
Interest income	—	—	11	11
Interest expense	(47)	—	(171)	(218)
Depreciation & amortization	421	176	21	618
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	494	890	(688)	696
Total assets	21,876	10,960	3,136	35,972

(1) Included in the reportable segment for the quarter ended May 19, 2008 are six locations closed for the entire quarter.  These locations incurred $24,000 of depreciation and amortization expense and $0 of impairment expense in the quarter ended May 19, 2008. These locations have a net book value of equipment of $426,000, buildings and leaseholds of $2,151,000 and land of $1,783,000 included in total assets at May 19, 2008.

Included in the reportable segment for the quarter ended May 21, 2007 are six locations closed for the entire quarter.  These locations incurred $0 of impairment expense in the quarter ended May 21, 2007. These locations have a net book value of equipment of $456,000, buildings and leaseholds of $2,245,000 and land of $1,783,000 included in total assets at May 21, 2007.

(2) Included in the reportable segment for the quarter ended May 19, 2008 are two locations closed for the entire quarter.  These two locations incurred $0 of depreciation and amortization and $0 of impairment expense in the quarter ended May 19, 2008. These locations have a net book value of equipment of $507,000, buildings of $131,000 and land of $0 included in total assets at May 19, 2008.

Included in the reportable segment for the quarter ended May 21, 2007 are two locations closed for the entire quarter.  These two locations incurred $7,000 of depreciation and amortization and $0 of impairment expense in the quarter ended May 21, 2007. These locations have a net book value of equipment of $51,000, buildings of $823,000 and land of $328,000 included in total assets at May 21, 2007.

Note (E) Net Income per Common Share

Net income per common share - basic is computed based on the weighted-average number of common shares outstanding during the period.  Net income per common share – diluted is computed based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period.  Stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method.

The following table summarizes the calculation of basic and diluted net income per common share for the respective fiscal periods:

16 Weeks Ended May 19, 2008	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$534,000	3,212,318	$0.17
Dilutive stock options	—	2,278	—
Weighted average common shares outstanding – diluted	$534,000	3,214,596	$0.17

16 Weeks Ended May 21, 2007
Weighted average common shares outstanding – basic	$447,000	3,170,675	$0.14
Dilutive stock options	—	10,276	—
Weighted average common shares outstanding – diluted	$447,000	3,180,951	$0.14

Weighted-average common shares outstanding for the sixteen weeks ended May 19, 2008 and May 21, 2007 used to calculate diluted earnings per share exclude stock options to purchase 28,000 and 488,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

Note (F) Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The Company considers each individual restaurant to be a reporting unit and therefore reviews goodwill for possible impairment by restaurant.

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

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2008. There were no triggering events during the quarter ending May 19, 2008 that would have had an impact on goodwill. There were not any goodwill impairment losses for the 16-week periods ended May 19, 2008 and May 21, 2007.

Note (G) Other Intangible Assets

Other intangible assets are comprised of franchise fees, loan acquisition costs, a license agreement and trademarks. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years.  Loan costs acquisition are amortized using the straight-line method over the lesser of the life of the loan or five years.  The license agreement is amortized using the straight-line method over 11 years. Trademarks have an indefinite asset life, total $280,000, and are subject to possible impairments on an annual basis or when triggering events occur in accordance with SFAS 142.

Note (H) Inventories

Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (I) Accounting for Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses whether an impairment write-down is necessary  whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Note (J) Properties, Building and Equipment

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, leased to third parties, held for future use and held for sale, are as follows:

	May 19, 2008	January 28, 2008
Property, buildings and equipment:
Furniture, fixtures and equipment	$19,475,000	$13,708,000
Land	4,185,000	4,185,000
Buildings and leasehold improvements	23,349,000	23,478,000
	47,009,000	41,371,000

Less accumulated depreciation	(20,975,000)	(20,555,000)
	$26,034,000	$20,816,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$706,000	$706,000
Less accumulated amortization	(646,000)	(635,000)
	$60,000	$71,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with eight and nine non-operating units, respectively, as of May 19, 2008 and as of January 28, 2008. As of May 19, 2008 one of the eight units is leased to a third-party operator, six units are closed for remodeling and repositioning and one unit is included in property held for sale. The components are as follows:

	May 19, 2008	January 28, 2008
Property and equipment leased to third parties:
Equipment	$222,000	$974,000
Land	224,000	1,266,000
Buildings and leaseholds	685,000	2,631,000
	1,131,000	4,871,000

Less accumulated depreciation	(324,000)	(1,745,000)
	$807,000	$3,126,000

	May 19, 2008	January 28, 2008
Property, buildings and equipment held for future use:
Equipment	$9,114,000	$8,033,000
Land	1,559,000	517,000
Buildings and leaseholds	4,250,000	2,066,000
	14,923,000	10,616,000

Less accumulated depreciation	(10,009,000)	(8,069,000)
	$4,914,000	$2,547,000

	May 19, 2008	January 28, 2008
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded $168,000 of impairment expense related to the closure of two restaurants in the first quarter of fiscal 2009.  The Company did not record an impairment expense in the first quarter of fiscal 2008.

Note (K) Stock-Based Compensation

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payment.  SFAS 123(R) requires the recognition of compensation costs relating to share based payment transactions in the financial statements. Our stock-based compensation plans are summarized in the table below:

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

The stock option transactions and the options outstanding are summarized as follows:

	16 Weeks Ended
	May 19, 2008		May 21, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	40,000	$6.20	528,000	$11.56
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	0	$5.00	—	$—
Outstanding at end of period	40,000	$6.21	528,000	$11.56

Exercisable at end of period	40,000	$6.21	528,000	$11.56

Weighted average fair value of options granted during the period	$ N/A		$ N/A

The following summarizes information about stock options outstanding at May 19, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	12,000	1.4	$5.00	12,000	$5.00
$6.70	28,000	6.7	$6.70	28,000	$6.70
	40,000			40,000

The Company did not grant any stock options in the first quarter of fiscal 2009 or fiscal 2008.

Note (L) Commitments and Contingencies

HTB entered into a franchise agreement for each HomeTown Buffet location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of all the Company’s HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor’s requirements. The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals and Recipe Manuals and Menus and restricts operating restaurants within a geographic radius of the franchisor’s restaurants.  These agreements also require HTB is to use it best efforts to achieve the highest practicable level of sales, and requires HTB to promptly make royalty payments. The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s and when North’s defaulted the Company sued for enforcement. In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord. The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes future cash flows from asset sales will be adequate for recovery of the remaining outstanding principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of May 19, 2008.

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

Note (M) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips resulting in a lower effective tax rate of approximately 32.7% and 35.8% for the 16-week periods ended May 19, 2008 and May 21, 2007, respectively.  The Company has deferred income taxes of $3,008,000 and $3,084,000 on May 19, 2008 and January 28, 2008, respectively.  The deferred tax asset is primarily the timing difference on deferred rent, fixed assets and capital leases.

Note (N) Insurance Programs

Historically, the Company was self-insured for most casualty claims, with commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Effective January 1, 2008 the Company purchased commercial insurance for casualty claims in excess of $100,000 per claim.  Accruals for self-insured losses include estimates based on historical information and expected future developments.  Differences in estimates and assumptions could result in actual liabilities that are materially different from the calculated accruals.  The valuation reserves for the quarters ended May 19, 2008 and May 21, 2007 were $64,000 and $51,000, respectively.

Note (O) Subsequent Events

On June 2, 2008, the Company opened a new 4B’s restaurant in Deer Lodge, Montana.

On June 4, 2008, the Company paid to shareholders of record on May 6, 2008 a dividend of $0.60 per common share. The Board of Directors had approved the dividend on March 12, 2008.

In June 2008, the Company borrowed approximately $600,000 from Mr. Wheaton, see Note (C) Related Party Transactions. This resulted in an increase in the subordinated note balance from $1,400,000 to $2,000,000.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2008.  Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 28, 2008, and other filings with the Securities and Exchange Commission.

Overview

Consolidated net income for the 16-week period ended May 19, 2008 increased $87,000 to $534,000 or $0.17 per diluted share as compared with net income of $447,000 or $0.14 per diluted share for the comparable prior year period.  The increase in net income is due to an increase in income from operations of approximately $274,000 primarily from new acquisitions partially offset by higher interest expense and lower other income. Total revenues increased $11,123,000 or 50.4% from $22.0 million in the 16 weeks ended May 21, 2007 to $33.2 million in the 16 weeks ended May 19, 2008. The increase in revenues was primarily attributable to 28 new store openings, resulting in sales of approximately $13.4 million, partially offset by declines in comparable same store sales primarily in the HomeTown Buffet restaurants and the closure of seven restaurants.The decline in sales from the seven closed stores was approximately $1.3 million.

Recent Developments

On March 12, 2008, the Board of Directors approved the Company’s fifth consecutive annual dividend.  This year the dividend is $0.60 per common share and is payable on June 4, 2008 to shareholders of record on May 6, 2008.

On February 29, 2008, Starlite Holdings, Inc. (“Starlite”), a newly formed, wholly-owned, independently capitalized subsidiary of Star Buffet, Inc. acquired certain assets and assumed the facility leases for four Barnhill’s Buffet restaurants from Barnhill’s Buffet, Inc. (“Barnhill’s”) for a purchase price of approximately $1,075,000.  Barnhill’s was in a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court of the Middle District of Tennessee and the acquisition was approved by the court.  The acquired restaurants are located in Florida (2) and Mississippi (2) and as part of the acquisition the Company acquired perpetual rights to use the Barnhill’s name and related intellectual property.

On February 29, 2008 the Company amended its Senior Secured Credit Facility (“Credit Facility”) dated January 31, 2008 with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000 with no change to the $2,000,000 revolving line of credit. The increase in the Credit Facility was used to fund the acquisition of the four Barnhill’s Buffet restaurants as described above.  The Credit Facility is guaranteed by Star Buffet, Inc. and its subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority perfected lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  A $2,000,000 revolving line of credit also matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of May 19, 2008 and June 23, 2008, no balance was outstanding on the revolving line of credit.  There is a 0.50% fee for the unused portion of the revolving line of credit.   In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $251,856 and will be amortized over the life of the loan.  The Credit Facility can be prepaid in whole or part without penalty.

The Credit Facility contains a number of covenants and restrictions, including requirements to meet certain financial ratios and limitations with respect to the Company’s use of cash.  The Company’s quarterly financial covenants associated with this debt start May 19, 2008, the end our first quarter in fiscal 2009. The Company is required to obtain interest rate protection through an interest rate swap or cap arrangement with respect to not less than 50% of the term loan amount. The Company has not entered into any interest rate swap or cap arrangement and Wells Fargo has extended the time for the Company to execute an acceptable arrangement.  Furthermore, certain provisions of the Credit Facility require the Company to remit proceeds from asset dispositions, issuance of debt or equity, insurance proceeds, tax refunds and fifty percent (50%) of excess cash flow (as defined) to reduce the principal amount of the term loan and, thereafter, the revolving line of credit.  Under terms of the Credit Facility, the Company is permitted to pay an annual dividend.  However, restrictions imposed under terms of the Credit Facility may adversely impact the Company’s ability to pay an annual dividend as the Company has historically relied on multiple sources of cash to fund the dividend.  As of the date of this report, the Company was in compliance with all of such requirements.

On January 31, 2008, Star Buffet Management, Inc., a wholly-owned subsidiary of Star Buffet, Inc. acquired the assets and facility leases for sixteen (16) Barnhill’s Buffet restaurants from Barnhill’s for a purchase price of approximately $5 million.  The acquisition was approved by the bankrupty court.  The acquired restaurants are located in the following states: Alabama (1), Arkansas (1), Florida (4), Louisiana (3), Mississippi (4), and Tennessee (3) and as part of  the acquisition the Company acquired perpetual rights to the use of the Barnhill’s name and related intellectual property.  This acquisition was funded through the Company’s Credit Facility dated January 31, 2008.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 19, 2008 and May 21, 2007.

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Total revenues	100.0%	100.0%

Costs and expenses
Food costs	38.3	35.3
Labor costs	32.0	33.7
Occupancy and other expenses	20.5	20.7
General and administrative expenses	2.9	3.8
Depreciation and amortization	2.6	2.8
Impairment of long-lived assets	0.5	0.0
Total costs and expenses	96.8	96.3

Income from operations	3.2	3.6

Interest expense	(0.9)	(1.0)
Interest income	0.0	0.1
Other income	0.1	0.5
Income before income taxes	2.4	3.2

Income taxes	0.8	1.1

Net income	1.6%	2.1%

Effective income tax rate	32.7%	35.8%

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

(Dollars in Thousands)

16 Weeks Ended May 19, 2008	Buffet Division (1)	Non-Buffet Division(2)	Other	Total

Revenues	$24,851	$8,309	$—	$33,160
Food cost	9,862	2,862	—	12,724
Labor cost	7,540	3,054	—	10,594
Interest income	—	—	11	11
Interest expense	(2)	—	(317)	(319)
Depreciation & amortization	608	186	51	845
Impairment of long-lived assets	154	14	—	168
Income (loss) before income taxes	1,379	548	(1,133)	794

16 Weeks Ended May 21, 2007	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$14,912	$7,125	$—	$22,037
Food cost	5,541	2,232	—	7,773
Labor cost	4,911	2,520	—	7,431
Interest income	—	—	11	11
Interest expense	(47)	—	(171)	(218)
Depreciation & amortization	421	176	21	618
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	494	890	(688)	696

(1) The sales increase was primarily from the acquisition of 20 Barnhill’s Buffet restaurants.  The food cost as a percentage of revenue increased this year primarily due to increases in wholesale food prices as compared to the prior year.  Labor cost decreased as a percentage of revenue this year primarily due to a lower labor cost in the Barnhill’s Buffet restaurants as compared to our existing buffet restaurants.  Income (loss) before income taxes increased primarily from the additional income from the Barnhill acquisition.

(2) The sales increased due to the acquisition of 8 Non-Buffet restaurants partially offset by the closure of 5 Non-Buffet restaurants.  The food cost as a percentage of revenue increased this year primarily due to increases in wholesale food prices as compared to the prior year.  Labor cost increased as a percentage of revenue this year primarily due to minimum wage increases in certain of our markets.  Income (loss) before income taxes decreased primarily as a result of  higher food and labor costs.

Total revenues increased $11,123,000 or 50.4% from $22.0 million in the 16 weeks ended May 21, 2007 to $33.2 million in the 16 weeks ended May 19, 2008. The increase in revenues was primarily attributable to 28 new store openings, resulting in sales of approximately $13.4 million, partially offset by declines in comparable same store sales primarily in the HomeTown Buffet division and the closure of seven restaurants. The decline in sales from the seven closed stores was approximately $1.3 million.

Food costs as a percentage of total revenues increased from 35.3% during the 16-week period ended May 21, 2007 to 38.3% during the 16-week period ended May 19, 2008. The increase as a percentage of total revenues was primarily attributable to higher wholesale food prices and associated transportation costs.

Labor costs as a percentage of total revenues decreased from 33.7% during the 16-week period ended May 21, 2007 to 32.0% during the 16-week period ended May 19, 2008.  The decrease as a percentage of total revenues was primarily attributable to lower labor costs in the new Barnhill restaurants as compared to the existing restaurants.  Labor costs decreased as a percentage of total revenues despite minimum wage increases in every state in which the Company operated in the first quarter of fiscal 2009 and fiscal 2008. In response to the increased costs, the Company will attempt to increase menu pricing in fiscal 2009 with the goal of maintaining a labor cost as a percentage of sales consistent with prior results, although there can be no assurance that this will be the result (see the discussion under “Risk Factors”).

Occupancy and other expenses as a percentage of total revenues decreased from 20.7% during the 16-week period ended May 21, 2007 to 20.5% during the 16-week period ended May 19, 2008. The decrease as a percentage of total revenues was primarily attributable to a decrease in facility costs as a percentage of revenues in the current year compared to the prior year.

General and administrative expense as a percentage of total revenues decreased from 3.8% during the 16-week period ended May 21, 2007 to 2.9% during the 16-week period ended May 19, 2008. The decrease as a percentage of total revenues was primarily attributable to higher revenues for the 16 weeks ended May 19, 2008 as compared to the same period of the prior year. While the Company has added 28 new stores, there has been no significant increase in administrative costs or personnel.

Depreciation and amortization expense increased from $618,000 during the 16-week period ended May 21, 2007 to $845,000 during the 16-week period ended May 19, 2008. The increase was primarily attributable to 28 new store opening since last year.

Interest expense increased from $218,000 during the 16-week period ended May 21, 2007 to $319,000 during the 16-week period ended May 19, 2008.  The increase was primarily attributable to a higher average debt balance in the first quarter of fiscal 2009 as compared to fiscal 2008 primarily from the debt to acquire the Barnhill’s Buffet restaurants.

Interest income remained flat at approximately $11,000 for the 16-week periods ended May 21, 2007 and May 19, 2008. Interest income was primarily generated by the Company’s outstanding notes receivable balances.

Other income is primarily rental income from the Company’s leased properties. Rental income was $28,000 for two properties leased for the entire 16-week period ended May 19, 2008. Rental income was $99,000 for four properties leased for the entire 16-week period ended May 21, 2007.

The income tax provision totaled $260,000 or 32.7% of pre-tax income for the 16-week period ended May 19, 2008 as compared to $249,000 or 35.8% of pre-tax income for the 16-week period ended May 21, 2007.

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

As of May 19, 2008, the Company had $1,110,000 in cash.  Cash and cash equivalents increased by $374,000 during the 16 weeks ended May 19, 2008. The net working capital deficit was $(9,330,000) and $(8,348,000) at May 19, 2008 and January 28, 2008, respectively. The increase in the net working capital deficit is primarily due to the dividend payable. Total cash provided by operations for the 16 weeks ended May 19, 2008 was approximately $1,743,000 as compared to approximately $506,000 in the 16 weeks ended May 21, 2007.  The Company spent approximately $6.2 million on capital expenditures in the first quarter of fiscal 2009 including approximately $5.8 million to purchase the 20 Barnhill’s Buffet restaurants.

The Company previously had a $3,000,000 unsecured revolving line of credit with M&I Marshall & Ilsley Bank.  The M&I revolving line of credit bore interest at LIBOR plus two percent per annum.   The Company replaced the M&I revolving line of credit on January 31, 2008 with a Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The Credit Facility was utilized to retire the Company’s unsecured revolving line of credit with M&I Marshall & Ilsley Bank; to fund the acquisition of assets associated with sixteen (16) Barnhill’s Buffet restaurants; and to provide additional working capital.  On February 29, 2008 the Company amended its Credit Facility with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000. The increase in the Credit Facility was used to fund the acquisition of four Barnhill’s Buffet restaurants by its newly formed, wholly-owned, independently capitalized subsidiary, Starlite Holdings, Inc.

The Credit Facility is guaranteed by Star Buffet, Inc. and its subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo has a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The term loan balance was $6,825,000 on May 19, 2008 and June 20, 2008.  A $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of May 19, 2008 and June 23, 2008, no balance was outstanding on the revolving line of credit.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. bears interest at 8.5%. The Company expensed $37,022 and paid $9,256 to Mr. Wheaton for interest during the first quarter of fiscal 2009. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds for working capital requirements.  In June 2008, the Company borrowed approximately $600,000 from Mr. Wheaton under the same terms. This results in an increase in the subordinated note balance from $1,400,000 to $2,000,000.

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

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company’s condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Impairment of Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. SFAS 142 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The Company considers each individual restaurant to be a reporting unit and therefore reviews goodwill for possible impairment by restaurant.

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

Impairment of Long-Lived Assets

The Company evaluates impairment of long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses whether an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such asset are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Off Balance Sheet Arrangements

Under the terms of the current financing with Wells Fargo, the Company is required to obtain interest rate protection through an interest rate swap or cap with respect to not less than 50% of the term loan amount. The Company has not yet entered into any interest rate swap or cap because the Company plans to substantially reduce the term loan in the current year through cash flow from operations, asset sales and mortgage refinancing. As a result Wells Fargo has extended the time for Company to meet its obligation.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$14,501	$1,802	$5,000	$6,948	$751
Operating leases	19,566	3,961	5,414	4,032	6,159
Capital leases	88	50	38	—	—
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$34,155	$5,813	$10,452	$10,980	$6,910

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. Our adoption of SFAS 157 at the beginning of fiscal 2009 did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for us is fiscal 2009. Our adoption of SFAS 159 at the beginning of fiscal 2009 did not have a material impact on our consolidated financial position or results of operations.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $2.0 million Revolving Line of Credit, of which $0 was outstanding as of May 19, 2008 and June 23, 2008. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 5.3% in fiscal 2009). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk

The Company purchases many products which are affected by commodity price and therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased by the Company are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize short-term price volatility. Typically, the Company uses these types of purchasing techniques to minimize cost volatility as an alternative to financial hedges. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting its menu pricing, menu mix or changing its product delivery strategy. However, increases in commodity prices could result in lower operating margins for our restaurant concepts.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and Notes to the consolidated financial statements. The consolidated financial statements were prepared in accordance with the U.S. generally accepted accounting principles and include certain amounts based on management’s judgment and best estimates. Other financial information presented is consistent with the consolidated financial statements.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2008 and identified a significant deficiency and material weaknesses which are noted below.  As of May 19, 2008, the significant deficiency and material weaknesses still exists. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   Based on this evaluation, our principal executive and principal accounting officers concluded that the internal controls over financial reporting were not effective as of January 28, 2008 or as of May 19, 2008, and that certain significant deficiencies and material weaknesses existed for the period covered by the Annual Report on Form 10-K as of January 28, 2008 and as of May 19, 2008 on Form 10-Q. The one significant deficiency and two material weaknesses identified included:

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

This is a small public company. Effective internal control contemplates segregation of duties so that no one individual handles a transaction from inception to completion. Currently, there are not enough accounting personnel to permit an adequate segregation of duties in all respects and thus a significant deficiency in our internal control exists. Management has commenced and continues an evaluation of staffing levels and responsibilities so as to comply with the segregation of duties requirements.

With respect to account reconciliation and cash disbursements, management has instituted additional internal control procedures to insure that: a) account reconciliations are completed earlier in the accounting cycle; and b) disbursements are not made prior to submission and approval of adequate supporting documentation. Management continues to evaluate the steps taken to eliminate the deficiencies.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness related to food quality or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that generally the lawsuits, claims and other legal matters to which it is subject to in the ordinary course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has ongoing litigation with North’s Restaurants, Inc. as described in more detail in Note L to the condensed consolidated financial statements included herein.

Item 1A. Risk Factors

The Company anticipates increasing its menu prices in response to newly enacted federal minimum wage increases, which may have unintended consequences on its operations.

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices.  The minimum wage increases in  states in which the Company operates in July 2007, January 2008 and July 2008 has and will directly increase our labor costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to the Company.  In connection with higher energy prices, commodity suppliers have  passed on higher wholesale prices and higher transportation costs.  In anticipation of these past and future increases, the Company will attempt to increase menu prices in fiscal 2009 with the desire to maintain prior profitability.  However, the Company cannot predict with any certainty that the menu price increases will be sufficient to maintain its current level of profitability.  In addition, the increase in menu prices may adversely affect the volume of our sales reducing future revenues and profitability.  In addition to what is noted above, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended January 28, 2008.

Item 5. Other Information

None.

Item 6.  Exhibits

(a)   The following exhibits are attached to this report:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Asset Purchase Agreement dated February 5, 2008 with Barnhill’s Buffet, Inc. and Starlite Holdings, Inc. including First Amendment.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated June 30, 2008.

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

STAR BUFFET, INC. AND SUBSIDIARIES

June 27, 2008	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

June 27, 2008	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,

Treasurer, Secretary and

Principal Accounting Officer