Form 10-Q
period 2008-08-11
STAR BUFFET INC
filed 2008-09-25
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 11, 2008

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

Yes  ☒   No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 18, 2008, there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 11, 2008	January 28, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,126,000	$736,000
Receivables, net	674,000	431,000
Income tax receivable	665,000	665,000
Inventories	781,000	412,000
Deferred income taxes	411,000	319,000
Prepaid expenses	580,000	166,000

Total current assets	4,237,000	2,729,000

Property, buildings and equipment:
Property, buildings and equipment, net	26,104,000	20,816,000
Property and equipment under capitalized leases, net	52,000	71,000
Property and equipment leased to third parties, net	801,000	3,126,000
Property, buildings and equipment held for future use, net	4,845,000	2,547,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	32,733,000	27,491,000

Other assets:
Notes receivable, net of current portion	704,000	704,000
Deposits and other	461,000	623,000

Total other assets	1,165,000	1,327,000

Deferred income taxes, net	2,396,000	2,765,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	1,261,000	839,000

Total intangible assets	1,812,000	1,390,000

Total assets	$42,343,000	$35,702,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	August 11, 2008	January 28, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$5,982,000	$4,959,000
Cash in excess of bank balance	259,000	—
Payroll and related taxes	2,148,000	1,401,000
Sales and property taxes	1,894,000	1,297,000
Rent, licenses and other	726,000	808,000
Income taxes payable	184,000	176,000
Revolving line of credit	—	1,349,000
Current maturities of obligations under long-term debt	1,826,000	1,038,000
Current maturities of obligations under capital leases	51,000	49,000

Total current liabilities	13,070,000	11,077,000

Deferred rent payable	1,735,000	1,846,000
Other accrued long-term liabilities	493,000	493,000
Note payable to officer	1,992,000	1,400,000
Capitalized lease obligations, net of current maturities	26,000	54,000
Long-term debt, net of current maturities	10,500,000	5,557,000

Total liabilities	27,816,000	20,427,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,170,675 shares	3,000	3,000
Additional paid-in capital	17,742,000	17,491,000
Accumulated deficit	(3,218,000)	(2,219,000)

Total stockholders’ equity	14,527,000	15,275,000

Total liabilities and stockholders’ equity	$42,343,000	$35,702,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 11,	August 13,	August 11,	August 13,
	2008	2007	2008	2007

Total revenues	$24,229,000	$16,308,000	$57,389,000	$38,345,000

Costs and expenses
Food costs	9,447,000	5,906,000	22,171,000	13,679,000
Labor costs	7,893,000	5,661,000	18,487,000	13,092,000
Occupancy and other expenses	4,717,000	3,622,000	11,517,000	8,190,000
General and administrative expenses	690,000	507,000	1,644,000	1,353,000
Depreciation and amortization	560,000	485,000	1,405,000	1,103,000
Impairment of long-lived assets	44,000	—	212,000	—

Total costs and expenses	23,351,000	16,181,000	55,436,000	37,417,000

Income from operations	878,000	127,000	1,953,000	928,000

Interest expense	(308,000)	(200,000)	(626,000)	(418,000)
Interest income	1,000	4,000	12,000	15,000
Other income	27,000	58,000	54,000	160,000

Income before income taxes	598,000	(11,000)	1,393,000	685,000

Income taxes (benefit)	205,000	(32,000)	465,000	217,000

Net income	$393,000	$21,000	$928,000	$468,000

Net income per common share – basic	$0.12	$0.01	$0.29	$0.15
Net income per common share – diluted	$0.12	$0.01	$0.29	$0.15

Weighted average shares outstanding – basic	3,213,075	3,170,675	3,212,642	3,170,675
Weighted average shares outstanding –diluted	3,213,075	3,180,646	3,213,719	3,180,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	28 Weeks Ended
	August 11, 2008	August 13, 2007
Cash flows from operating activities:
Net income	$928,000	$468,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,363,000	1,039,000
Amortization of franchise and licenses	42,000	51,000
Amortization of loan costs	91,000	13,000
Impairment of long-lived assets	212,000	—
Deferred income taxes	277,000	217,000
Change in operating assets and liabilities:
Receivables	(243,000)	(164,000)
Inventories	(369,000)	(112,000)
Prepaid expenses	(414,000)	(113,000)
Deposits and other	162,000	(2,000)
Deferred rent payable	(111,000)	(27,000)
Accounts payable-trade	1,023,000	663,000
Income taxes payable	8,000	(471,000)
Other accrued liabilities	1,262,000	409,000
Total adjustments	3,303,000	1,503,000
Net cash provided by operating activities	4,231,000	1,971,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(6,809,000)	(3,896,000)
Interest income	—	(2,000)
Receipts from payments on notes receivable	—	20,000
Purchase of license and trademarks	—	(10,000)
Net cash used in investing activities	(6,809,000)	(3,888,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	259,000	—
Proceeds received from officer’s note payable	592,000	1,320,000
Payments on long term debt	(4,099,000)	(813,000)
Proceeds from issuance of long-term debt	9,830,000	1,988,000
(Payments) proceeds on line of credit, net	(1,349,000)	1,944,000
Capitalized loan costs	(311,000)	(12,000)
Principal payment on capitalized lease obligations	(26,000)	(85,000)
Dividends paid	(1,928,000)	(1,902,000)
Net cash provided by financing activities	2,968,000	2,440,000
Net change in cash and cash equivalents	390,000	523,000

Cash and cash equivalents at beginning of period	736,000	418,000

Cash and cash equivalents at end of period	$1,126,000	$941,000

	28 Weeks Ended
	August 11, 2008	August 13, 2007

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$531,000	$211,000

Income taxes	$180,000	$471,000

Non cash investing and financing activities:

Exchange of notes receivable for equipment and leasehold improvements	$—	$221,000

Exchange of other receivable for equipment and leasehold improvements	$—	$55,000

Exchange of stock for loan costs	$252,000	$—

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

The following is a summary of the Company’s restaurant properties as of August 11, 2008. The Company has two reporting segments, the Buffet Division and the Non-Buffet Division.  The Company’s reportable segments are based on brand similarities. The Buffet Division segment includes the Company’s twenty Barnhill’s Buffet restaurants, twelve franchised HomeTown Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two Whistle Junction restaurants, two JJ North’s Grand Buffet restaurants, two BuddyFreddys restaurants and one North Star Buffet restaurant. Five of the Buffet Division restaurants are non-operating units. The Non-Buffet Division includes the Company’s six JB’s Restaurants, four K-BOB’S Steakhouse restaurants, four 4B’s restaurants, three Western Sizzlin restaurants, two Holiday House restaurants, two Casa Bonita restaurants, one Pecos Diamond Steakhouse restaurant and one Bar-H Steakhouse restaurant. Two of Non-Buffet Division restaurants are non-operating units.

	Buffet Division	Non-Buffet Division	Total
Owned	9	8	17
Leased	35	15	50
Total	44	23	67

As of August 11, 2008, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Alabama	1	—	1
Arkansas	1	1	2
Arizona	9	—	9
Colorado	—	1	1
Florida	15	2	17
Georgia	—	1	1
Idaho	—	1	1
Louisiana	3	—	3
Mississippi	6	1	7
Montana	—	6	6
New Mexico	2	2	4
Oklahoma	—	1	1
Oregon	1	—	1
Tennessee	3	—	3
Texas	—	4	4
Utah	1	3	4
Washington	1	—	1
Wyoming	1	—	1
Total	44	23	67

As of August 11, 2008, the Company’s non-operating restaurants are located in the following states:

Number of
Non-Operating Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	1	—	1
Florida	4	—	4
New Mexico	—	1	1
Texas	—	1	1
Total	5	2	7

As of August 13, 2007, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arkansas	—	1	1
Arizona	9	1	10
Colorado	1	1	2
Florida	13	3	16
Georgia	—	1	1
Idaho	1	1	2
Mississippi	—	1	1
Montana	—	4	4
New Mexico	2	2	4
Oklahoma	—	1	1
Texas	—	4	4
Utah	1	4	5
Washington	1	—	1
Wyoming	1	—	1
Total	29	24	53

As of August 13, 2007, the Company’s non-operating restaurants were located in the following states:

Number of
Non-Operating Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	1	—	1
Florida	4	—	4
Idaho	1	—	1
Utah	—	1	1
Total	6	1	7

The operating results for the 28-week period ended August 11, 2008 included operations shown in the tables above and fixed charges for eight non-operating restaurants for the first quarter and seven non-operating restaurants for the second quarter in fiscal 2009.  Seven restaurants were closed at the end of the first two quarters of fiscal 2009 for repositioning. Five of the seven closed restaurants remain closed for remodeling and repositioning, one closed restaurant was held for sale and the one remaining closed restaurant was leased to a third party. The operating results for the 28-week period ended August 13, 2007 included operations shown in the tables above and the fixed charges for seven restaurants closed the entire period.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Recent Developments

The Company purchased certain operating assets of twenty (20) Barnhill’s Buffet restaurants in two transactions dated January 31, 2008 and February 29, 2008. The transactions were subject to Bankruptcy Court approval which was granted for the purchase of sixteen (16) units on January 31, 2008 and four (4) units on February 29, 2008. Total consideration paid for the restaurant assets was $6.1 million of which approximately $5.85 million was for restaurant equipment and $250,000 was for food and related inventories. No value was currently assigned to indefinite-lived intangible assets primarily the perpetual right to utilize the Barnhill’s name and related intellectual property.  Purchase accounting provides twelve months to complete the purchase allocation.

In accordance with the terms of the asset purchase agreements, Star Buffet acquired all the necessary restaurant equipment to operate the restaurants and the intellectual property that permits the perpetual right to utilize the Barnhill’s Buffet name. The Company assumed twenty (20) real estate leases which range in length from approximately one (1) year to twelve (12) years. All but one lease contains options to renew. No other liabilities were assumed in connection with this acquisition. The Company financed the acquisition with the Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The term loan was subsequently increased to $8,000,000 when the additional four (4) units were purchased on February 29, 2008. In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $251,856 and will be amortized over the life of the loan.

Note (C) Related Party Transactions

Mr. Robert E. Wheaton owns approximately 45.3% of the Company’s outstanding common shares including exercisable options which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters, without the approval of the other stockholders. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan dated June 15, 2007 was subordinated to the obligation to M&I Marshall & Ilsley Bank and is now subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed approximately $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $74,563 to Mr. Wheaton for interest during the first two quarters of fiscal 2009.  The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds for working capital requirements.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The other assets presented in the condensed consolidated balance sheets and not in the reportable segments relate to the Company as a whole, and not individual segments. The only interest cost included in the individual segments are interest cost pertaining to capital leases.  Also certain corporate overhead income and expenses in the condensed consolidated statements of operations are not included in the reportable segments.

(Dollars in Thousands)

	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
28 weeks Ended August 11, 2008
Revenues	$42,648	$14,741	$—	$57,389
Interest income	—	—	12	12
Interest expense	(3)	—	(623)	(626)
Depreciation & amortization	1,076	304	25	1,405
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	1,822	1,547	(1,976)	1,393
Total assets	26,489	12,345	3,509	42,343

28 weeks Ended August 13, 2007
Revenues	$24,400	$13,945	$—	$38,345
Interest income	—	—	15	15
Interest expense	(82)	—	(336)	(418)
Depreciation & amortization	734	331	38	1,103
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	(76)	1,905	(1,144)	685
Total assets	21,850	12,839	2,973	37,662

(1) Included in the reportable segment for the 28 weeks ended August 11, 2008 are five locations closed for the entire quarter.  These locations incurred $24,000 of depreciation and amortization expense and $0 of impairment expense in the quarter ended August 11, 2008. These locations have a net book value of equipment of $412,000, buildings and leaseholds of $2,129,000 and land of $1,783,000 included in total assets at August 11, 2008.

Included in the reportable segment for the 28 weeks ended August 13, 2007 are six locations closed for the entire quarter.  These locations incurred $80,000 in depreciation expense and $0 of impairment expense in the quarter ended August 13, 2007. These locations have a net book value of equipment of $443,000, buildings and leaseholds of $2,223,000 and land of $1,783,000 included in total assets at August 13, 2007.

(2) Included in the reportable segment for the 28 weeks ended August 11, 2008 are two locations closed for the entire quarter.  These two locations incurred $0 of depreciation and amortization and $0 of impairment expense in the quarter ended August 11, 2008. These locations have a net book value of equipment of $507,000, buildings of $131,000 and land of $0 included in total assets at August 11, 2008.

Included in the reportable segment for the 28 weeks ended August 13, 2007 is one location closed for the entire quarter.  This location incurred $11,000 of depreciation and amortization and $0 of impairment expense in the quarter ended August 13, 2007. This location has a net book value of equipment of $82,000 and buildings of $490,000 included in total assets at August 13, 2007.

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

The following table summarizes the calculation of basic and diluted net income per common share for the respective fiscal periods:

	Net Income	Shares	Per Share Amount
12 Weeks Ended August 11, 2008
Weighted average common shares outstanding – basic	$393,000	3,213,075	$0.12
Dilutive stock options	—	—	—
Weighted average common shares outstanding – diluted	$393,000	3,213,075	$0.12

12 Weeks Ended August 13, 2007
Weighted average common shares outstanding – basic	$21,000	3,170,675	$0.01
Dilutive stock options	—	9,971	—
Weighted average common shares outstanding – diluted	$21,000	3,180,646	$0.01

	Net Income	Shares	Per Share Amount
28 weeks Ended August 11, 2008
Weighted average common shares outstanding – basic	$928,000	3,212,642	$0.29
Dilutive stock options	—	1,077	—
Weighted average common shares outstanding – diluted	$928,000	3,213,719	$0.29

28 weeks Ended August 13, 2007
Weighted average common shares outstanding – basic	$468,000	3,170,675	$0.15
Dilutive stock options	—	10,145	—
Weighted average common shares outstanding – diluted	$468,000	3,180,820	$0.15

Weighted-average common shares outstanding for the 12 weeks ended August 11, 2008 and August 13, 2007 used to calculate diluted earnings per share exclude stock options to purchase 40,000 and 488,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

Weighted-average common shares outstanding for the 28 weeks ended August 11, 2008 and August 13, 2007 used to calculate diluted earnings per share exclude stock options to purchase 28,000 and 488,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

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

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2008. There were no triggering events during the quarter ending August 11, 2008 that would have had an impact on goodwill. There were not any goodwill impairment losses recorded for the 28-week periods ended August 11, 2008 and August 13, 2007.

Note (G) Other Intangible Assets

Other intangible assets are comprised of franchise fees, loan acquisition costs, a license agreement and trademarks. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years.  Loan acquisition costs are amortized using the straight-line method over the lesser of the life of the loan or five years. The license agreement is amortized using the straight-line method over 11 years. Trademarks totaling $280,000 have an indefinite asset life and are subject to possible impairments on a quarterly basis or when triggering events occur in accordance with SFAS 142.

Note (H) Inventories

Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (I) Accounting for Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses weather an impairment write-down is necessary whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Note (J) Properties, Building and Equipment

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, leased to third parties, held for future use and held for sale, are as follows:

	August 11, 2008	January 28, 2008
Property, buildings and equipment:
Furniture, fixtures and equipment	$20,305,000	$13,708,000
Land	4,185,000	4,185,000
Buildings and leasehold improvements	22,949,000	23,478,000
	47,439,000	41,371,000
Less accumulated depreciation	(21,335,000)	(20,555,000)
	$26,104,000	$20,816,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$706,000	$706,000
Less accumulated amortization	(654,000)	(635,000)
	$52,000	$71,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with seven and nine non-operating units, respectively, as of August 11, 2008 and as of January 28, 2008. As of August 11, 2008 one of the seven units is leased to a third-party operator, five units are closed for remodeling and repositioning and one unit is included in property held for sale.

The components are as follows:

	August 11, 2008	January 28, 2008
Property and equipment leased to third parties:
Equipment	$222,000	$974,000
Land	224,000	1,266,000
Buildings and leaseholds	685,000	2,631,000
	1,131,000	4,871,000

Less accumulated depreciation	(330,000)	(1,745,000)
	$801,000	$3,126,000

	August 11, 2008	January 28, 2008
Property, buildings and equipment held for future use:
Equipment	$8,729,000	$8,033,000
Land	1,559,000	517,000
Buildings and leaseholds	2,417,000	2,066,000
	12,705,000	10,616,000

Less accumulated depreciation	(7,860,000)	(8,069,000)
	$4,845,000	$2,547,000

	August 11, 2008	January 28, 2008
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded $212,000 of impairment expense related to the closure of six restaurants in the first two quarters of fiscal 2009.  The impairment expense of $44,000 in the second quarter primarily related to leasehold improvements in three Whistle Junction restaurants closed during the quarter pursuant to a lease amendment.  The Company did not record an impairment expense in the first two quarters of fiscal 2008.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payment.  SFAS 123(R) requires the recognition of compensation costs relating to share based payment transactions in the financial statements. Our stock-based compensation plans are summarized in the table below:

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration

1997 Stock Incentive Plan	750,000	489,000	February 2015

Stock options issued under the terms of the plan have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.

The stock option transactions and the options outstanding are summarized as follows:

	28 weeks Ended
	August 11, 2008		August 13, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	40,000	$6.20	528,000	$11.56
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	0	$5.00	—	$—
Outstanding at end of period	40,000	$6.21	528,000	$11.56
Exercisable at end of period	40,000	$6.21	528,000	$11.56
Weighted average fair value of options granted during the period	$ N/A		$ N/A

The following summarizes information about stock options outstanding at August 11, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	12,000	1.2	$5.00	12,000	$5.00
$6.70	28,000	6.5	$6.70	28,000	$6.70
	40,000			40,000

The Company did not grant any stock options in the first two quarters of fiscal 2009 or fiscal 2008.

Note (L) Commitments and Contingencies

HTB entered into a franchise agreement for each HomeTown Buffet location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. The royalty fee is based on 2% of the aggregate gross sales of all the Company’s HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor’s requirements. The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals and Recipe Manuals and Menus and restricts operating restaurants within a geographic radius of the franchisor’s restaurants.  These agreements also require HTB to use its best efforts to achieve the highest practicable level of sales, and requires HTB to promptly make royalty payments. The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s and when North’s defaulted the Company sued for enforcement. In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord. The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes future cash flows from asset sales will be adequate for recovery of the remaining outstanding principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of August 11, 2008.

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

Note (M) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips resulting in a lower effective tax rate of approximately 33.3% and 31.7% for the 28-week periods ended August 11, 2008 and August 13, 2007, respectively.  The Company has deferred income taxes of $2,807,000 and $3,084,000 on August 11, 2008 and January 28, 2008, respectively.  The deferred tax asset is primarily the timing difference on deferred rent, fixed assets and capital leases.

Note (N) Insurance Programs

Historically, the Company was self-insured for most casualty claims, with commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year as a risk reduction strategy. Effective January 1, 2008 the Company purchased commercial insurance for casualty claims in excess of $100,000 per claim.  Accruals for self-insured losses include estimates based on historical information and expected future developments.  Differences in estimates and assumptions could result in actual liabilities that are materially different from the calculated accruals.  The valuation reserves for the quarters ended August 11, 2008 and August 13, 2007 were $29,000 and $51,000, respectively.

Note (O) Subsequent Events

On August 15, 2008, the Company purchased the land and building in our previously leased 4B’s restaurant in Great Falls, Montana for $475,000.  The Company entered into a $354,000 15 year fixed rate real estate mortgage with Stockton Bank.  The mortgage has monthly payments including interest of $3,134.  The interest rate is 6.75%.  In addition, the Company refinanced the JB’s restaurant in Great Falls, Montana.  The Company entered into a $655,000 15 year fixed rate real estate mortgage with Stockton Bank.  The mortgage has monthly payments including interest of $5,805.  The interest rate is 6.75%.  The Company paid its real estate mortgage with US Bank formerly Heritage Bank in full.

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

Overview

Consolidated net income for the 12-week period ended August 11, 2008 increased approximately $372,000 to $393,000 or $0.12 per diluted share as compared with net income of $21,000 or $0.01 per diluted share for the comparable prior year period.  The increase in net income is due to an increase in income from operations of approximately $751,000 primarily from new acquisitions partially offset by higher interest expense and lower other income. Total revenues increased $7,921,000 or 48.6% from $16.3 million in the 12 weeks ended August 13, 2007 to $24.2 million in the 12 weeks ended August 11, 2008. The increase in revenues was primarily attributable to 29 new store openings, resulting in sales of approximately $10.0 million, partially offset by declines in comparable same store sales primarily in the HomeTown Buffet restaurants and the closure of 12 restaurants. The decline in sales from the 12 closed stores was approximately $1.4 million.

Consolidated net income for the 28-week period ended August 11, 2008 increased approximately $460,000 to $928,000 or $0.29 per diluted share as compared with net income of $468,000 or $0.15 per diluted share for the comparable prior year period.  The increase in net income is due to an increase in income from operations of approximately $1,025,000 primarily from new acquisitions partially offset by higher interest expense and lower other income. Total revenues increased approximately $19,044,000 or 49.7% from $38.3 million in the 28 weeks ended August 13, 2007 to $57.4 million in the 28 weeks ended August 11, 2008. The increase in revenues was primarily attributable to 30 new store openings, resulting in sales of approximately $23.4 million, partially offset by declines in comparable same store sales primarily in the HomeTown Buffet restaurants and the closure of 12 restaurants. The decline in sales from the 12 closed stores was approximately $2.8 million.  The Company believes the decline in same store sales is a result of weaker economic conditions and due to new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Recent Developments

On March 12, 2008, the Board of Directors approved the Company’s fifth consecutive annual dividend.  This year the dividend is $0.60 per common share and was paid on June 4, 2008 to shareholders of record on May 6, 2008.

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

On February 29, 2008 the Company amended its Senior Secured Credit Facility (“Credit Facility”) dated January 31, 2008 with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000 with no change to the $2,000,000 revolving line of credit. The increase in the Credit Facility was used to fund the acquisition of the four Barnhill’s Buffet restaurants as described above.  The Credit Facility is guaranteed by Star Buffet, Inc. and its subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority perfected lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  A $2,000,000 revolving line of credit also matures on January 31, 2012.  Interest on the revolver is payable monthly.  The balance on the revolving line of credit was $0 and $300,000 on August 11, 2008 and September 18, 2008, respectively.  There is a 0.50% fee for the unused portion of the revolving line of credit.   In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $251,856 and will be amortized over the life of the loan.  The Credit Facility can be prepaid in whole or part without penalty.

The Credit Facility contains a number of covenants and restrictions, including requirements to meet certain financial ratios and limitations with respect to the Company’s use of cash.  The Company is required to obtain interest rate protection through an interest rate swap or cap arrangement with respect to not less than 50% of the term loan amount. The Company has not entered into any interest rate swap or cap arrangement and Wells Fargo has extended the time for the Company to execute an acceptable arrangement and plans to eliminate the requirement in its entirety.  Furthermore, certain provisions of the Credit Facility require the Company to remit proceeds from asset dispositions, issuance of debt or equity, insurance proceeds, tax refunds and fifty percent (50%) of excess cash flow (as defined) to reduce the principal amount of the term loan and, thereafter, the revolving line of credit.  Under terms of the Credit Facility, the Company is permitted to pay an annual dividend.  However, restrictions imposed under terms of the Credit Facility may adversely impact the Company’s ability to pay an annual dividend as the Company has historically relied on multiple sources of cash to fund the dividend.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which is contingent upon, among other things, the Company’s ability to comply with all debt covenants under its existing senior secured credit facility. As of the end of the second quarter the Company failed one of the covenant calculations. The Company requested and was granted a written waiver by its senior secured lender for the second fiscal quarter only.

On January 31, 2008, Star Buffet Management, Inc., a wholly-owned, independently capitalized subsidiary of Star Buffet, Inc. acquired the assets and facility leases for sixteen (16) Barnhill’s Buffet restaurants from Barnhill’s for a purchase price of approximately $5 million.  The acquisition was approved by the bankruptcy court.  The acquired restaurants are located in the following states: Alabama (1), Arkansas (1), Florida (4), Louisiana (3), Mississippi (4), and Tennessee (3) and as part of the acquisition the Company acquired perpetual rights to the use of the Barnhill’s name and related intellectual property.  This acquisition was funded through the Company’s Credit Facility dated January 31, 2008.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 11, 2008 and August 13, 2007.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 11,	August 13,	August 11,	August 13,
	2008	2007	2008	2007
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	39.0	36.2	38.6	35.7
Labor costs	32.6	34.7	32.2	34.1
Occupancy and other expenses	19.5	22.2	20.1	21.4
General and administrative expenses	2.9	3.1	2.9	3.5
Depreciation and amortization	2.3	3.0	2.5	2.9
Impairment of long-lived assets	0.2	—	0.4	—
Total costs and expenses	96.4	99.2	96.6	97.6

Income from operations	3.6	0.8	3.4	2.4

Interest expense	(1.3)	(1.2)	(1.1)	(1.1)
Interest income	0.0	0.0	0.0	0.1
Other income	0.1	0.4	0.1	0.4
Income (loss) before income taxes	2.5	(0.0)	2.4	1.8

Income taxes (benefit)	0.9	(0.2)	0.8	0.6

Net income	1.6%	0.1%	1.6%	1.2%

Effective income tax rate	34.3%	(290.9)%	33.3%	31.7%

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

(Dollars in Thousands)

28 weeks Ended August 11, 2008	Buffet Division (1)	Non-Buffet Division(2)	Other	Total

Revenues	$42,648	$14,741	$—	$57,389
Food cost	17,345	4,826	—	22,171
Labor cost	13,172	5,315	—	18,487
Interest income	—	—	12	12
Interest expense	(3)	—	(623)	(626)
Depreciation & amortization	1,076	304	25	1,405
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	1,822	1,547	(1,976)	1,393

28 weeks Ended August 13, 2007	Buffet Division (1)	Non-Buffet Division(2)	Other	Total

Revenues	$24,400	$13,945	$—	$38,345
Food cost	9,249	4,430	—	13,679
Labor cost	8,254	4,838	—	13,092
Interest income	—	—	15	15
Interest expense	(82)	—	(336)	(418)
Depreciation & amortization	734	331	38	1,103
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	(76)	1,905	(1,144)	685

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

(2) The sales increased due to the acquisition of nine Non-Buffet restaurants partially offset by the closure of five Non-Buffet restaurants.  The food cost as a percentage of revenue increased this year primarily due to increases in wholesale food prices as compared to the prior year.  Labor cost increased as a percentage of revenue this year primarily due to minimum wage increases in all of our markets.  Income (loss) before income taxes decreased primarily as a result of higher food and labor costs.

Total revenues increased $7,921,000 or 48.6% from $16.3 million in the 12 weeks ended August 13, 2007 to $24.2 million in the 12 weeks ended August 11, 2008. The increase in revenues was primarily attributable to 29 new store openings, resulting in sales of approximately $10.0 million, partially offset by declines in comparable same store sales primarily in the HomeTown Buffet restaurants and the closure of 12 restaurants. The decline in sales from the 12 closed stores was approximately $1.4 million.  Total revenues increased approximately $19,044,000 or 49.7% from $38.3 million in the 28 weeks ended August 13, 2007 to $57.4 million in the 28 weeks ended August 11, 2008. The increase in revenues was primarily attributable to 30 new store openings, resulting in sales of approximately $23.4 million, partially offset by declines in comparable same store sales primarily in the HomeTown Buffet restaurants and the closure of 12 restaurants. The decline in sales from the 12 closed stores was approximately $2.8 million.

Food costs as a percentage of total revenues increased from 36.2% during the 12-week period ended August 13, 2007 to 39.0% during the 12-week period ended August 11, 2008, and from 35.7% during the 28-week period ended August 13, 2007 to 38.6% during the 28-week period ended August 11, 2008. The increase for the 12 and 28 weeks as a percentage of total revenues was primarily attributable to higher wholesale prices for chicken, pork and beef in the current year.

Labor costs as a percentage of total revenues decreased from 34.7% during the 12-week period ended August 13, 2007 to 32.6% during the 12-week period ended August 11, 2008, and from 34.1% during the 28-week period ended August 13, 2007 to 32.2% during the 28-week period ended August 11, 2008.  The decrease as a percentage of total revenues was primarily attributable to lower labor costs in the new Barnhill restaurants as compared to the existing restaurants.  Labor costs decreased as a percentage of total revenues despite minimum wage increases in every state in which the Company operated in the first two quarters of fiscal 2009 and fiscal 2008. In response to the increased costs, the Company will attempt to increase menu pricing in fiscal 2009 with the goal of maintaining a labor cost as a percentage of sales consistent with prior results, although there can be no assurance that this will be the result (see the discussion under “Risk Factors”).

Occupancy and other expenses as a percentage of total revenues decreased from 22.2% during the 12-week period ended August 13, 2007 to 19.5% during the 12-week period ended August 11, 2008, and from 21.4% during the 28-week period ended August 13, 2007 to 20.1% during the 28-week period ended August 11, 2008. The decrease as a percentage of total revenues was primarily attributable to a decrease in facility costs as a percentage of revenues in the current year compared to the prior year.

General and administrative expense as a percentage of total revenues decreased from 3.1% during the 12-week period ended August 13, 2007 to 2.9% during the 12-week period ended August 11, 2008, and from 3.5% during the 28-week period ended August 13, 2007 to 2.9% during the 28-week period ended August 11, 2008. The decrease as a percentage of total revenues was primarily attributable to higher revenues for the 12 and 28 weeks ended August 11, 2008 as compared to the same period of the prior year. While the Company has added 30 new stores, there has been no significant increase in administrative costs or personnel.

Depreciation and amortization expense increased from $485,000 during the 12-week period ended August 13, 2007 to $560,000 during the 12-week period ended August 11, 2008, and from $1,103,000 during the 28-week period ended August 13, 2007 to $1,405,000 during the 28-week period ended August 11, 2008. The increase was primarily attributable to 30 new store openings since last year.

Interest expense increased from $200,000 during the 12-week period ended August 13, 2007 to $308,000 during the 12-week period ended August 11, 2008, and from $418,000 during the 28-week period ended

August 13, 2007 to $626,000 during the 28-week period ended August 11, 2008.  The increase was primarily attributable to a higher average debt balance in the first two quarters of fiscal 2009 as compared to fiscal 2008 primarily from the debt incurred to acquire the Barnhill’s Buffet restaurants.

Interest income decreased from $4,000 during the 12-week period ended August 13, 2007 to $1,000 during the 12-week period ended August 11, 2008, and from $15,000 during the 28-week period ended August 13, 2007 to $12,000 during the 28-week period ended August 11, 2008. Interest income was primarily generated by the Company’s outstanding notes receivable balances.

Other income is primarily rental income from the Company’s leased properties. Rental income was $12,000 for one property leased for the entire 12-week period ended August 11, 2008. The Company also had other income in the second quarter of fiscal 2009 of approximately $15,000 on the settlement of debt regarding the purchase of the Western Sizzlin in Magnolia, Arkansas. Rental income was $58,000 for four properties leased for the entire 12-week period ended August 13, 2007.  Rental income was $39,000 for one property leased for part of the first quarter and one property leased for the entire 28-week period ended August 11, 2008. Rental income was $157,000 for four properties leased for the entire 28-week period ended August 13, 2007.

The income tax provision totaled $205,000 or 34.3% of pre-tax income for the 12-week period ended August 11, 2008 as compared to $(32,000) or (290.9)% of pre-tax income for the 12-week period ended August 13, 2007.  The income tax provision totaled $465,000 or 33.3% of pre-tax income for the 28-week period ended August 11, 2008 as compared to $217,000 or 31.7% of pre-tax income for the 28-week period ended August 13, 2007.

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

As of August 11, 2008, the Company had $1,126,000 in cash.  Cash and cash equivalents increased by $390,000 during the 28 weeks ended August 11, 2008. The net working capital deficit was $(8,833,000) and $(8,348,000) at August 11, 2008 and January 28, 2008, respectively. Total cash provided by operations for the 28 weeks ended August 11, 2008 was approximately $4,231,000 as compared to approximately $1,971,000 in the 28 weeks ended August 13, 2007.  The Company spent approximately $6.8 million on capital expenditures in the first two quarters of fiscal 2009 including approximately $5.8 million to purchase the 20 Barnhill’s Buffet restaurants.

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

The Credit Facility is guaranteed by Star Buffet, Inc. and its subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo has a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The term loan balance was $6,000,000 on August 11, 2008 and September 15, 2008.  A $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  The revolving line of credit balance was $0 and $300,000 on August 11, 2008 and September 15, 2008, respectively.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed approximately $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $74,563 to Mr. Wheaton for interest during the first two quarters of fiscal 2009. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds for working capital requirements.

On June 27, 2008, the Company entered into an $86,000 five year fixed rate second real estate mortgage with Dalhart Federal Savings and Loans.  The mortgage has monthly payments including interest of $1,387. The interest rate is 6.75%. The mortgage is secured by the Company’s K-BOB’S Steakhouse in Dumas, Texas.  In addition, the Company entered into a $140,000 five year fixed rate second real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments including interest of $2,756.  The interest rate is 6.75%.  The mortgage is secured by the Company’s Bar H Steakhouse restaurant in Dalhart, Texas.  The funds from both loans were used to reduce the obligation to Wells Fargo.  On July 11, 2008, the Company entered into a $604,000 five year fixed rate real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments including interest of $5,264.  The interest rate is 6.5%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magnolia, Arkansas.   The Company used the funds to payoff the previous loan with Farmers Bank and Trust of $502,000 and the additional $102,000 was used to reduce the obligation to Wells Fargo.  The refinancing of these real estate mortgages are part of the Company’s plan to reduce the term loan in the current year through cash flow from operations, asset sales and mortgage refinancing.

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

Impairment of Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. SFAS 142 requires goodwill to be tested for impairment at the reporting unit level, which is and operating segment or one level below an operating segment. The Company considers each individual restaurant to be a reporting unit and therefore reviews goodwill for possible impairment by restaurant.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations of its wholly-owned direct and indirect independently capitalized subsidiaries as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$14,318	$1,826	$5,011	$6,820	$661
Operating leases	17,879	3,529	4,793	3,735	5,822
Capital leases	77	51	26	—	—
Total contractual cash obligations	$32,274	$5,405	$9,830	$10,555	$6,484

Off Balance Sheet Arrangements

Under the terms of the current financing with Wells Fargo, the Company is required to obtain interest rate protection through an interest rate swap or cap with respect to not less than 50% of the term loan amount. The Company has not yet entered into any interest rate swap or cap because the Company plans to substantially reduce the term loan in the current year through cash flow from operations, asset sales and mortgage refinancing. As a result Wells Fargo has extended the time for Company to meet its obligation. If the Company continues to reduce the term loan, Wells Fargo plans to eliminate the requirement for an interest rate swap or cap.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007, which for us is the first two quarters of fiscal 2009. Our adoption of SFAS 157 at the beginning of fiscal 2009 did not have a material impact on our consolidated financial position or results of operations.

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

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51 (FAS 160). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. FAS160 is effective for fiscal years beginning after

December 15, 2008, which for us is fiscal 2010. We are currently evaluating the impact of FAS 160 on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, FAS 161 requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for the Company at the beginning of the fourth quarter of its 2009 fiscal year. The Company is currently evaluating the impact of the provisions of FAS 161.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for the Company at the beginning of its 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year and cannot be adopted early. The Company is currently assessing the impact that EITF 07-5 will have on its consolidated financial position and results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to financial market risks is the impact that interest rate changes could have on its $2.0 million Revolving Line of Credit, of which $0 and $300,000 was outstanding as of August 11, 2008 and September 18, 2008, respectively. The Revolving Line of Credit interest rate is LIBOR plus two percent per annum (averaging approximately 5.1% in fiscal 2009). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

Item 4.T  Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal accounting officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal accounting officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and Notes to the consolidated financial statements. The financial statements were prepared in accordance with the U.S. generally accepted accounting principles and include certain amounts based on management’s judgment and best estimates.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed under the supervision of the Company’s principal executive and accounting officers in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2008 and identified a significant deficiency and material weaknesses which are noted below. As of August 11, 2008, the principal executive officer and the principal accounting officer concluded that significant deficiency and material weaknesses still exist. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   Based on this evaluation, our principal executive and principal accounting officers concluded that the internal controls over financial reporting were not effective as of January 28, 2008 or as of August 11, 2008, and that certain significant deficiencies and material weakness existed for the period covered by the Annual Report on Form 10-K as of January 28, 2008 and as of August 11, 2008 on Form 10-Q. The one significant deficiency and two material weaknesses identified included:

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

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices.  The minimum wage increases in states in which the Company operates in July 2007, January 2008 and July 2008 has and will directly increase our labor costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to the Company.  In connection with higher energy prices, commodity suppliers have passed on higher wholesale prices and higher transportation costs.  In anticipation of these past and future increases, the Company will attempt to increase menu prices in fiscal 2009 with the desire to maintain prior profitability.  However, the Company cannot predict with any certainty that the menu price increases will be sufficient to maintain its current level of profitability.  In addition, the increase in menu prices may adversely affect the volume of our sales reducing future revenues and profitability. Other than what is noted above, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended January 28, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on June 23, 2008.  Of the 3,213,075 shares of the Company’s common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 1,890,677 common shares, representing 58.84% of the total number of shares entitled to vote at the meeting.  This percentage represents a quorum.  The following matters were voted upon at the stockholders’ meeting:

1.             Each of the six nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2009 or until their successors are elected and qualified:

	Number of Votes Cast
Name	For	Authority Withheld

Robert E. Wheaton	1,887,175	3,502
Thomas G. Schadt	1,884,475	6,202
Phillip “Buddy” Johnson	1,885,563	5,114
Craig B. Wheaton	1,888,373	2,304
B. Thomas M. Smith, Jr.	1,884,365	6,312
Todd S. Brown	1,886,175	4,502

2.             The ratification of the selection of Mayer Hoffman McCann P.C. as independent public accountants of the Company for the current fiscal year was approved by the following vote:

Votes Cast	Number of Shares

For	1,889,508
Against	1,169
Abstain	0
Broker Non-Votes	1,322,398

Item 5. Other Information

None.

Item 6.  Exhibits

(a) The following exhibits are attached to this report:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated September 25, 2008.

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

STAR BUFFET, INC. AND SUBSIDIARIES

September 25, 2008	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

September 25, 2008	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,

Treasurer, Secretary and

Principal Accounting Officer