Form 10-Q
period 2008-11-03
STAR BUFFET INC
filed 2008-12-12
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 3, 2008

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 10, 2008, there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1:                    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3, 2008	January 28, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,237,000	$736,000
Receivables, net	700,000	431,000
Income tax receivable	665,000	665,000
Inventories	654,000	412,000
Deferred income taxes	408,000	319,000
Prepaid expenses	458,000	166,000

Total current assets	4,122,000	2,729,000

Property, buildings and equipment:
Property, buildings and equipment, net	26,197,000	20,816,000
Property and equipment under capitalized leases, net	45,000	71,000
Property and equipment leased to third parties, net	797,000	3,126,000
Property, buildings and equipment held for future use, net	4,841,000	2,547,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	32,811,000	27,491,000

Other assets:
Notes receivable, net of current portion	704,000	704,000
Deposits and other	430,000	623,000

Total other assets	1,134,000	1,327,000

Deferred income taxes, net	2,433,000	2,765,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	1,206,000	839,000

Total intangible assets	1,757,000	1,390,000

Total assets	$42,257,000	$35,702,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	November 3, 2008	January 28, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$4,622,000	$4,959,000
Checks written in excess of cash in bank	674,000	—
Payroll and related taxes	1,807,000	1,401,000
Sales and property taxes	2,035,000	1,297,000
Rent, licenses and other	595,000	808,000
Income taxes payable	180,000	176,000
Revolving line of credit	—	1,349,000
Current maturities of obligations under long-term debt	2,585,000	1,038,000
Current maturities of obligations under capital leases	52,000	49,000

Total current liabilities	12,550,000	11,077,000

Deferred rent payable	1,614,000	1,846,000
Other accrued long-term liabilities	493,000	493,000
Note payable to officer	1,992,000	1,400,000
Capitalized lease obligations, net of current maturities	14,000	54,000
Long-term debt, net of current maturities	11,085,000	5,557,000

Total liabilities	27,748,000	20,427,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,170,675 shares	3,000	3,000
Additional paid-in capital	17,742,000	17,491,000
Accumulated deficit	(3,236,000)	(2,219,000)

Total stockholders’ equity	14,509,000	15,275,000

Total liabilities and stockholders’ equity	$42,257,000	$35,702,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 3,	November 5,	November 3,	November 5,
	2008	2007	2008	2007
Total revenues	$20,837,000	$15,087,000	$78,226,000	$53,432,000

Costs and expenses
Food costs	8,215,000	5,771,000	30,386,000	19,450,000
Labor costs	7,067,000	5,441,000	25,554,000	18,533,000
Occupancy and other expenses	4,104,000	3,695,000	15,622,000	11,885,000
General and administrative expenses	640,000	1,156,000	2,284,000	2,509,000
Depreciation and amortization	615,000	507,000	2,074,000	1,611,000
Impairment of long-lived assets	—	—	212,000	—

Total costs and expenses	20,641,000	16,570,000	76,132,000	53,988,000

Income (loss) from operations	196,000	(1,483,000)	2,094,000	(556,000)

Interest expense	(265,000)	(227,000)	(837,000)	(645,000)
Interest income	1,000	4,000	13,000	20,000
Other income	22,000	28,000	76,000	188,000
Gain (loss) on sale of assets	—	31,000	—	31,000

(Loss) income before income taxes	(46,000)	(1,647,000)	1,346,000	(962,000)

Income taxes (benefit)	(28,000)	(636,000)	437,000	(419,000)

Net (loss) income	$(18,000)	$(1,011,000)	$909,000	$(543,000)

Net (loss) income per common share – basic	$(0.01)	$(0.32)	$0.28	$(0.17)
Net (loss) income per common share – diluted	$(0.01)	$(0.32)	$0.28	$(0.17)

Weighted average shares outstanding – basic	3,213,075	3,170,675	3,212,772	3,170,675
Weighted average shares outstanding –diluted	3,213,075	3,170,675	3,212,864	3,170,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 weeks Ended
	November 3, 2008	November 5, 2007
Cash flows from operating activities:
Net income (loss)	$909,000	$(543,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,960,000	1,529,000
Amortization of franchise and licenses	60,000	64,000
Amortization of loan costs	139,000	18,000
Gain on sale of assets	—	(31,000)
Impairment of long-lived assets	212,000	—
Deferred income taxes	243,000	(6,000)
Change in operating assets and liabilities:
Receivables	(269,000)	(151,000)
Income tax receivables	—	(428,000)
Inventories	(242,000)	(120,000)
Prepaid expenses	(292,000)	(45,000)
Deposits and other	193,000	—
Deferred rent payable	(232,000)	(33,000)
Accounts payable-trade	(337,000)	500,000
Income taxes payable	4,000	(468,000)
Other accrued liabilities	930,000	1,145,000
Total adjustments	2,369,000	1,974,000
Net cash provided by operating activities	3,278,000	1,431,000
Cash flows from investing activities:
Acquisition of property, buildings and equipment	(7,479,000)	(4,310,000)
Interest income	—	(1,000)
Proceeds from sale of assets	—	746,000
Receipts from payments on notes receivable	—	20,000
Purchase of license and trademarks	—	(10,000)
Net cash used in investing activities	(7,479,000)	(3,555,000)
Cash flows from financing activities:
Checks written in excess of cash in bank	674,000	475,000
Proceeds received from officer’s note payable	592,000	1,362,000
Payments on long term debt	(4,367,000)	(1,051,000)
Proceeds from issuance of long-term debt	11,442,000	1,988,000
(Payments) proceeds on line of credit, net	(1,349,000)	1,464,000
Capitalized loan costs	(325,000)	(12,000)
Principal payment on capitalized lease obligations	(37,000)	(121,000)
Dividends paid	(1,928,000)	(1,902,000)
Net cash provided by financing activities	4,702,000	2,203,000
Net change in cash and cash equivalents	501,000	79,000

Cash and cash equivalents at beginning of period	736,000	418,000
Cash and cash equivalents at end of period	$1,237,000	$497,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	40 weeks Ended
	November 3, 2008	November 5, 2007

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$725,000	$416,000

Income taxes	$190,000	$483,000

Non cash investing and financing activities:

Exchange of notes receivable for equipment and leasehold improvements	$—	$1,207,000

Exchange of other receivable for equipment and leasehold improvements	$—	$55,000

Exchange of stock for loan costs	$252,000	$—

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

The following is a summary of the Company’s restaurant properties as of November 3, 2008. The Company has two reporting segments, the Buffet Division and the Non-Buffet Division.  The Company’s reportable segments are based on brand similarities. The Buffet Division segment includes the Company’s twenty Barnhill’s Buffet restaurants, eleven franchised HomeTown Buffet restaurants, five BuddyFreddys Country Buffet restaurants, two Whistle Junction restaurants, two JJ North’s Grand Buffet restaurants, two BuddyFreddys restaurants and one North Star Buffet restaurant. Five of the Buffet Division restaurants are non-operating units. One Barnhill’s Buffet restaurant lease expired after the quarter ended on November 3, 2008 and the restaurant was closed on November 9, 2008.  The Non-Buffet Division includes the Company’s six JB’s Restaurants, four K-BOB’S Steakhouse restaurants, four 4B’s restaurants, two Western Sizzlin restaurants, two Holiday House restaurants, two Casa Bonita restaurants, one Pecos Diamond Steakhouse restaurant and one Bar-H Steakhouse restaurant. Two of the Non-Buffet Division restaurants were non-operating units at November 3, 2008.  One of these non-operating restaurants was re-opened on November 8, 2008.

	Buffet Division	Non-Buffet Division	Total
Owned	9	9	18
Leased	34	13	47
Total	43	22	65

As of November 3, 2008, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Alabama	1	—	1
Arkansas	1	1	2
Arizona	9	—	9
Colorado	—	1	1
Florida	15	2	17
Idaho	—	1	1
Louisiana	3	—	3
Mississippi	6	1	7
Montana	—	6	6
New Mexico	1	2	3
Oklahoma	—	1	1
Oregon	1	—	1
Tennessee	3	—	3
Texas	—	4	4
Utah	1	3	4
Washington	1	—	1
Wyoming	1	—	1
Total	43	22	65

As of November 3, 2008, the Company’s non-operating restaurants are located in the following states:

Number of

Non-Operating Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	1	—	1
Florida	4	—	4
New Mexico	—	1	1
Texas	—	1	1
Total	5	2	7

As of November 5, 2007, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arkansas	—	1	1
Arizona	9	1	10
Colorado	1	1	2
Florida	13	3	16
Georgia	—	1	1
Idaho	1	1	2
Mississippi	—	1	1
Montana	—	5	5
New Mexico	2	2	4
Oklahoma	—	1	1
Oregon	1	—	1
Texas	—	4	4
Utah	1	3	4
Washington	1	—	1
Wyoming	1	—	1
Total	30	24	54

As of November 5, 2007, the Company’s non-operating restaurants were located in the following states:

Number of

Non-Operating Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	1	—	1
Colorado	1	—	1
Florida	4	—	4
Idaho	1	—	1
New Mexico	—	1	1
Texas	—	1	1
Total	7	2	9

The operating results for the 40-week period ended November 3, 2008 included operations shown in the tables above and fixed charges for eight non-operating restaurants for the first quarter and seven non-operating restaurants for the second and third quarters in fiscal 2009.  Seven restaurants were closed at the end of the third quarter of fiscal 2009 for repositioning. Four of the seven closed restaurants remain closed for remodeling and repositioning, one closed restaurant is held for sale, one closed restaurant is leased to a third party and one of the closed restaurants was opened on November 8, 2008. The operating results for the 40-week period ended November 5, 2007 included operations shown in the tables above and the fixed charges for nine restaurants closed at the end of the third quarter of fiscal 2008.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Recent Developments

The Company purchased certain operating assets of twenty (20) Barnhill’s Buffet restaurants in two transactions dated January 31, 2008 and February 29, 2008. The transactions were subject to Bankruptcy Court approval which was granted for the purchase of sixteen (16) units on January 31, 2008 and four (4) units on February 29, 2008. Total consideration paid for the restaurant assets was $6.1 million of which approximately $5.85 million was allocated to restaurant equipment and $250,000 was allocated to for food and related inventories. No value has currently been assigned to any indefinite-lived intangible assets, which would potentially consist of the perpetual right to utilize the Barnhill’s name and related intellectual property.  Purchase accounting permits twelve months to complete the purchase allocation and management is in the process of finalizing allocation of the purchase price which will be completed by end of the fourth fiscal quarter of 2009.

In accordance with the terms of the asset purchase agreements, the Company acquired all the necessary restaurant equipment to operate the restaurants and the intellectual property that permits the perpetual right to utilize the Barnhill’s Buffet name. The Company assumed twenty (20) real estate leases which ranged in length from approximately one (1) year to twelve (12) years. All but one lease contains an option to renew. No other liabilities were assumed in connection with this acquisition. The Company financed the acquisition with the Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The term loan was subsequently increased to $8,000,000 when the additional four (4) units were purchased on February 29, 2008. In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $251,856 and that amount is being amortized as interest over the life of the loan.

Note (C) Related Party Transactions

Mr. Robert E. Wheaton owns approximately 45.3% of the Company’s outstanding common shares including exercisable options which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters without the approval of the other stockholders. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan dated June 15, 2007 was subordinated to the obligation to M&I Marshall & Ilsley Bank and is now subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed approximately $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $114,231 to Mr. Wheaton for interest during the first three quarters of fiscal 2009.  The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The other assets presented in the condensed consolidated balance sheets and not in the reportable segments relate to the Company as a whole, and not individual segments. The only interest cost included in the individual segments is interest expense pertaining to capital leases.  Also certain corporate overhead income and expenses in the condensed consolidated statements of operations are not included in the reportable segments.

(Dollars in Thousands)

	Buffet Division	Non-Buffet Division	Other	Total
40 weeks Ended November 3, 2008
Revenues	$57,773	$20,453	$—	$78,226
Interest income	—	—	13	13
Interest expense	(5)	—	(832)	(837)
Depreciation & amortization	1,543	442	89	2,074
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	2,116	2,019	(2,789)	1,346
Total assets	24,954	12,757	4,546	42,257
40 weeks Ended November 5, 2007
Revenues	$33,339	$20,093	$—	$53,432
Interest income	—	—	20	20
Interest expense	(117)	—	(528)	(645)
Depreciation & amortization	1,065	492	54	1,611
Impairment of long-lived assets	—	—	—	—
(Loss) income before income taxes	(938)	2,250	(2,274)	(962)
Total assets	21,593	12,189	3,203	36,985

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

The following table summarizes the calculation of basic and diluted net income per common share for the respective fiscal periods:

	Net (Loss)	Shares	Per Share Amount
12 Weeks Ended November 3, 2008
Weighted average common shares outstanding – basic	$(18,000)	3,213,075	$(0.01)
Dilutive stock options	—	—	—
Weighted average common shares outstanding – diluted	$(18,000)	3,213,075	$(0.01)

12 Weeks Ended November 5, 2007
Weighted average common shares outstanding – basic	$(1,011,000)	3,170,675	$(0.32)
Dilutive stock options	—	—	—
Weighted average common shares outstanding – diluted	$(1,011,000)	3,170,675	$(0.32)

	Net Income (Loss)	Shares	Per Share Amount
40 weeks Ended November 3, 2008
Weighted average common shares outstanding – basic	$909,000	3,212,772	$0.28
Dilutive stock options	—	92	—
Weighted average common shares outstanding – diluted	$909,000	3,212,864	$0.28

40 weeks Ended November 5, 2007
Weighted average common shares outstanding – basic	$(543,000)	3,170,675	$(0.17)
Dilutive stock options	—	—	—
Weighted average common shares outstanding – diluted	$(543,000)	3,170,675	$(0.17)

Weighted-average common shares outstanding for the 12 weeks ended November 3, 2008 and November 5, 2007 used to calculate diluted earnings per share exclude stock options to purchase 28,000 and 40,000 shares of common stock, respectively, because these options are antidilutive due to the Company’s net loss for the periods.

Weighted-average common shares outstanding for the 40 weeks ended November 3, 2008 used to calculate diluted earnings per share exclude stock options to purchase 28,000 shares of common stock, because these options are antidilutive due to the market price of the underlying stock being less than the exercise price.

Weighted-average common shares outstanding for the 40 weeks ended November 5, 2007 used to calculate diluted earnings per share exclude stock options to purchase 40,000 shares of common stock, because these options are antidilutive due to the Company’s net loss for the period.

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

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying value of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test.

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2008. There were no triggering events during the quarter ending November 3, 2008 that would have had an impact on goodwill. There were no goodwill impairment losses recorded for the 40-week periods ended November 3, 2008 and November 5, 2007.

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

Note (J) Properties, Building and Equipment

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, leased to third parties, held for future use and held for sale, are as follows:

	November 3, 2008	January 28, 2008
Property, buildings and equipment:
Furniture, fixtures and equipment	$20,495,000	$13,708,000
Land	4,285,000	4,185,000
Buildings and leasehold improvements	23,329,000	23,478,000
	48,109,000	41,371,000

Less accumulated depreciation	(21,912,000)	(20,555,000)
	$26,197,000	$20,816,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$706,000	$706,000
Less accumulated amortization	(661,000)	(635,000)
	$45,000	$71,000

Total property, buildings and equipment includes the following land, equipment, buildings and leaseholds associated with seven and nine non-operating units, respectively, as of November 3, 2008 and as of January 28, 2008. As of November 3, 2008 one of the seven units is leased to a third-party operator, five units are closed for remodeling and repositioning and one unit is included in property held for sale.  One of the seven non-operating units was opened on November 8, 2008.

The components are as follows:

	November 3, 2008	January 28, 2008
Property and equipment leased to third parties:
Equipment	$221,000	$974,000
Land	224,000	1,266,000
Buildings and leaseholds	685,000	2,631,000
	1,130,000	4,871,000

Less accumulated depreciation	(333,000)	(1,745,000)
	$797,000	$3,126,000

	November 3, 2008	January 28, 2008
Property, buildings and equipment held for future use:
Equipment	$8,729,000	$8,033,000
Land	1,559,000	517,000
Buildings and leaseholds	2,418,000	2,066,000
	12,706,000	10,616,000

Less accumulated depreciation	(7,865,000)	(8,069,000)
	$4,841,000	$2,547,000

	November 3, 2008	January 28, 2008
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded $212,000 of impairment expense related to the closure of six restaurants in the first three quarters of fiscal 2009.  The Company did not record an impairment expense in the first three quarters of fiscal 2008.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payment.  SFAS 123(R) requires the recognition of compensation cost relating to share based payment transactions in the financial statements. Our stock-based compensation plans are summarized in the table below:

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration

1997 Stock Incentive Plan	750,000	489,000	February 2015

Stock options issued under the terms of the 1997 Plan have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.

The stock option transactions and the options outstanding are summarized as follows:

	40 weeks Ended
	November 3, 2008		November 5, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	40,000	$6.20	528,000	$11.56
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	0	$5.00	488,000	$12.00
Outstanding at end of period	40,000	$6.21	40,000	$6.20

Exercisable at end of period	40,000	$6.21	40,000	$6.20

Weighted average fair value of options granted during the period	$ N/A		$ N/A

The following summarizes information about stock options outstanding at November 3, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	12,000	1.0	$5.00	12,000	$5.00
$6.70	28,000	6.3	$6.70	28,000	$6.70
	40,000			40,000

The Company did not grant any stock options in the first three quarters of fiscal 2009 or fiscal 2008.

Note (L) Commitments and Contingencies

HTB entered into a franchise agreement for each HomeTown Buffet location which requires among other items, the payment of a royalty fee to HomeTown Buffet, Inc. The royalty fee is 2% of the gross sales of the Company’s HomeTown Buffet restaurants. Each of the franchise agreements has a 20-year term (with two five-year renewal options). HTB provides weekly sales reports to the HomeTown franchisor. HTB is obligated to operate its Hometown Buffet restaurants in compliance with the franchisor’s requirements. The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals and Recipe Manuals and Menus and restricts operating restaurants within a geographic radius of the franchisor’s restaurants.  These agreements also require HTB to use its best efforts to achieve the highest practicable level of sales and requires HTB to promptly make royalty payments. The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Generally, a franchisor may terminate a franchise agreement only if the franchisee violates a material and substantial provision of the agreement and fails to remedy the violation within a specified period.

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s and when North’s defaulted the Company sued for enforcement. In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord. The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes future cash flows from asset sales will be adequate for recovery of the remaining outstanding principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of November 3, 2008.

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

Note (M) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips resulting in a lower effective tax rate of approximately 32.5% and (43.6)% for the 40-week periods ended November 3, 2008 and November 5, 2007, respectively.  The Company has deferred income taxes of $2,841,000 and $3,084,000 on November 3, 2008 and January 28, 2008, respectively.  The deferred tax assets are primarily the result of timing difference on deferred rent, fixed assets and capital leases.

Note (N) Insurance Programs

Historically, the Company was self-insured for most casualty claims, with commercial insurance for casualty claims in excess of $2 million per claim and $3 million per year. Effective January 1, 2008 the Company purchased commercial insurance for casualty claims in excess of $100,000 per claim.  Accruals for self-insured losses include estimates based on historical information and expected future developments.  Differences in estimates and assumptions could result in actual liabilities that are materially different from the calculated accruals.  The valuation reserves for the quarters ended November 3, 2008 and November 5, 2007 were $29,000 and $59,000, respectively.

Note (O) Subsequent Events

On November 8, 2008, the Company opened one of its non-operating units, a K-BOB’S Steakhouse located in Tucumcari, New Mexico.

On November 9, 2008, the Barnhill’s Buffet restaurant located in Tallahassee, Florida was closed when the lease expired and could not be renewed.

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

Overview

The consolidated net loss for the 12-week period ended November 3, 2008 improved approximately $993,000 to a loss of $(18,000) or $(0.01) per diluted share as compared with a net loss of $(1,011,000) or $(0.32) per diluted share for the comparable prior year period.  The decrease in the net loss is due to an improvement in income from operations of approximately $1,677,000 primarily from new acquisitions and lower general and administrative expenses partially offset by higher interest expense and a lower income tax benefit. Total revenues increased $5,750,000 or 38.1% from $15.1 million in the 12 weeks ended November 5, 2007 to $20.8 million in the 12 weeks ended November 3, 2008. The increase in revenues was primarily attributable to 24 new store openings that resulted in sales of approximately $8.5 million, partially offset by declines in comparable same store sales of approximately $1.1 million primarily in the HomeTown Buffet restaurants and the closure of 12 restaurants. The decline in sales from the 12 closed stores was approximately $1.7 million.

Consolidated net income for the 40-week period ended November 3, 2008 improved approximately $1,452,000 to net income of $909,000 or $0.28 per diluted share as compared with a net loss of $(543,000) or $(0.17) per diluted share for the comparable prior year period.  The improvement in net income is due to an increase in income from operations of approximately $2,650,000 primarily from new acquisitions and partially offset by higher interest expense and an increase in income taxes of approximately $856,000. Total revenues increased approximately $24.8 million or 46.4% from $53.4 million in the 40 weeks ended November 5, 2007 to $78.2 million in the 40 weeks ended November 3, 2008. The increase in revenues was primarily attributable to 30 new store openings that resulted in additional sales of approximately $31.9 million, partially offset by declines in comparable same store sales of approximately $2.4 million primarily in the HomeTown Buffet restaurants and the closure of 14 restaurants. The decline in sales from the 14 closed stores was approximately $4.7 million.  The Company believes the decline in same store sales is a result of weaker economic conditions and due to new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Recent Developments

On March 12, 2008, the Board of Directors approved the Company’s fifth consecutive annual dividend.  This year the dividend is $0.60 per common share and was paid on June 4, 2008 to shareholders of record on May 6, 2008.

On February 29, 2008, Starlite Holdings, Inc. (“Starlite”), a newly formed, wholly-owned, independently capitalized subsidiary of Star Buffet, Inc. acquired certain assets and assumed the facility leases for four Barnhill’s Buffet restaurants from Barnhill’s Buffet, Inc. (“Barnhill’s”) for a purchase price of approximately $1,075,000.  Barnhill’s was in a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court of the Middle District of Tennessee and the acquisition was approved by the court.  The acquired restaurants are located in Florida (2) and Mississippi (2).  As part of the acquisition the Company acquired perpetual rights to use the Barnhill’s name and related intellectual property.

On February 29, 2008 the Company amended its Senior Secured Credit Facility (“Credit Facility”) dated January 31, 2008 with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000 with no change to the $2,000,000 revolving line of credit. The increase in the Credit Facility was used to fund the acquisition of the four Barnhill’s Buffet restaurants as described above.  The Credit Facility is guaranteed by Star Buffet, Inc. and its subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority perfected lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The $2,000,000 revolving line of credit also matures on January 31, 2012.  Interest on the revolving line of credit is payable monthly.  The balance on the revolving line of credit was $900,000 on November 3, 2008 and December 10, 2008.  There is a 0.50% fee for the unused portion of the revolving line of credit.  In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $251,856 and that amount is being amortizied as interest over the life of the loan.  The Credit Facility can be prepaid in whole or part without penalty.

The Credit Facility contains a number of covenants and restrictions, including requirements to meet certain financial ratios and limitations with respect to the Company’s use of cash.  The Company is also required to obtain interest rate protection through an interest rate swap or cap arrangement with respect to not less than 50% of the term loan amount. With Wells Fargo’s permission, the Company did not enter into any interest rate swap or cap because the Company had plans to substantially reduce the term loan in the current year through cash flow from operations, asset sales and mortgage refinancing. Given the current financial market disruptions, the Company does not believe that the term loan will be substantially reduced in the current fiscal year and plans to meet its requirement for the interest rate swap or cap in December 2008. Furthermore, certain provisions of the Credit Facility require the Company to remit proceeds from asset dispositions, issuance of debt or equity, insurance proceeds, tax refunds and fifty percent (50%) of excess cash flow (as defined) to reduce the principal amount of the term loan and, thereafter, the revolving line of credit.  Under terms of the Credit Facility, the Company is permitted to pay an annual dividend.  However, restrictions imposed under terms of the Credit Facility may adversely impact the Company’s ability to pay an annual dividend as the Company has historically relied on multiple sources of cash to fund the dividend.  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which is contingent upon, among other things, the Company’s ability to comply with all debt covenants under its existing senior secured credit facility.  As of the end of the third quarter the Company failed one of the covenant calculations.  The Company requested and was granted a written waiver by its senior secured lender for the third fiscal quarter only.

On January 31, 2008, Star Buffet Management, Inc., a wholly-owned, independently capitalized subsidiary of Star Buffet, Inc. acquired the assets and facility leases for sixteen (16) Barnhill’s Buffet restaurants from Barnhill’s for a purchase price of approximately $5 million.  The acquisition was approved by the bankruptcy court.  The acquired restaurants are located in the following states: Alabama (1), Arkansas (1), Florida (4), Louisiana (3), Mississippi (4), and Tennessee (3).  As part of the acquisition the Company acquired perpetual rights to the use of the Barnhill’s name and related intellectual property.  This acquisition was funded through the Company’s Credit Facility dated January 31, 2008.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 3, 2008 and November 5, 2007.

	Twelve Weeks Ended		Forty Weeks Ended
	November 3,	November 5,	November 3,	November 5,
	2008	2007	2008	2007
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Food costs	39.4	38.2	38.8	36.4
Labor costs	33.9	36.0	32.7	34.7
Occupancy and other expenses	19.7	24.5	20.0	22.2
General and administrative expenses	3.1	7.7	2.9	4.7
Depreciation and amortization	3.0	3.4	2.6	3.0
Impairment of long-lived assets	—	—	0.3	—
Total costs and expenses	99.1	109.8	97.3	101.0

Income from operations	0.9	(9.8)	2.7	(1.0)

Interest expense	(1.2)	(1.5)	(1.1)	(1.2)
Interest income	0.0	0.0	0.0	0.0
Other income	0.1	0.2	0.1	0.3
Gain on sale of assets	0.0	0.2	0.0	0.1
Income (loss) before income taxes	(0.2)	(10.9)	1.7	(1.8)

Income taxes (benefit)	(0.1)	(4.2)	0.5	(0.8)

Net income	(0.1)%	(6.7)%	1.2%	(1.0)%

Effective income tax rate	(60.9)%	(38.6)%	32.5%	(43.6)%

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

(Dollars in Thousands)

	Buffet Division (1)	Non-Buffet Division(2)	Other	Total

40 weeks Ended November 3, 2008
Revenues	$57,773	$20,453	$—	$78,226
Food cost	23,771	6,615	—	30,386
Labor cost	18,056	7,498	—	25,554
Interest income	—	—	13	13
Interest expense	(5)	—	(832)	(837)
Depreciation & amortization	1,543	442	89	2,074
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	2,116	2,019	(2,789)	1,346

	Buffet Division (1)	Non-Buffet Division(2)	Other	Total

40 weeks Ended November 5, 2007
Revenues	$33,339	$20,093	$—	$53,432
Food cost	12,982	6,568	—	19,450
Labor cost	11,407	7,126	—	18,533
Interest income	—	—	20	20
Interest expense	(117)	—	(528)	(645)
Depreciation & amortization	1,065	492	54	1,611
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	(938)	2,250	(2,274)	(962)

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

(2) The sales increased due to the acquisition of nine Non-Buffet restaurants partially offset by the closure of five Non-Buffet restaurants.  The food cost as a percentage of revenue decreased this year primarily due to the addition of one Casa Bonita restaurant which has lower food cost than the other Non-Buffet restaurants offset by increases in wholesale food prices as compared to the prior year.  Labor cost increased as a percentage of revenue this year primarily due to minimum wage increases in the applicable markets.  Income (loss) before income taxes decreased primarily as a result of higher labor costs.

Total revenues increased $5,750,000 or 38.1% from $15.1 million in the 12 weeks ended November 5, 2007 to $20.8 million in the 12 weeks ended November 3, 2008. The increase in revenues was primarily attributable to 24 new store openings that resulted in additional sales of approximately $8.5 million, partially offset by declines in comparable same store sales of approximately $1.1 million primarily in the HomeTown Buffet restaurants and the closure of 12 restaurants. The decline in sales from the 12 closed stores was approximately $1.7 million.  Total revenues increased approximately $24,794,000 or 46.4% from $53.4 million in the 40 weeks ended November 5, 2007 to $78.2 million in the 40 weeks ended November 3, 2008. The increase in revenues was primarily attributable to 30 new store openings that resulted in additional sales of approximately $31.9 million, partially offset by declines in comparable same store sales of approximately $2.4 million primarily in the HomeTown Buffet restaurants and the closure of 14 restaurants. The decline in sales from the 14 closed stores was approximately $4.7 million.

Food costs as a percentage of total revenues increased from 38.2% during the 12-week period ended November 5, 2007 to 39.4% during the 12-week period ended November 3, 2008, and from 36.4% during the 40-week period ended November 5, 2007 to 38.8% during the 40-week period ended November 3, 2008. The increase for the 12 and 40 weeks as a percentage of total revenues was primarily attributable to higher wholesale prices for chicken, pork and beef in the current year.

Labor costs as a percentage of total revenues decreased from 36.0% during the 12-week period ended November 5, 2007 to 33.9% during the 12-week period ended November 3, 2008, and from 34.7% during the 40-week period ended November 5, 2007 to 32.7% during the 40-week period ended November 3, 2008.  The decrease as a percentage of total revenues was primarily attributable to lower labor costs in the new Barnhill restaurants as compared to the existing restaurants.  Labor costs decreased as a percentage of total revenues despite minimum wage increases in every state in which the Company operated in the first three quarters of fiscal 2009 and fiscal 2008. In response to the increased costs, the Company has and will continue toattempt to increase menu pricing in fiscal 2009 with the goal of maintaining a labor cost as a percentage of sales consistent with prior results, although there can be no assurance that expected results will actually occur (see the discussion under “Risk Factors”).

Occupancy and other expenses as a percentage of total revenues decreased from 24.5% during the 12-week period ended November 5, 2007 to 19.7% during the 12-week period ended November 3, 2008, and from 22.2% during the 40-week period ended November 5, 2007 to 20.0% during the 40-week period ended November 3, 2008. The decrease as a percentage of total revenues was primarily attributable to a decrease in facility costs as a percentage of revenues in the current year compared to the prior year.

General and administrative expense as a percentage of total revenues decreased from 7.7% during the 12-week period ended November 5, 2007 to 3.1% during the 12-week period ended November 3, 2008, and from 4.7%

during the 40-week period ended November 5, 2007 to 2.9% during the 40-week period ended November 3, 2008. The decrease as a percentage of total revenues was primarily attributable to higher revenues for the 12 and 40 weeks ended November 3, 2008 as compared to the same period of the prior year. While the Company has added 30 new stores and closed 14 stores, there has been no significant increase in administrative costs or personnel.

Depreciation and amortization expense increased from $507,000 during the 12-week period ended November 5, 2007 to $615,000 during the 12-week period ended November 3, 2008, and from $1,611,000 during the 40-week period ended November 5, 2007 to $2,074,000 during the 40-week period ended November 3, 2008. The increase was primarily attributable to 30 new store openings since last year partially offset by the closure of 14 stores.

Interest expense increased from $227,000 during the 12-week period ended November 5, 2007 to $265,000 during the 12-week period ended November 3, 2008, and from $645,000 during the 40-week period ended November 5, 2007 to $837,000 during the 40-week period ended November 3, 2008.  The increase was primarily attributable to a higher average debt balance in the first two quarters of fiscal 2009 as compared to fiscal 2008 primarily from the debt incurred to acquire the Barnhill’s Buffet restaurants.

Interest income decreased from $4,000 during the 12-week period ended November 5, 2007 to $1,000 during the 12-week period ended November 3, 2008, and from $20,000 during the 40-week period ended November 5, 2007 to $13,000 during the 40-week period ended November 3, 2008. Interest income was primarily generated by the Company’s outstanding notes receivable balances.

Other income is primarily rental income from the Company’s leased properties. Rental income was $19,000 for one property leased for the entire 12-week period ended November 3, 2008. Rental income was $28,000 for four properties leased for the entire 12-week period ended November 5, 2007.  Rental income was $61,000 for one property leased for part of the first quarter and one property leased for the entire 40-week period ended November 3, 2008. The Company also had other income in the 40-week period ended November 3, 2008 of approximately $15,000 on the settlement of debt regarding purchase of the Western Sizzlin in Magnolia, Arkansas. Rental income was $185,000 for four properties leased for the entire 40-week period ended November 5, 2007.

The income tax provision totaled $(28,000) or (60.9)% of pre-tax income for the 12-week period ended November 3, 2008 as compared to $(636,000) or (38.6)% of pre-tax income for the 12-week period ended November 5, 2007.  The income tax provision totaled $437,000 or 32.5% of pre-tax income for the 40-week period ended November 3, 2008 as compared to $(419,000) or (43.6)% of pre-tax income for the 40-week period ended November 5, 2007.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company’s operations.  Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws so that changes in these laws can result in higher labor costs to the Company. In addition, the cost of food products purchased by the Company are subject to market supply and demand pressures which can have an impact on the Company’s margins.  The Company anticipates that modest increases in these costs can be offset through pricing and cost control efforts.  However, there is no assurance that the Company would be able to pass more significant costs on to its customers.

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations, available borrowings under bank lines of credit and loans from the principal shareholder.

As of November 3, 2008, the Company had $1,237,000 in cash.  Cash and cash equivalents increased by $501,000 during the 40 weeks ended November 3, 2008. The net working capital deficit was $(8,428,000) and $(8,348,000) at November 3, 2008 and January 28, 2008, respectively. Total cash provided by operations for the 40 weeks ended November 3, 2008 was approximately $3,278,000 as compared to approximately $1,431,000 in the 40 weeks ended November 5, 2007.  The Company spent approximately $7.5 million on capital expenditures in the first three quarters of fiscal 2009 including approximately $5.8 million to purchase the 20 Barnhill’s Buffet restaurants.

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

The Credit Facility is guaranteed by Star Buffet, Inc. and its subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo has a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The term loan balance was $6,000,000 on November 3, 2008 and December 10, 2008.  A $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  The revolving line of credit balance was $900,000 on November 3, 2008 and December 10, 2008.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed approximately $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $114,231 to Mr. Wheaton for interest during the first two quarters of fiscal 2009. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

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

The Company believes that available cash, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy working capital and capital expenditure requirements during the next 12 months.  Additionally, management does not believe that the net working capital deficit will have any material effect on the Company’s ability to operate the business or meet obligations as they come due.  However, there can be no assurance that cash on hand and cash flow from operations will be sufficient to satisfy its working capital and capital expenditure requirements.  Furthermore, given uncertain financial market conditions, the Company is no longer confident that funds will be available to return capital to stockholders in the form of either dividends or share repurchases until certain financial commitments are met.

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

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company’s condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations, any one of which may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations of its wholly-owned direct and indirect independently capitalized subsidiaries as set forth in the following table:

	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)

Contractual Obligations:
Long-term debt	$15,662	$2,585	$4,201	$7,573	$1,303
Operating leases	16,571	2,990	4,501	3,601	5,479
Capital leases	66	52	14	—	—

Total contractual cash obligations	$32,299	$5,627	$8,716	$11,174	$6,782

Off Balance Sheet Arrangements

Under the terms of the Credit Facility with Wells Fargo, the Company is required to obtain interest rate protection through an interest rate swap or cap with respect to not less than 50% of the term loan amount. With Wells Fargo’s permission, the Company did not enter into any interest rate swap or cap because the Company had plans to substantially reduce the term loan in the current year through cash flow from operations, asset sales and mortgage refinancing. Given the current financial market disruptions, the Company does not believe that the term loan will be substantially reduced in the current fiscal year and plans to meet its requirement for the interest rate swap or cap in December 2008.

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

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS 141 (revised 2007) “FAS 141 (R)”, “Business Combinations.” This standard requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transaction; establishes an acquisition-date fair value for said assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. FAS 141 (R) is effective for fiscal years beginning after December 15, 2008, which for us is fiscal 2010. We are currently evaluating the impact of FAS 141 (R) on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51” (“FAS 160”). This standard requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. FAS160 is effective for fiscal years beginning after December 15, 2008, which for us is fiscal 2010. We are currently evaluating the impact of FAS 160 on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, FAS 161 requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for the Company at the beginning of the fourth quarter of its 2009 fiscal year. We are currently evaluating the impact of the provisions of FAS 161.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for the Company at the beginning of its 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently evaluating the impact adoption of this statement could have on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-

based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year and cannot be adopted early. We are currently assessing the impact that EITF 07-5 will have on its consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s principal exposure to interest rate risk is the impact that interest rate changes could have on its $8.0 million Term Loan and $2.0 million Revolving Line of Credit, of which $6,000,000 and $900,000, respectively was outstanding as of November 3, 2008 and December 10, 2008. The Credit Facility interest rate is LIBOR plus two percent per annum (averaging approximately 5.1% in the first three quarters of fiscal 2009). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of pre-tax earnings, the amount of which would depend on the amount outstanding on the line of credit. All of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk

The Company purchases many products which are affected by commodity prices and therefore, subject to price volatility caused by weather, transportation costs, labor costs, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased by the Company are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize short-term price volatility. Typically, the Company uses purchasing contracts as an alternative to financial hedges. In many cases, the Company believes it is able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting its menu pricing, menu mix or changing its product delivery strategy. However, increases in commodity prices can result in lower operating margins for our restaurant concepts.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2008 and identified a significant deficiency and material weaknesses which are noted below. As of November 3, 2008, the principal executive officer and the principal accounting officer concluded that significant deficiency and material weaknesses still exist. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our principal executive and principal accounting officers concluded that the internal controls over financial reporting were not effective as of January 28, 2008 or as of November 3, 2008, and that certain significant deficiencies and material weakness existed for the period covered by the Annual Report on Form 10-K as of January 28, 2008 and as of November 3, 2008 on Form 10-Q. The one significant deficiency and two material weaknesses identified included:

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness related to food quality or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. From time to time, the Company is also the subject of complaints or allegations from employees. The Company believes that generally the lawsuits, claims and other legal matters to which it is subject to in the ordinary course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in a decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has ongoing litigation with North’s Restaurants, Inc. as described in more detail in Note L to the condensed consolidated financial statements included herein.

Item 1A.  Risk Factors

The Company anticipates increasing its menu prices in response to enacted federal minimum wage increases, which may have unintended consequences on its operations.

The Company’s profitability is sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices.  Minimum wage increases in states where the Company’s restaurants are located, in July 2007, January 2008 and July 2008 have and will in the future directly increase our labor costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to the Company.  In connection with higher energy prices, commodity suppliers have passed on higher wholesale prices and higher transportation costs.  In anticipation of these past and future increases, the Company has and will continue to attempt to increase menu prices in fiscal 2009 with the desire to maintain prior profitability.  However, the Company cannot predict with any certainty that the menu price increases will be sufficient to maintain its current level of profitability.  In addition, the increase in menu prices may adversely affect the volume of our sales reducing future revenues and profitability. Other than what is noted above, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended January 28, 2008.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	The following exhibits are attached to this report:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated December 12, 2008.

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

STAR BUFFET, INC. AND SUBSIDIARIES

December 12, 2008	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

December 12, 2008	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,

Treasurer, Secretary and

Principal Accounting Officer