Form 10-K
period 2009-01-26
STAR BUFFET INC
filed 2009-04-30
CIK 1043156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-6054

STAR BUFFET, INC.
(Exact Name of Registrant as Specified in its Charter)
_______________
Delaware	84-1430786
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1312 N. Scottsdale Road	85257
Scottsdale, Arizona	(Zip Code)
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code: (480) 425-0397
_______________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class):
Common Stock
$.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer [  ]                                                         Accelerated filer [  ]
Non-accelerated filer [  ]                                                           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ] No [X]

At August 11, 2008, the last business day of the registrant’s second fiscal quarter, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value.  The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the NASDAQ Small Cap Market on August 11, 2008, ($4.10 per share) was $4,556,000.  For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 22, 2009, the registrant had 3,213,075 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after January 26, 2009, are incorporated by reference into Part III of this Form 10-K.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 26, 2009

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

PART I

Item 1. Business

Overview

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. As of January 26, 2009, the Company, through five independently capitalized subsidiaries operated 19 Barnhill’s Buffet restaurants, 11 franchised HomeTown Buffets, six JB’s restaurants, four 4B’s restaurants, three K-BOB’S Steakhouses, three BuddyFreddys restaurants, two Whistle Junction restaurants, two Western Sizzlin restaurants, two Holiday House restaurants, two JJ North’s Grand Buffets, two Casa Bonita Mexican theme restaurants, one Pecos Diamond Steakhouse and one Bar-H Steakhouse. The Company also had four restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and one restaurant closed and reported as property held for sale. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington and Wyoming.

Recent Developments

On February 20, 2009, the Board of Directors voted to indefinitely suspend the annual dividend on the outstanding common stock of the Company.

Business

The Company’s business strategy is to operate a broadly diversified portfolio of well-established, family-oriented restaurants throughout the southeastern and western United States.  The Company believes that a broad, diversified business base combined with a low field and corporate overhead cost structure will result in consistently profitable financial performance.

Segment and Related Reporting

The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on operating similarities.  The Buffet Division includes 19 Barnhill’s Buffets, 11 HomeTown Buffets, three BuddyFreddys, two JJ North’s Grand Buffets and two Whistle Junction restaurants.  The Buffet Division also has three restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and one restaurant closed and reported as property held for sale.  The Non-Buffet Division includes six JB’s restaurants, four 4B’s restaurants, three K-BOB’S Steakhouses, two Western Sizzlin restaurants, two Casa Bonita restaurants, two Holiday House restaurants, a Bar-H Steakhouse and a Pecos Diamond Steakhouse.  Additionally, a K-BOB’S Steakhouse restaurant was closed for remodeling at the end of fiscal 2009.

Growth Strategy

The Company seeks modest long-term growth primarily through the acquisition of existing restaurants. The Company supplements its program of acquisitions with the purchase of restaurant properties that can be converted to the Company’s existing brands and minority investments in, or strategic alliances with, other restaurant chains.

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

•
Minority Investments and Strategic Alliances. The Company intends to seek minority investments in, or strategic alliances with, other restaurant chains. The Company believes that these investments can provide an attractive opportunity for the Company and may facilitate the acquisition of restaurants at a later date.

Restaurant Concepts

Buffet Division

General. The Buffet Division includes 42 restaurants in 12 states.  The Buffet Division under the following concepts operates 19 Barnhill’s Buffets restaurants, 11 HomeTown Buffets, three BuddyFreddys restaurants, two JJ North’s Grand Buffets and two Whistle Junction restaurants.  The Buffet Division also has three former buffet restaurants closed for remodeling and repositioning, a former buffet restaurant is leased to a third-party operator and another closed restaurant reported as property held for sale.

The Company, through its wholly-owned, independently capitalized Star Buffet Management, Inc. (“SBMI”) subsidiary operates 15 Barnhill’s Buffets with a perpetual right to utilize the Barnhill’s name and related intellectual property.  The restaurants are located in Alabama (1), Arkansas (1), Florida (3), Louisiana (3), Mississippi (4) and Tennessee (3). The restaurants are approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned, independently capitalized Starlite Holdings, Inc. (“Starlite”) subsidiary operates 4 Barnhill’s Buffets with a perpetual right to utilize the Barnhill’s name and related intellectual property.  The restaurants are located in Florida (2) and Mississippi (2).  The restaurants are approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned, independently capitalized HTB Restaurants, Inc. (“HTB”) subsidiary, has franchise agreements with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets Holdings, Inc.  HTB entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. HTB operates 11 HomeTown Buffet restaurants in Arizona (8), New Mexico (1), Utah (1) and Wyoming (1). The restaurants are approximately 10,000 square feet and seat approximately 375 customers.

The Buffet Division also consists of two JJ North’s Grand Buffet restaurants which are located in Oregon and Washington and five restaurants in Florida under the brand names BuddyFreddys (3) and Whistle Junction (2).  The restaurants range from 7,000 to 10,000 square feet and seat approximately 275 to 325 customers.

Non-Buffet Division

General. The Non-Buffet Division includes 22 restaurants in 10 states.  The Non-Buffet Division  under the following concepts operates six JB’s restaurants, four 4B’s restaurants, three K-BOB’S Steakhouses, two Western Sizzlin restaurants, two Casa Bonita restaurants, two Holiday House restaurants, a Bar-H Steakhouse and a Pecos Diamond Steakhouse.  Additionally, a K-BOB’S Steakhouse was closed for remodeling at the end of fiscal 2009.

The Company, through its wholly-owned, independently capitalized Summit Family Restaurants, Inc., (“Summit”) subsidiary, operates six JB’s restaurants in Montana (2), Utah (3) and Idaho (1); four 4B’S restaurants located in Montana; three K-BOB’S restaurants located in Texas (2), New Mexico (1); two Casa Bonita restaurants located in Colorado and Oklahoma; a Bar-H Steakhouse in Dalhart, Texas and a Pecos Diamond Steakhouse in Artesia, New Mexico. The JB’s and 4B’S restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers.  The Casa Bonita facilities are approximately 52,000 and 26,000 square feet with seating capacity for approximately 4,000 and 1,500 customers.  K-BOB’S Steakhouses, Pecos Diamond Steakhouse and Bar-H Steakhouse are approximately 5,000 square feet with seating capacity for 150 customers.

The Non-Buffet Division also consists of two Western Sizzlin restaurants one each located in Arkansas and Mississippi and two Holiday House restaurants in Florida. The restaurants range from 5,000 to 10,000 square feet and seat approximately 150 to 250 customers.

Licenses, Trademarks and Service marks

The Company owns the trademarks and service marks for BuddyFreddys, Casa Bonita, Holiday House, Pecos Diamond Steakhouse, Bar-H Steakhouse, 4B’S Restaurants and Whistle Junction. The Company was granted perpetual, royalty-free, fully transferable licenses to use the intangible property of JJ North’s Grand Buffet and Barnhill’s Buffet. The Company utilizes the HomeTown Buffet and Western Sizzlin’ marks pursuant to various franchise and license agreements. The Company has a license agreement and, if exercised, one ten year option to use the JB’S trademark through August 31, 2022.  The Company has a perpetual license agreement to utilize, under certain circumstances, the K-BOB’S Steakhouse brand.  Additionally, the Company has a license agreement with CKE Restaurants, Inc. for use of the “Star” name and design.

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

Employees

As of April 22, 2009, the Company employed approximately 2,490 persons, of whom approximately 2,482 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
Robert E. Wheaton	57	Chief Executive Officer, President and Chairman
Ronald E. Dowdy	52	Group Controller, Treasurer and Secretary
Thomas G. Schadt	67	Director
Phillip “Buddy” Johnson	57	Director
Craig B. Wheaton	52	Director
B. Thomas M. Smith, Jr.	74	Director
Todd S. Brown	52	Director

Robert E. Wheaton has served as the Chief Executive Officer and President and as a director of the Company since its formation in July 1997. Mr. Wheaton has been Chairman of the Board since September 1998. Mr. Wheaton served as Executive Vice President of CKE Restaurants, Inc. from January 1996 through January 1999. From April 1995 to January 1996, he served as Vice President and Chief Financial Officer of Denny's Inc., a subsidiary of Flagstar Corporation. From 1991 to 1995, Mr. Wheaton served as President and Chief Executive Officer and from 1989 to 1991 as Vice President and Chief Financial Officer of The Bekins Company. Mr. Wheaton is the brother of Craig B. Wheaton, a director of the Company.

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

Phillip “Buddy” Johnson has served as a director of the Company since February 1999. Mr. Johnson served as the Supervisor of Elections of Hillsborough County from March 2003 to January 2009. From March 2001 until March 2003, he served as the Director of the Division of Real Estate in the Florida Department of Business and Professional Regulations. Mr. Johnson served as President of the BuddyFreddys Division from April 1998 until March 2001. From 1980 until 1998, he was the founding Chairman and CEO of BuddyFreddys Enterprises. From 1991 to 1996, Mr. Johnson served as Republican floor leader in the Florida House of Representatives. Mr. Johnson also served on the executive committee of The Foundation for Florida’s Future, a non-profit corporation established in 1995 by former governor, Jeb Bush.

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

Item 1A.  Risk Factors

Our Growth Strategy Depends Upon our Ability to Acquire and Successfully Integrate Additional Restaurants.

During fiscal 2009 and fiscal 2008 the Company acquired or opened a total of 32 restaurants. These acquisitions represent a significant increase in the number of restaurants operated by the Company and involve risks that could adversely affect the Company’s business, results of operations and financial condition. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during assimilation of the acquired restaurants could materially and adversely affect the Company’s business, financial condition and results of operations.  In addition, acquired restaurants may be located in geographic markets in which the Company has limited or no operating experience.  There can be no assurance that any acquisition will not materially and adversely affect the Company or that any such acquisition will enhance the Company’s business.  Furthermore, the Company is unable to predict the likelihood of any additional acquisitions being proposed or completed in the near future.

The Company intends to continue to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on the ability of the Company to acquire additional restaurants or to convert acquired sites into restaurants.  The success of the Company’s growth strategy is dependent upon numerous factors, including the availability of suitable acquisition opportunities, the availability of appropriate financing, and general economic conditions.  The Company must compete with other restaurant operators for acquisitions and with other restaurant operators, retail stores, companies and developers for desirable sites.  Many of these entities have substantially greater financial and other resources than the Company. Many of its acquired restaurants may be located in geographic markets in which the Company has limited or no operating experience. There can be no assurance that the Company will be able to identify, negotiate and consummate acquisitions or that acquired restaurants or converted restaurants can be operated profitably and successfully integrated into the Company’s operations.

A strategy of growth through acquisitions requires access to significant capital resources. If the Company determines to make a sizeable acquisition, the Company may be required to obtain approval of creditors, or to sell additional equity or debt securities, or to obtain additional credit facilities.  The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. At present, the Company has only limited availability under its Credit Facility and the credit facility restricts the amount of capital that can be allocated to acquisitions.

Loans to third parties involve risk of non-payment.  Since inception, the Company’s acquisition strategy has, in certain circumstances, incorporated loans to sellers to facilitate certain transactions.  In most cases, these loans are secured and include, as part of terms and conditions, the Company’s right to convert the loan into ownership of the restaurants.  Also, certain of these loans contain favorable to the Company interest rates and repayment terms if the loans are not converted to ownership for one or more reasons.  This financing strategy entails significant risk.  Currently, the Company has two loans receivable outstanding and both are in default.  However, because the Company anticipates full recovery of amounts outstanding through either repayment or conversion to ownership, historically no provision for doubtful accounts has been established.  While estimates to date have been within our expectations, a change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of these receivables.

Operating Results can be Adversely Impacted by the Failure to Renew Facility Leases. The majority of the Company’s facilities are leased. Certain of these leases contain limited or no renewal options and other leases contain escalating or fair market renewal clauses. There can be no assurance that these facility leases can be renewed or if they are renewed, can be done so at lease rates that permit the restaurant to be operated at a profit.

Dependence Upon and Restrictions Resulting from HomeTown Franchise Agreements. The Company operates its HomeTown Buffet Restaurants through its wholly-owned, independently capitalized HTB Restaurants, Inc. (“HTB”) subsidiary.  This subsidiary is party to franchise agreements with the franchisor, HomeTown Buffet.

The performance of HTB’s HomeTown Buffet restaurants is directly related to the success of the HomeTown Buffet restaurant system. On January 22, 2008 Buffets Holdings, Inc., parent of HTB’s franchisor, filed for Chapter 11 reorganization.  The success of HTB’s HomeTown Buffet restaurants depends in part on the effectiveness of the HomeTown franchisor’s marketing efforts, new product development initiatives, building retrofit designs, quality assurance and other operational programs over which HTB has little or no control.  Furthermore, HTB cannot open new HomeTown Buffets without the permission of the franchisor.

In recent years HTB’s HomeTown Buffet restaurants have not performed well.  The Company’s management believes this is due to the franchisor's financial difficulties and because the franchisor has not permitted HTB to develop new restaurants.  The lack of investment in the brand on the part of the franchisor and the franchisor’s unwillingness to permit HTB to develop new locations has contributed to significant declines in restaurant level revenue and profitability.  The Company has closed a number of HomeTown Buffet restaurants and has determined that it would make no further capital contributions to the HTB subsidiary.  The Company also plans to close additional HomeTown Buffet restaurants.

Increases in Menu Prices in Response to Enacted Minimum Wage Increases. The Company’s profitability is sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices.  Minimum wage increases took effect in states where the Company’s restaurants are located, in July 2007, January 2008, July 2008 and January 2009.  These increases and potential future increases directly increase our labor costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to the Company.  In connection with higher energy prices, commodity suppliers have passed on higher wholesale prices and higher transportation costs.  In anticipation of these past and future increases, the Company has and will continue to attempt to increase menu prices in fiscal 2010 with the desire to maintain prior profitability.  However, the Company cannot predict with any certainty that the menu price increases will be sufficient to maintain its current level of profitability.  In addition, the increase in menu prices may adversely affect the volume of our sales reducing future revenues and profitability.

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

The Restaurant Industry is Complex and Volatile. Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants.  Multi-unit food service businesses such as the Company’s can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. The Company’s business could be adversely affected by terrorist attacks directed toward the food supply chain or public concerns about the safety of the food supply chain. Dependence on frequent deliveries of fresh produce and groceries, subjects food service businesses such as the Company’s to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. The Company’s profitability is highly sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices or otherwise compensated for.  In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor, employee benefits, including increases in hourly wage and unemployment tax rates utility and  transportation costs, increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company’s business, financial condition and results of operations in particular.  Changes in economic conditions affecting the Company’s guests could reduce traffic in some or all of the Company’s restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is Dependent on Its Key Personnel. The Company believes that its success depends in part on the services of its key executives, including Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President.  The Company does not presently maintain key man life insurance and the loss of the services of Mr. Wheaton could have a material adverse effect upon the Company’s business, financial condition and results of operations.

The Restaurant Industry is Subject to Substantial Government Regulation. The restaurant industry is subject to federal, state and local government regulations, including those relating to the preparation and sale of food as well as building and zoning requirements.  In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements.  The failure to obtain or retain food licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  The volume of trading for the Company's common stock is limited.  This may make it difficult to liquidate an investment and can increase price volatility.  Fluctuations in the Company's operating results, failure of such operating results to meet the expectations of stock market analysts and investors, changes in stock market’s analyst recommendations regarding the Company, the success or perceived success of competitors of the Company, as well as changes in general economic or market conditions and changes in the restaurant industry may also have a significant adverse affect on the market price of the common stock.

Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline. Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 22, 2009, 3,213,075 shares of common stock were outstanding and 39,000 shares were issuable upon exercise of outstanding options at exercise prices of $5.00 and $6.70. The Company cannot predict the effect, if any, that sales of shares of the Company’s common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company’s common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

Control by One Principal Stockholder. Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. Sales of a substantial number of shares of our common stock by Mr. Wheaton or other principal shareholders in the public market could substantially reduce the prevailing market price of our common stock.

Item 2. Properties

The Company's corporate headquarters is in Scottsdale, Arizona.  A regional administrative office is located in Salt Lake City, Utah.

The Company’s restaurants are primarily freestanding locations. As of January 26, 2009, 46 of 64 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2009 to 2025.  The majority of the leases contain renewal options. All leases provide for specified periodic rental payments and many call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, carry property and general liability insurance and pay associated taxes and expenses.

The following is a summary of the Company's restaurant properties as of January 26, 2009:

	Buffets	Non-Buffets	Total
Owned	9	9	18
Leased	33	13	46
Total	42	22	64

As of January 26, 2009, the Company’s restaurants are located in the following states:

Number of Restaurants

State	Buffets	Non-Buffets	Total
Alabama	1	–	1
Arkansas	1	1	2
Arizona	9	–	9
Colorado	–	1	1
Florida	14	2	16
Idaho	–	1	1
Louisiana	3	–	3
Mississippi	6	1	7
Montana	–	6	6
New Mexico	1	2	3
Oklahoma	–	1	1
Oregon	1	–	1
Tennessee	3	–	3
Texas	–	4	4
Utah	1	3	4
Washington	1	–	1
Wyoming	1	–	1
Total	42	22	64

As of January 26, 2009, the Company’s non-operating restaurants are located in the following states:

Number of Non-Operating Restaurants
State	Buffets	Non-Buffets	Total
Arizona	1	–	1
Florida	4	–	4
Texas	–	1	1
Total	5	1	6

One of the six non-operating restaurants has been leased to a third-party operator; four are closed for remodeling and repositioning and one is closed and reported as property held for sale.

Item 3. Legal Proceedings

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s and when North’s defaulted the Company sued for enforcement. In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord. The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes future cash flows from asset sales are adequate for recovery of the remaining principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of January 26, 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders of the Company during the fourth quarter of fiscal 2009.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is listed on the NASDAQ Capital Market under the symbol “STRZ”. As of April 13, 2009, there were approximately 500 holders of record. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

Fiscal Year	2009		2008
	High	Low	High	Low
First Quarter	$7.70	$4.50	$9.23	$7.80
Second Quarter	5.16	3.75	8.60	7.56
Third Quarter	4.35	3.26	8.08	6.50
Fourth Quarter	4.10	1.84	6.96	5.14

Dividends.  On February 20, 2009, the Board of Directors voted to indefinitely suspend its annual dividend. The Company paid an annual cash dividend of $0.60 in both fiscal 2009 and fiscal 2008 on the outstanding common stock of the Company.

Equity Compensation Plan Information.

The following table gives information about our shares of Common Stock that may be issued under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	39,000	$6.21	451,000
Equity compensation plans not approved by security holders	—	—	—
Total	39,000	$6.21	451,000

The exercise price of the options granted and exercisable at January 26, 2009 is $5.00 for 11,000 options and $6.70 for 28,000 options.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week period ended January 26, 2009 and for the 52-week period ended January 28, 2008 are as follows:

The operating results for the 52-week period ended January 26, 2009 included 52 weeks of operations for the Company’s 14 Barnhill’s Buffet restaurants, 11 franchised HomeTown Buffet restaurants, six JB’s restaurants, three 4B’S restaurants, three BuddyFreddys restaurants, two Whistle Junction restaurants, two Western Sizzlin restaurants, two K-BOB’S Steakhouses, two Holiday House restaurants, two JJ North’s Grand Buffet restaurant, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Casa Bonita Mexican theme restaurant.  The results also included the following, four Barnhill’s Buffet restaurants for 47 weeks, one 4B’s restaurant for 34 weeks, one Casa Bonita Mexican theme restaurant for 26 weeks and one K-BOB’S Steakhouse for 11 weeks.  In addition, operating results include 41 weeks for one Barnhill’s Buffet restaurant, 38 weeks for one HomeTown Buffet restaurant, 37 weeks for one Western Sizzlin restaurant, 27 weeks for one Whistle Junction restaurant, 24 weeks for two Whistle Junction restaurants, 17 weeks for one BuddyFreddys restaurant, 15 weeks for one Holiday House restaurant and 11 weeks for one JB’S restaurant closed during the fiscal year 2009. The Company also had four restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and one restaurant closed and reported as property held for sale.

The operating results for the 52-week period ended January 28, 2008 included 52 weeks of operations for the Company’s 12 franchised HomeTown Buffet restaurants, six JB’s restaurants, five Whistle Junction restaurants, two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants, two Western Sizzlin restaurants, two K-BOB’S Steakhouses, two Holiday House restaurants, one JJ North’s Grand Buffet restaurant, one Pecos Diamond Steakhouse and one Casa Bonita Mexican theme restaurant.  The results also included the following, one Western Sizzlin restaurant for 32 weeks, one Holiday House restaurant for 40 weeks, one Bar-H Steakhouse for 35 weeks, one JB’S restaurant for 35 weeks, two 4B’S restaurants for 26 weeks, one 4B’S restaurant for 15 weeks and one JJ North’s Grand Buffet for 18 weeks.  In addition, operating results included 39 weeks for one K-BOB’S Steakhouse, 36 weeks for one K-BOB’S Steakhouse, 36 weeks for one HomeTown Buffet restaurant, 27 weeks for one HomeTown Buffet restaurant, 27 weeks for one Oklahoma Steakhouse restaurant and 16 weeks for one Whistle Junction restaurant closed during the fiscal year 2008.  The Company also had five restaurants closed for remodeling and repositioning, three restaurants leased to a third-party operators and one restaurant closed and reported as property held for sale.

Consolidated net income for fiscal 2009 improved approximately $2.9 million to net income of $943,000 or $0.29 per diluted share as compared with a net loss of $(2,001,000) or $(0.63) per diluted share for the comparable prior year period.  The improvement in net income is due to an increase in income from operations of approximately $5.3 million primarily from new acquisitions which included lower impairment expense of approximately $1.2 million partially offset by higher interest expense and an increase in income taxes of approximately $1.7 million. Total revenues increased approximately $29.1 million or 42.4% from $68.7 million in fiscal 2008 to $97.8 million in fiscal 2009. The increase in revenues was primarily attributable to 3 new store openings and 27 newly acquired stores that resulted in additional sales of approximately $36.7 million, partially offset by declines in comparable same store sales of approximately $3.5 million primarily in the HomeTown Buffet restaurants and the closure of 14 restaurants. The decline in sales from the 14 closed stores was approximately $4.2 million.  The Company believes the decline in same store sales is a result of weaker economic conditions and new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the fifty-two weeks ended January 26, 2009 (“fiscal 2009”), and for the fifty-two weeks ended January 28, 2008 (“fiscal 2008”).

	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended
	January 26, 2009	January 28, 2008
Total revenues	100.0%	100.0%
Costs and expenses:
Food costs	38.9	36.9
Labor costs	32.5	34.8
Occupancy and other expenses	20.2	22.1
General and administrative expenses	3.0	5.2
Depreciation and amortization	2.7	3.0
Impairment of long-lived assets	0.2	2.0
Total costs and expenses	97.5	104.0
Income (loss) from operations	2.5	(4.0)
Interest expense	(1.2)	(1.2)
Other income, net	0.1	0.4
Net (loss) income	1.4	(4.8)
Income taxes (benefit)	0.4	(1.9)
(Loss) income before income taxes (benefit)	1.0%	(2.9	) %

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Also certain corporate overhead income and expenses in the consolidated statements of operations are not included in the reportable segments.

	(Dollars in Thousands)
52 Weeks Ended January 26, 2009	Buffets(1)	Non-Buffets(2)	Other	Total
Revenues	$69,467	$28,389	$-	$97,856
Food cost	28,643	9,441	-	38,084
Labor cost	21,445	10,409	-	31,854
Interest income	-	-	13	13
Interest expense	(6)	-	(1,147)	(1,153)
Depreciation & amortization	1,927	650	45	2,622
Impairment of long-lived assets	198	14	-	212
Income (loss) before income taxes	2,560	2,352	(3,575)	1,337

	(Dollars in Thousands)
52 Weeks Ended January 28, 2008	Buffets	Non-Buffets	Other	Total
Revenues	$42,859	$25,873	$-	$68,732
Food cost	16,740	8,616	-	25,356
Labor cost	14,623	9,290	-	23,913
Interest income	-	-	24	24
Interest expense	(151)	-	(707)	(858)
Depreciation & amortization	1,402	626	70	2,098
Impairment of long-lived assets	647	754	-	1,401
Income (loss) before income taxes	(1,853)	1,694	(3,157)	(3,316)

(1) The sales increase in the Buffet segment was primarily from the acquisition of 20 Barnhill’s Buffet restaurants.  The food cost as a percentage of revenue increased this year primarily due to increases in wholesale food prices as compared to the prior year.  Labor cost decreased as a percentage of revenue this year primarily due to a lower labor cost in the Barnhill’s Buffet restaurants as compared to our existing buffet restaurants.  Income (loss) before income taxes increased primarily from the additional income from the Barnhill acquisition.

(2) The food cost as a percentage of revenue in the Non-Buffet segment decreased this year primarily due to the addition of one Casa Bonita restaurant which has lower food cost than the other Non-Buffet restaurants offset by increases in wholesale food prices as compared to the prior year.  Labor cost increased as a percentage of revenue this year primarily due to minimum wage increases in the applicable markets.  Income (loss) before income taxes increased primarily as a result of lower impairment costs in the current fiscal year compared to the prior fiscal year.

Comparison of Fiscal 2009 to Fiscal 2008

Total revenues increased $29.1 million or 42.4% from $68.7 million in fiscal 2008 to $97.8 million in fiscal 2009.  Sales from the Company’s 3 new store openings and 27 newly acquired stores in fiscal 2009 and fiscal 2008 were a net increase of approximately $36.7 million. Sales lost from 14 closed stores represented a net decrease of approximately $4.2 million.  Same store sales decreased approximately 6.4% primarily due to macro economic factors and increased competition in certain markets.

Food costs as a percentage of total revenues increased from 36.9% during in fiscal 2008 to 38.9% in fiscal 2009.  The increase in food costs as a percentage of total revenue was primarily attributable to the higher wholesale prices for most commodities.

Labor costs as a percentage of total revenues decreased from 34.8% in fiscal 2008 to 32.5% in fiscal 2009 while actual labor costs increased by $7.9 million.  The decrease as a percentage of total revenues was primarily attributable to lower labor costs in the newly acquired Barnhill restaurants as compared to the existing restaurants.  Labor costs decreased as a percentage of total revenues despite minimum wage increases in every state in which the Company operated in fiscal 2009 and fiscal 2008. In response to the increased costs, the Company has and will continue to attempt to increase menu pricing with the goal of maintaining food and labor costs as a percentage of sales consistent with prior results, although there can be no assurance that expected results will actually occur (see the discussion under “Risk Factors”).

Occupancy and other expenses as a percent of total revenues decreased from 22.1% in fiscal 2008 to 20.2% in fiscal 2009. The decrease as a percentage of total revenues was primarily attributable to a decrease in facility costs as a percentage of revenues in the current year compared to the prior year. The lower facility cost as percentage of revenue was the result of lower negotiated and straight-line rent expense.

General and administrative expenses as a percentage of total revenues decreased from 5.2% in fiscal 2008 to 3.0% in fiscal 2009. While the Company has added 30 new stores and closed 14 stores, there has been no significant increase in administrative costs or personnel.

Depreciation and amortization expense increased from $2,098,000 in fiscal 2008 to $2,622,000 in fiscal 2009. The increase was primarily attributable to 30 new store openings since last year partially offset by the closure of 14 stores.

Impairment of long-lived assets decreased from 2.0% in fiscal 2008 to 0.2% in fiscal 2009. The impairment in fiscal 2008 totaled $238,000 for the impairment of one restaurant’s leasehold improvements and $8,000 for franchise costs where projected undiscounted cash flows were less than the net book value of the assets and approximately $29,000 of impairment to equipment held for future use and approximately $1,126,000 for the impairment of goodwill.  The impairment in fiscal 2009 totaled $212,000 for leasehold improvements.

Interest expense as a percent of total revenues was 1.2% in fiscal 2008 and in fiscal 2009.  Interest expense increased from $858,000 in fiscal 2008 to $1,153,000 in fiscal 2009 primarily from the Wells Fargo debt used to acquire 20 Barnhill's Buffet restaurants.  However, the interest expense as a percent of total revenue remained the same because the revenues also increased primarily from the Barnhills acquisition.

The income tax provision (benefit) totaled $394,000 or 29.5% of pre-tax income in fiscal 2009 as compared to $(1,315,000) or (39.7%) of pre-tax income in fiscal 2008.

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations, available borrowings under bank lines of credit and loans from the principal shareholder.

As of January 26, 2009, the Company had $1,118,000 in cash.  Cash and cash equivalents increased by $382,000 during the fiscal year ended January 26, 2009. The net working capital deficit was $(9,041,000) and $(8,348,000) at January 26, 2009 and January 28, 2008, respectively.  The Company spent approximately $7.7 million on capital expenditures in fiscal 2009 including approximately $5.7 million to purchase 20 Barnhill’s Buffet restaurants.

Cash provided by operations was $3.6 million for fiscal 2009 and $3.0 million for fiscal 2008.

The Company had a $3,000,000 unsecured revolving line of credit with M&I Marshall & Ilsley Bank.  The M&I revolving line of credit bore interest at LIBOR plus two percent per annum.   The Company replaced the M&I revolving line of credit on January 31, 2008 with a Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The Credit Facility was utilized to retire the Company’s unsecured revolving line of credit with M&I Marshall & Ilsley Bank; to fund the acquisition of assets associated with sixteen (16) Barnhill’s Buffet restaurants; and to provide additional working capital.  On February 29, 2008 the Company amended its Credit Facility with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000. The increase in the Credit Facility was used to fund the acquisition of four Barnhill’s Buffet by its newly formed, wholly-owned, independently capitalized subsidiary, Starlite Holdings, Inc.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo has a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The term loan balance was $5,475,000 on April 22, 2009.  The $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of April 22, 2009, the revolving line of credit balance was $700,000.

On February 1, 2001, the Company entered into a $460,000 15 year fixed rate first real estate mortgage with Victorium Corporation. The mortgage has monthly payments including interest of $6,319. The interest rate is 7.5%. The mortgage is secured by the Company’s restaurant in Ocala, Florida. The balance at January 26, 2009 and January 28, 2008 was $282,000 and $311,000, respectively.

On May 2, 2002, the Company entered into a $1,500,000 ten year fixed rate first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $17,894. The interest rate is7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 26, 2009 and January 28, 2008 was $451,000 and $624,000, respectively.

On December 19, 2003, the Company entered into a $1,470,000 six year fixed rate first real estate mortgage with Platinum Bank.  The mortgage has monthly payments including interest of $12,678 with a balloon payment of $1,029,000 due on December 19, 2009. The interest rate is 7.25%.  The mortgage is secured by the Company’s BuddyFreddys restaurant in Plant City, Florida.  The balance at January 26, 2009 and January 28, 2008 was $1,029,000 and $1,115,000, respectively.  The Company will attempt to refinance the mortgage in fiscal 2010 although there can be no assurance that the financing can be completed.

On February 25, 2004, the Company entered into a $1,250,000 seven year fixed rate first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $18,396. The interest rate is 6.1%. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 26, 2009 and January 28, 2008 was $203,000 and $404,000, respectively.

On July 29, 2004, the Company entered into a $550,000 ten year fixed rate first real estate mortgage with Heritage Bank.  The mortgage had monthly payments including interest of $6,319. The interest rate was 6.75%. The mortgage was secured by the Company’s JB’s Restaurant in Great Falls, Montana. The mortgage was paid in full with a loan from Stockman Bank on August 15, 2008.

On October 27, 2004, the Company entered into a $1,275,000 five year fixed rate first real estate mortgage with Bank of Utah.  The mortgage has monthly payments including interest of $14,371 with a balloon payment of $719,000 due on October 26, 2009.   The interest rate is 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios.  The mortgage is secured by the Company’s HomeTown Buffet restaurant in Layton, Utah. The balance at January 26, 2009 and January 28, 2008 was $719,000 and $840,000, respectively.  The Company refinanced the mortgage in the first quarter of fiscal 2010 for five years.

On September 16, 2005, the Company entered into a $300,000 five year fixed rate real estate mortgage with Naisbitt Investment Company.  The mortgage has monthly payments including interest of $5,870. The interest rate is 6.5%. The mortgage is secured by the Company’s JB’s Restaurant in Rexburg, Idaho.  The balance at January 26, 2009 and January 28, 2008 was $108,000 and $169,000, respectively.

On June 1, 2006, the Company entered into a $564,000 five year fixed rate first real estate mortgage with Dalhart Federal Savings and Loan.  The mortgage has monthly payments including interest of $6,731. The interest rate is 7.63%. The mortgage is secured by the Company’s K-BOB’S Steakhouse in Dumas, Texas. The balance at January 26, 2009 and January 28, 2008 was $449,000 and $497,000, respectively.

On November 8, 2006, the Company entered into a $595,000 five year fixed rate first real estate mortgage with Wells Fargo Bank.  The mortgage has monthly payments including interest of $8,055. The interest rate is 7.5%. The mortgage is secured by the Company’s Pecos Diamond Steakhouse in Artesia, New Mexico. The balance at January 26, 2009 and January 28, 2008 was $401,000 and $461,000, respectively.

On January 30, 2007, the Company entered into a $900,000 five year fixed rate real estate mortgage with Fortenberry’s Beef of Magee, Inc.  The mortgage has monthly payments including interest of $17,821. The interest rate is 7%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magee, Mississippi. The balance at January 26, 2009 and January 28, 2008 was $573,000 and $740,000, respectively.

On May 29, 2007, the Company entered into a $500,000 five year fixed rate real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments including interest of $5,903 with a balloon payment of $301,345 due on June 1, 2012.  The interest rate is 7.38%.  The mortgage is secured by the Company’s Bar-H Steakhouse restaurant in Dalhart, Texas.  The balance at January 26, 2009 and January 28, 2008 was $440,000 and $477,000, respectively.

On June 19, 2007, the Company entered into a $520,000 five year fixed rate real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments including interest of $4,676 with a balloon payment of $407,313 due on June 19, 2012.  The interest rate is 7%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magnolia, Arkansas.   On July 11, 2008, the Company entered into a $604,000 five year fixed rate real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments including interest of $5,264.  The interest rate is 6.5%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magnolia, Arkansas.   The balance at January 26, 2009 and January 28, 2008 was $587,000 and $508,000, respectively.

On June 27, 2008, the Company entered into an $86,000 five year fixed rate second real estate mortgage with Dalhart Federal Savings and Loan.  The mortgage has monthly payments including interest of $1,387. The interest rate is 6.75%. The mortgage is secured by the Company’s K-BOB’S Steakhouse in Dumas, Texas.  In addition, the Company entered into a $140,000 five year fixed rate second real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments including interest of $2,756.  The interest rate is 6.75%.  The mortgage is secured by the Company’s Bar-H Steakhouse restaurant in Dalhart, Texas.  The funds from both loans were used to reduce the obligation to Wells Fargo.  The refinancing of these real estate mortgages are part of the Company’s plan to reduce the term loan in the current year through cash flow from operations, asset sales and mortgage refinancing. On August 15, 2008, the Company purchased the land and building in our previously leased 4B’s restaurant in Great Falls, Montana for $475,000.  The Company entered into a $354,000 15 year fixed rate real estate mortgage with Stockton Bank.  The mortgage has monthly payments including interest of $3,134.  The interest rate is 6.75%.  In addition, the Company refinanced the JB’s restaurant in Great Falls, Montana.  The Company entered into a $655,000 15 year fixed rate real estate mortgage with Stockton Bank.  The mortgage has monthly payments including interest of $5,805.  The interest rate is 6.75%.  The Company paid its real estate mortgage with US Bank formerly Heritage Bank in full.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $154,000 to Mr. Wheaton for interest during fiscal 2009. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

The Company believes that cash on hand, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and refinancing requirements during the next 12 months.  Additionally, management does not believe that the net working capital deficit will have any material effect on the Company’s ability to operate the business or meet obligations as they come due.  However, there can be no assurance that cash on hand, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and refinancing requirements.  Furthermore, given uncertain financial market conditions on February 20, 2009, the Board of Directors voted to indefinitely suspend the annual dividend on the outstanding common stock of the Company.

Off-balance Sheet Arrangements

As of January 26, 2009, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$15,591	$3,548	$3,158	$7,638	$1,247
Operating leases (3)	13,991	2,858	3,932	3,050	4,151
Capital leases (3)	54	54	—	—	—
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$29,636	$6,460	$7,090	$10,688	$5,398

(1) See Note 5 to the consolidated financial statements for additional information.
(2) Long-term debt includes note payable to officer.
(3) See Note 6 to the consolidated financial statements for additional information.

Impact of Inflation

Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company’s operations. Historically, the Company has been able to pass on certain increased costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies.

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 26, 2009, included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 26, 2009 and January 28, 2008.

Notes Receivable

Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 26, 2009 and January 28, 2008.

Income Taxes

Periodically, the Company records (or reduces) the valuation allowance against deferred tax assets to the amount that is more likely than not to be realized based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.  The Company expects to continue to record a valuation allowance on certain future tax benefits as required under SFAS 109.  The assets are evaluated each period under the requirements of SFAS 109. Currently, the Company does not have a valuation allowance against deferred tax assets since the Company expects to utilize all deferred tax assets.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition in the consolidated financial statements of the impact of a tax position if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any tax positions that require recognition under FIN 48 as of January 26, 2009 and April 22, 2009.

Property, Buildings and Equipment

Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building and leasehold improvements	15 – 20
Furniture, fixtures and equipment	5 – 8

Building and leasehold improvements are amortized over the lesser of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception as reasonably likely to be exercised. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements may be required to be expensed immediately which could result in a significant charge to operating results in that period.

Property and equipment in non-operating units or stored in warehouses held for remodeling or repositioning is not depreciated and is reclassed on the balance sheet as property, building and equipment held for future use.

Property and equipment placed on the market for sale is not depreciated and is reclassed on the balance sheet as property held for sale.

Repairs and maintenance are charged to operations as incurred. Major equipment refurbishments and remodeling costs are generally capitalized.

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

Impairment of Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of January 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company ceased amortizing goodwill recorded in past business combinations effective as of January 29, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s consolidated statements of operations for the year ended January 26, 2009.  The Company recorded an impairment charge of $1,126,000 for goodwill in fiscal year ended January 28, 2008.

SFAS 142 requires that goodwill be tested for impairment by comparing the fair value of each reporting unit to the carrying amount of the reporting unit.  Subsequent to the adoption of SFAS 142, the Company evaluates goodwill for impairment annually or when a triggering event occurs that indicates a potential impairment may have occurred in accordance with SFAS 142.  Future impairments of goodwill, if any, will adversely affect the results of operations in the periods recognized.

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

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses.  Effective January 1, 2008, the Company modified its program for insuring casualty losses by lowering the self-insured retention levels from $2 million per occurrence to $100,000 per occurrence.  Accruals for self-insured casualty losses include estimates of expected claims payments.  Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements (SFAS 157). In February 2008, FASB issued FSP No. FAS 157-2 which delayed the applicability of SFAS  157’s fair-value measurements of certain nonfinancial assets and liabilities for one year. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair value of a Financial Asset When the Market for That Asset Is Not Active (collectively SFAS 157). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a Company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 was adopted in the beginning of fiscal 2009 for the Company’s financial assets and liabilities. The Company does not anticipate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the fair value option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for us is fiscal 2009. Our adoption of SFAS 159 at the beginning of fiscal 2009 did not have a material impact on our consolidated financial position or results of operations.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations. (“SFAS 141(R)”) will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS 141(R) became effective for the Company at the beginning of fiscal 2010. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 became effective for the Company at the beginning of fiscal 2010. This statement will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company does not currently have any minority or non-controlling interests in a subsidiary and adoption of SFAS 160 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, SFAS 161 requires the cross-referencing of derivative disclosures within the consolidated financial statements and notes. This statement is effective for fiscal years and interim periods be joining after November 15, 2008.  For the Company the statement is effective at the beginning of the first quarter of its 2010 fiscal year.  The Company does not currently have any derivative instruments and hedging activities and adoption of SFAS 161 will not have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement) (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for the Company at the beginning of its 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not currently have any convertible debt instruments and adoption of APB 14-1 will not have a material impact on its consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with United States generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Although the Company has not completed its analysis of SFAS 162, it is not expected to have a material impact its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year and cannot be adopted early. The Company does not currently have any instrument (or an embedded feature) that is indexed to an entity’s own stock and adoption of EITF 07-5 will not have a material impact on its consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements included at "Item 15. Exhibits and Financial Statement Schedules"

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

(ii)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 26, 2009. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   Based on this evaluation, our principal executive officer and principal accounting officer have concluded that the internal controls over financial reporting were not effective as of  January 26, 2009 and that two significant deficiencies existed for the period covered by this Annual Report on Form 10-K. The two significant deficiencies identified included:

•	Inadequate segregation of duties (significant deficiency); and

•	Incorrect application of gain contingency (significant deficiency).

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with United States generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s consolidated financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

This is a small public company. Effective internal control contemplates segregation of duties so that no one individual handles a transaction from inception to completion. We do not employ enough accounting personnel to permit an adequate segregation of duties in all respects and thus a significant deficiency in our internal control exists. Management continues its evaluation of staffing levels and responsibilities so as to better comply with the segregation of duties requirements.

The Company incorrectly recorded a gain contingency that offset contingent liabilities.  This incorrect application was corrected in the consolidated financial statements.
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

 There have been no changes to our internal control over financial reporting identified in connection with our evaluation that occurred during our fourth fiscal quarter that materially affects, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director, Executive Officers and Corporate Governance

Certain information concerning the current directors and executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

The remaining information is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2009.

Item 11. Executive Compensation

The information pertaining to executive compensation is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company’s definitive Proxy Statement to for our 2009 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2009.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2009.

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

STAR BUFFET, INC. (Registrant)

April 29, 2008	By:	/s/ Robert E. Wheaton
Robert E. Wheaton Chief Executive Officer and President (Principal Executive Officer)

April 29, 2008	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy Group Controller, Treasurer and Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Wheaton	Chief Executive Officer,	April 29, 2009
Robert E. Wheaton	President and Director

/s/ Ronald E. Dowdy	Group Controller, Treasurer	April 29, 2009
Ronald E. Dowdy	and Secretary

/s/ Thomas G. Schadt	Director	April 28, 2009
Thomas G. Schadt

/s/ Phillip “Buddy” Johnson	Director	April 28, 2009
Phillip “Buddy” Johnson

/s/ Craig B. Wheaton	Director	April 28, 2009
Craig B. Wheaton

/s/ B. Thomas M. Smith, Jr.	Director	April 28, 2009
B. Thomas M. Smith, Jr.

/s/ Todd S. Brown	Director	April 28, 2009
Todd S. Brown

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

STAR BUFFET, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries (a Delaware Corporation) as of January 26, 2009 and January 28, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Buffet, Inc. and Subsidiaries as of January 26, 2009 and January 28, 2008, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
April 29, 2009

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 26, 2009	January 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,118,000	$736,000
Receivables, net	603,000	431,000
Income tax receivables	658,000	665,000
Inventories	647,000	412,000
Deferred income taxes	437,000	319,000
Prepaid expenses	271,000	166,000
Total current assets	3,734,000	2,729,000

Property, buildings and equipment:
Property, buildings and equipment, net	26,529,000	20,816,000
Property and equipment under capitalized leases, net	37,000	71,000
Property and equipment leased to third parties, net	795,000	3,126,000
Property, buildings and equipment held for future use	4,143,000	2,547,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	32,435,000	27,491,000

Other Assets:
Notes receivable, net of current portion	704,000	704,000
Deposits and other	376,000	623,000
Total other assets	1,080,000	1,327,000

Deferred income taxes	2,263,000	2,765,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	1,144,000	839,000
Total intangible assets	1,695,000	1,390,000

Total assets	$41,207,000	$35,702,000

The accompanying notes are an integral part of the consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	January 26, 2009	January 28, 2008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$4,192,000	$4,959,000
Checks written in excess of bank balance	527,000	—
Payroll and related taxes	1,859,000	1,401,000
Sales and property taxes	1,829,000	1,297,000
Rent, licenses and other	766,000	808,000
Income taxes payable	—	176,000
Revolving line of credit	—	1,349,000
Current maturities of obligations under long-term debt	3,548,000	1,038,000
Current maturities of obligations under capital leases	54,000	49,000
Total current liabilities	12,775,000	11,077,000

Deferred rent payable	1,353,000	1,846,000
Other long-term liability	493,000	493,000
Note payable to officer	1,992,000	1,400,000
Capitalized lease obligations, net of current maturities	—	54,000
Long-term debt, net of current maturities	10,051,000	5,557,000
Total liabilities	26,664,000	20,427,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,170,675 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,491,000
(Accumulated deficit) Retained earnings	(3,203,000)	(2,219,000)
Total stockholders' equity	14,543,000	15,275,000

Total liabilities and stockholders' equity	$41,207,000	$35,702,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 26, 2009	January 28, 2008

Total revenues	$97,856,000	$68,732,000
Costs and expenses Food costs	38,084,000	25,356,000
Labor costs	31,854,000	23,913,000
Occupancy and other expenses	19,769,000	15,187,000
General and administrative expenses	2,898,000	3,549,000
Depreciation and amortization	2,622,000	2,098,000
Impairment of long-lived assets	212,000	1,401,000
Total costs and expenses	95,439,000	71,504,000
Income (loss) from operations	2,417,000	(2,772,000)

Interest expense	(1,153,000)	(858,000)
Interest income	13,000	24,000
Gain on sale of assets	—	31,000
Other income	60,000	259,000
Income (loss) before income taxes (benefit)	1,337,000	(3,316,000)

Income tax provision (benefit)	394,000	(1,315,000)

Net income (loss)	$943,000	$(2,001,000)

Net income (loss) per common share— basic	$0.29	$(0.63)
Net income (loss) per common share— diluted	$0.29	$(0.63)
Weighted average shares outstanding — basic	3,213,000	3,171,000
Weighted average shares outstanding — diluted	3,213,000	3,171,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Retained
			Additional	Officer’s	Earnings		Total
	Common Stock		Paid-In	Notes	(Accumulated)	Treasury	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit)	Stock	Equity
Balance at January 29, 2007	3,171,000	$3,000	$17,491,000	$—	$1,684,000	$—	$19,178,000
Dividend	—	—	—	—	(1,902,000)	—	(1,902,000)
Net loss	—	—	—	—	(2,001,000)	—	(2,001,000)
Balance at January 28, 2008	3,171,000	$3,000	$17,491,000	$—	$(2,219,000)	$—	$15,275,000
Stock Issued	42,000	—	252,000	—	—	—	252,000
Dividend	—	—	—	—	(1,927,000)	—	(1,927,000)
Net income	—	—	—	—	943,000	—	943,000
Balance at January 26, 2009	3,213,000	$3,000	$17,743,000	$—	$(3,203,000)	$—	$14,543,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 26, 2009	Fifty-Two Weeks Ended January 28, 2008
Cash flows from operating activities:
Net (loss) income	$943,000	$(2,001,000)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	2,528,000	1,980,000
Amortization of franchise and licenses	94,000	95,000
Amortization of loan costs	178,000	23,000
Gain on sale of assets	―	(31,000)
Impairment of long-lived assets	212,000	1,401,000
Deferred income taxes, net	384,000	(677,000)
Change in operating assets and liabilities:
Receivables	(172,000)	(51,000)
Inventories	(235,000)	136,000
Prepaid expenses	(105,000)	154,000
Deposits and other	247,000	(378,000)
Deferred rent payable	(493,000)	(38,000)
Accounts payable-trade	(767,000)	2,302,000
Income taxes receivable	7,000	(665,000)
Income taxes payable	(176,000)	(452,000)
Other accrued liabilities	949,000	1,210,000
Total adjustments	2,651,000	5,009,000
Net cash provided by operating activities	3,594,000	3,008,000
Cash flows from investing activities:
Payments on notes receivable	—	20,000
Acquisition of property, buildings and equipment	(7,687,000)	(4,392,000)
Interest income	—	(1,000)
Proceeds from the sale of assets	2,000	746,000
Purchase of license and trademarks	—	(35,000)
Net cash used in investing activities	(7,685,000)	(3,662,000)
Cash flows from financing activities:
Checks written in excess of bank balance	527,000	—
Proceeds from issuance of long-term debt	12,345,000	1,988,000
Payments on long-term debt	(5,341,000)	(1,282,000)
Loan from officer	592,000	1,400,000
Proceeds from line of credit	(1,349,000)	1,013,000
Capitalized loan costs	(325,000)	(87,000)
Principal payments on capital leases	(49,000)	(158,000)
Dividends paid	(1,927,000)	(1,902,000)
Net cash provided by financing activities	4,473,000	972,000

Net increase in cash and cash equivalents	382,000	318,000
Cash and cash equivalents at beginning of period	736,000	418,000
Cash and cash equivalents at end of period	$1,118,000	$736,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

The accompanying consolidated financial statements include the accounts for Star Buffet, Inc., together with its wholly–owned, independently capitalized subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”), Star Buffet Management, Inc. (“SBMI”) and Starlite Holdings, Inc. (“Starlite”) (collectively the “Company”). The accompanying consolidated financial statements include the results of operations and assets and liabilities of the Company’s operations. Significant intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations

The operating results for the 52-week period ended January 26, 2009 included 52 weeks of operations for the Company’s 14 Barnhill’s Buffet restaurants, 11 franchised HomeTown Buffet restaurants, six JB’s restaurants, three 4B’S restaurants, three BuddyFreddys restaurants, two Whistle Junction restaurants, two Western Sizzlin restaurants, two K-BOB’S Steakhouses, two Holiday House restaurants, two JJ North’s Grand Buffet restaurant, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Casa Bonita Mexican theme restaurant.  The results also included the following, four Barnhill’s Buffet restaurants for 47 weeks, one 4B’s restaurant for 34 weeks, one Casa Bonita Mexican theme restaurant for 26 weeks and one K-BOB’S Steakhouse for 11 weeks.  In addition, operating results include 41 weeks for one Barnhill’s Buffet restaurant, 38 weeks for one HomeTown Buffet restaurant, 37 weeks for one Western Sizzlin restaurant, 27 weeks for one Whistle Junction restaurant, 24 weeks for two Whistle Junction restaurants, 17 weeks for one BuddyFreddys restaurant, 15 weeks for one Holiday House restaurant and 11 weeks for one JB’S restaurant closed during the fiscal year 2009.  The Company also had four restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and one restaurant closed and reported as property held for sale.

The operating results for the 52-week period ended January 28, 2008 included 52 weeks of operations for the Company’s 12 franchised HomeTown Buffet restaurants, six JB’s restaurants, five Whistle Junction restaurants, two BuddyFreddys restaurants, two BuddyFreddys Country Buffet restaurants, two Western Sizzlin restaurants, two K-BOB’S Steakhouses, two Holiday House restaurants, one JJ North’s Grand Buffet restaurant, one Pecos Diamond Steakhouse and one Casa Bonita Mexican theme restaurant.  The results also included the following, one Western Sizzlin restaurant for 32 weeks, one Holiday House restaurant for 40 weeks, one Bar-H Steakhouse for 35 weeks, one JB’S restaurant for 35 weeks, two 4B’S restaurants for 26 weeks, one 4B’S restaurant for 15 weeks and one JJ North’s Grand Buffet for 18 weeks.  In addition, operating results included 39 weeks for one K-BOB’S Steakhouse, 36 weeks for one K-BOB’S Steakhouse, 36 weeks for one HomeTown Buffet restaurant, 27 weeks for one HomeTown Buffet restaurant, 27 weeks for one Oklahoma Steakhouse restaurant and 16 weeks for one Whistle Junction restaurant closed during the fiscal year 2008.  The Company also had five restaurants closed for remodeling and repositioning, three restaurants leased to a third-party operators and one restaurant closed and reported as property held for sale.

Fiscal Year

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks except in the 53 week fiscal year, when the fourth quarter has 13 weeks.

Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

Revenue Recognition

The Company’s principal source of revenue is from customer dining transactions.  Revenue is recognized at the time the meal is purchased, primarily by cash or credit card.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 26, 2009 and January 28, 2008.

Notes Receivable

Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 26, 2009 and January 28, 2008.

Consideration Received from Vendors

The Company records vendor rebates on products purchased as a reduction of cost of sales. The allowances are recognized as earned in accordance with written agreements with vendors.

Inventories

Inventories consist of food, beverage, gift shop items and certain restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Property, Buildings and Equipment

Property, equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building and leasehold improvements	15 – 20
Furniture, fixtures and equipment	5 – 8

Building and leasehold improvements are amortized over the lesser of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception as reasonably likely to be exercised. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements may be required to be expensed immediately which could result in a significant charge to operating results in that period.

Property and equipment in non-operating units or stored in warehouses held for remodeling or repositioning is not depreciated and is reclassed on the balance sheet as property, building and equipment held for future use.

Property and equipment placed on the market for sale is not depreciated and is reclassed on the balance sheet as property held for sale.

Repairs and maintenance are charged to operations as incurred. Major equipment refurbishments and remodeling costs are generally capitalized.

Goodwill

Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions.

The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142. Goodwill is tested for impairment at the reporting unit level. Because SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment, the Company reviews goodwill for possible impairment at the individual restaurant level. Three reporting units (restaurants) had recorded goodwill for fiscal 2009 and fiscal 2008.

The Company utilizes a two-part goodwill impairment test.  First, the fair value of the reporting unit is compared to the carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, governmental and environmental factors, in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of the six reporting units and any other facts and data pertinent to valuing the reporting units in our impairment test. In fiscal 2009 the Company determined that there was no goodwill impairment.  In fiscal 2008, the impairment expense for goodwill was $1,126,000.

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2008.

Other Intangible Assets

Other intangible assets consist of franchise fees, loan acquisition costs, and the JB's license agreement. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years.  Loan costs are amortized using the straight-line method over the lesser of the life of the loan or five years (which approximates the effective interest method). The JB's license agreement is being amortized using the straight-line method over 11 years.  The Company has recorded values for trademarks of Whistle Junction, Holiday House and 4B’s of $230,000, $25,000 and $25,000, respectively.  These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with SFAS 142.

	Gross	Accumulated
Fiscal 2009	Carrying Amt	Amortization	Net
Franchise and license fees	$1,363,000	$(725,000)	$638,000
Loan acquisition costs	777,000	(271,000)	506,000
Total	$2,140,000	$(996,000)	$1,144,000
Fiscal 2008
Franchise and license fees	$1,363,000	$(631,000)	$732,000
Loan acquisition costs	200,000	(93,000)	107,000
Total	$1,563,000	$(716,000)	$839,000

The table below shows expected amortization for purchased finite intangibles as of January 26, 2009 for the next five years:

Fiscal Year
2010	265,000
2011	260,000
2012	257,000
2013	68,000
2014	14,000
Thereafter	—
Total	$864,000

The Company acquired the JB’s license agreement in November 2002 for $773,000.  Amortization expense for the JB’s license agreement was $78,000 in fiscal 2009 and 2008.  Amortization of franchise and license fees were $94,000 and $95,000 for the fiscal years ending January 26, 2009 and January 28, 2008, respectively.  Amortization of loan costs were $178,000 and $23,000 for the fiscal years ending January 26, 2009 and January 28, 2008, respectively and included in interest expense in the accompanying consolidated statements of operation.

Impairment of Long-Lived Assets

The Company determines that an impairment writedown is necessary for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.   The impairment expense in fiscal 2008 was for goodwill, leasehold improvement, equipment and franchise fees of $1,126,000, $238,000, $29,000 and $8,000, respectively.  Impairment expense of $212,000 in fiscal 2009 was for leasehold improvements.  Total impairment expense charged to operations was $212,000 and $1,401,000 for the years ended January 26, 2009 and January 28, 2008, respectively.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $222,000 and $0 of pre-opening costs during fiscal 2009 and 2008.

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

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $923,000 and $916,000, for the years ended January 26, 2009 and January 28, 2008, respectively.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses.  Effective January 1, 2008, the Company modified its program for insuring casualty losses by lowering the self-insured retention levels from $2 million per occurrence to $100,000 per occurrence.  Accruals for self-insured casualty losses include estimates of expected claims payments.  Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals.  Valuation reserves for the years ended January 26, 2009 and January 28, 2008, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 26, 2009	$54,000	$23,499	$(46,999)	$30,500
Year ended January 28, 2008	$66,500	$2,080	$(14,580)	$54,000

Leases

The Company has various lease commitments on restaurant locations. Expenses of operating leases with escalating payment terms are recognized on a straight-line basis over the lives that conform to the related term used to depreciate leasehold improvements on the leased property.  Contingent rental payments are triggered when revenues exceed contractual thresholds.  Contingent rental expense is recorded each period that revenue exceeds the contractual base.  In situations where the contingent rent is based on annual sales or cumulative sales to date, contingent rental expense is recorded when it is determined probable that revenue will exceed the contractual thresholds.

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

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 26, 2009	January 28, 2008

Weighted average common shares outstanding – basic	3,212,842	3,170,675
Weighted average common shares outstanding – diluted	3,212,842	3,170,675

Weighted average common shares used in the year ended January 26, 2009 to calculate diluted earnings per share exclude stock options to purchase 39,000 shares of common stock as their effect was anti-dilutive.  Weighted average common shares used in the year ended January 28, 2008 to calculate diluted per share exclude stock options to purchase 40,000 shares of common stock as their effect was anti-dilutive.

Segment Reporting

The Company’s reportable segments are based on whether the restaurant is a buffet or non-buffet concept.

Stock-Based Compensation

Adoption of SFAS 123(R)

On January 31, 2006 we adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)).  SFAS 123(R) requires the recognition of compensation costs relating to share based payment transactions in the financial statements.  We have elected the modified prospective application method of reporting.  Prior to the adoption of SFAS 123(R) we elected to account for stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements (SFAS 157). In February 2008, FASB issued FSP No. FAS 157-2 which delayed the applicability of SFAS 157’s fair-value measurements of certain nonfinancial assets and liabilities for one year. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair value of a Financial Asset When the Market for That Asset Is Not Active (collectively SFAS 157). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a Company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 was adopted in the beginning of fiscal 2009 for the Company’s financial assets and liabilities. The Company does not anticipate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the fair value option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for us is fiscal 2009. Our adoption of SFAS 159 at the beginning of fiscal 2009 did not have a material impact on our consolidated financial position or results of operations.

NOTE 2 — Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations. (“SFAS 141(R)”) will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS 141(R) became effective for the Company at the beginning of fiscal 2010. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 became effective for the Company at the beginning of fiscal 2010. This statement will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company does not currently have any minority or non-controlling interests in a subsidiary and adoption of SFAS 160 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, SFAS 161 requires the cross-referencing of derivative disclosures within the consolidated financial statements and notes. This statement is effective for fiscal years and interim periods be joining after November 15, 2008.  For the Company the statement is effective at the beginning of the first quarter of its 2010 fiscal year.  The Company does not currently have any derivative instruments and hedging activities and adoption of SFAS 161 will not have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement) (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for the Company at the beginning of its 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not currently have any convertible debt instruments and adoption of APB 14-1 will not have a material impact on its consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with United States generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Although the Company has not completed its analysis of SFAS 162, it is not expected to have a material impact its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year and cannot be adopted early. The Company does not currently have any instrument (or an embedded feature) that is indexed to an entity’s own stock and adoption of EITF 07-5 will not have a material impact on its consolidated financial statements.

NOTE 3 — NOTES RECEIVABLE

Notes receivable consist of the following:

	January 26, 2009	January 28, 2008
Notes receivable from North's Restaurants, Inc.	$490,000	$490,000
Notes receivable from strategic partners	214,000	214,000
Total notes receivable	704,000	704,000
Less current portion	—	—
Notes receivable, net of current portion	$704,000	$704,000

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions.  In most cases, these loans are secured and include, as part of the terms and conditions, the Company’s right to convert the loan into ownership of the restaurants.  Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons.  This financing strategy entails significant risk.  Currently, the Company has two loans outstanding and both are in default.  However, because the Company anticipates full recovery of amounts outstanding through either repayment or conversion to ownership, no provision for doubtful accounts has been established.  Management is continually evaluating the collectability on an ongoing basis. While estimates to date have been within our expectations, a change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of receivables.

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s.  When North’s defaulted the Company sued for enforcement. In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company.  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired former North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord.  The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court.  The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes proceeds from asset sales are adequate for recovery of the remaining principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of January 26, 2009.

NOTE 4 — PROPERTY, BUILDINGS AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	January 26, 2009	January 28, 2008
Property, buildings and equipment:
Furniture, fixtures and equipment	$24,993,000	$13,708,000
Land	4,285,000	4,185,000
Buildings and leasehold improvements	22,592,000	23,478,000
	51,870,000	41,371,000
Less accumulated depreciation	(25,341,000)	(20,555,000)
	$26,529,000	$20,816,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$706,000	$706,000
Less accumulated amortization	(669,000)	(635,000)
	$37,000	$71,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds currently in six non-operating units. One of the six non-operating restaurants has been leased to a third-party operator; four are closed for remodeling and/or repositioning; one is closed and classified as property held for sale at January 26, 2009. The components are as follows:

	January 26, 2009	January 28, 2008
Property, buildings and equipment leased to third parties:
Equipment	$222,000	$974,000
Land	224,000	1,266,000
Buildings and leaseholds	685,000	2,631,000
	1,131,000	4,871,000

Less accumulated depreciation	(336,000)	(1,745,000)
	$795,000	$3,126,000

	January 26, 2009	January 28, 2008
Property, buildings and equipment held for future use:
Equipment	$3,273,000	$8,033,000
Land	2,484,000	517,000
Buildings and leaseholds	1,559,000	2,066,000
	7,316,000	10,616,000

Less accumulated depreciation	(3,173,000)	(8,069,000)
	$4,143,000	$2,547,000

	January 26, 2009	January 28, 2008
Property and buildings held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

Depreciation expense for fiscal 2009 and 2008 totaled $2,528,000 and $1,980,000, respectively.  Impairment expense for fiscal 2009 and 2008 totaled $212,000 and $267,000, respectively.

NOTE 5 — LONG-TERM DEBT

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations, available borrowings under bank lines of credit and loans from the principal shareholder.

The Company had a $3,000,000 unsecured revolving line of credit with M&I Marshall & Ilsley Bank.  The M&I revolving line of credit bore interest at LIBOR plus two percent per annum.   The Company replaced the M&I revolving line of credit on January 31, 2008 with a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The Credit Facility was utilized to retire the Company’s unsecured revolving line of credit with M&I Marshall & Ilsley Bank; to fund the acquisition of assets associated with sixteen (16) Barnhill’s Buffet restaurants; and to provide additional working capital.  On February 29, 2008 the Company amended its Credit Facility with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000. The increase in the Credit Facility was used to fund the acquisition of four Barnhill’s Buffet by its newly formed, wholly-owned, independently capitalized subsidiary, Starlite Holdings, Inc.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The term loan balance was $5,475,000 on April 22, 2009.  The $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of April 22, 2009, the revolving line of credit balance was $700,000.  The Credit Facility contains a number of covenants and restrictions, including requirements to meet certain financial ratios and limitations with respect to the Company’s ability to make capital expenditures or to pay dividends.  The Company’s quarterly financial covenants associated with this debt began May 19, 2008  The Company was required to obtain interest rate protection through an interest rate swap or cap arrangement with respect to not less than 50% of the term loan amount.  Wells Fargo has agreed to permanently waive the requirement for an interest rate swap or cap arrangement.  There is a 0.50% fee for the unused portion of the revolving line of credit and the Company has agreed to maintain its principal cash management services with Wells Fargo.  In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $252,000 are recorded at a discount on the related debt and will be amortized to interest expense over the life of the loan.  The credit facility can be prepaid in whole or part without penalty.  Furthermore, certain provisions of the Credit Facility require the Company to remit proceeds from asset dispositions, issuance of debt or equity, insurance proceeds, tax refunds and fifty percent (50%) of excess cash flow (as defined) to reduce the principal amount of the term loan and, thereafter, the revolving line of credit.  Under terms of the Credit Facility, the Company is permitted to pay an annual dividend under certain circumstances.

On February 1, 2001, the Company entered into a $460,000 15 year fixed rate first real estate mortgage with Victorium Corporation. The mortgage has monthly payments including interest of $6,319. The interest rate is 7.5%. The mortgage is secured the Company’s restaurant in Ocala, Florida. The balance at January 26, 2009 and January 28, 2008 was $282,000 and $311,000, respectively.

On May 2, 2002, the Company entered into a $1,500,000 ten year fixed rate first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $17,894. The interest rate is7.5% for the first five years with interest for years six to ten calculated at the five year LIBOR rate plus 250 basis points with a floor of 7.5%. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Scottsdale, Arizona. The balance at January 26, 2009 and January 28, 2008 was $451,000 and $624,000, respectively.

On December 19, 2003, the Company entered into a $1,470,000 six year fixed rate first real estate mortgage with Platinum Bank.  The mortgage has monthly payments including interest of $12,678 with a balloon payment of $1,029,000 due on December 19, 2009. The interest rate is 7.25%.  The mortgage is secured by the Company’s BuddyFreddys restaurant in Plant City, Florida.  The balance at January 26, 2009 and January 28, 2008 was $1,029,000 and $1,115,000, respectively.  The Company will attempt to refinance the mortgage in fiscal 2010 although there can be no assurance that the financing can be completed.

On February 25, 2004, the Company entered into a $1,250,000 seven year fixed rate first real estate mortgage with M&I Marshall & Ilsley Bank.  The mortgage has monthly payments including interest of $18,396. The interest rate is 6.1%. The mortgage is secured by the Company’s HomeTown Buffet restaurant in Yuma, Arizona. The balance at January 26, 2009 and January 28, 2008 was $203,000 and $404,000, respectively.

On July 29, 2004, the Company entered into a $550,000 ten year fixed rate first real estate mortgage with Heritage Bank.  The mortgage had monthly payments including interest of $6,319. The interest rate was 6.75%. The mortgage was secured by the Company’s JB’s Restaurant in Great Falls, Montana. The mortgage was paid in full with a loan from Stockman Bank on August 15, 2008.

On October 27, 2004, the Company entered into a $1,275,000 five year fixed rate first real estate mortgage with Bank of Utah.  The mortgage has monthly payments including interest of $14,371 with a balloon payment of $719,000 due on October 26, 2009.   The interest rate is 6.25%. The mortgage requires the Company to maintain specified minimum levels of net worth, limits the amount of capital expenditures and requires the maintenance of certain fixed charge coverage ratios.  The mortgage is secured by the Company’s HomeTown Buffet restaurant in Layton, Utah. The balance at January 26, 2009 and January 28, 2008 was $719,000 and $840,000, respectively.  The Company refinanced the mortgage in the first quarter of fiscal 2010 for five years.

On September 16, 2005, the Company entered into a $300,000 five year fixed rate real estate mortgage with Naisbitt Investment Company.  The mortgage has monthly payments including interest of $5,870. The interest rate is 6.5%. The mortgage is secured by the Company’s JB’s Restaurant in Rexburg, Idaho.  The balance at January 26, 2009 and January 28, 2008 was $108,000 and $169,000, respectively.

On June 1, 2006, the Company entered into a $564,000 five year fixed rate first real estate mortgage with Dalhart Federal Savings and Loan.  The mortgage has monthly payments including interest of $6,731. The interest rate is 7.63%. The mortgage is secured by the Company’s K-BOB’S Steakhouse in Dumas, Texas. The balance at January 26, 2009 and January 28, 2008 was $449,000 and $497,000, respectively.

On November 8, 2006, the Company entered into a $595,000 five year fixed rate first real estate mortgage with Wells Fargo Bank.  The mortgage has monthly payments including interest of $8,055. The interest rate is 7.5%. The mortgage is secured by the Company’s Pecos Diamond Steakhouse in Artesia, New Mexico. The balance at January 26, 2009 and January 28, 2008 was $401,000 and $461,000, respectively.

On January 30, 2007, the Company entered into a $900,000 five year fixed rate real estate mortgage with Fortenberry’s Beef of Magee, Inc.  The mortgage has monthly payments including interest of $17,821. The interest rate is 7%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magee, Mississippi. The balance at January 26, 2009 and January 28, 2008 was $573,000 and $740,000, respectively.

On May 29, 2007, the Company entered into a $500,000 five year fixed rate real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments including interest of $5,903 with a balloon payment of $301,345 due on June 1, 2012.  The interest rate is 7.38%.  The mortgage is secured by the Company’s Bar-H Steakhouse restaurant in Dalhart, Texas.  The balance at January 26, 2009 and January 28, 2008 was $440,000 and $477,000, respectively.

On June 19, 2007, the Company entered into a $520,000 five year fixed rate real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments including interest of $4,676 with a balloon payment of $407,313 due on June 19, 2012.  The interest rate is 7%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magnolia, Arkansas.   On July 11, 2008, the Company entered into a $604,000 five year fixed rate real estate mortgage with Farmers Bank and Trust.  The mortgage has monthly payments including interest of $5,264.  The interest rate is 6.5%.  The mortgage is secured by the Company’s Western Sizzlin restaurant in Magnolia, Arkansas.   The Company used the funds to payoff the previous loan with Farmers Bank and Trust of $502,000 and the additional $102,000 was used to reduce the obligation to Wells Fargo.  The balance at January 26, 2009 and January 28, 2008 was $587,000 and $508,000, respectively.

On June 27, 2008, the Company entered into an $86,000 five year fixed rate second real estate mortgage with Dalhart Federal Savings and Loan.  The mortgage has monthly payments including interest of $1,387. The interest rate is 6.75%. The mortgage is secured by the Company’s K-BOB’S Steakhouse in Dumas, Texas.  In addition, the Company entered into a $140,000 five year fixed rate second real estate mortgage with Dalhart Federal Savings and Loan Association.  The mortgage has monthly payments including interest of $2,756.  The interest rate is 6.75%.  The mortgage is secured by the Company’s Bar-H Steakhouse restaurant in Dalhart, Texas.  The funds from both loans were used to reduce the obligation to Wells Fargo.  The refinancing of these real estate mortgages are part of the Company’s plan to reduce the term loan in the current year through cash flow from operations, asset sales and mortgage refinancing. On August 15, 2008, the Company purchased the land and building in our previously leased 4B’s restaurant in Great Falls, Montana for $475,000.  The Company entered into a $354,000 15 year fixed rate real estate mortgage with Stockton Bank.  The mortgage has monthly payments including interest of $3,134.  The interest rate is 6.75%.  In addition, the Company refinanced the JB’s restaurant in Great Falls, Montana.  The Company entered into a $655,000 15 year fixed rate real estate mortgage with Stockton Bank.  The mortgage has monthly payments including interest of $5,805.  The interest rate is 6.75%.  The Company paid its real estate mortgage with US Bank formerly Heritage Bank in full.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $154,000 to Mr. Wheaton for interest during fiscal 2009. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Long term debt and note payable to officer matures in fiscal years ending after January 26, 2009 as follows:

Fiscal Year
2010	3,548,000
2011	1,653,000
2012	1,505,000
2013	4,842,000
2014	2,796,000
Thereafter	1,247,000
Total	$15,591,000

NOTE 6 — LEASES

The Company occupies certain restaurants under long-term capital and operating leases expiring at various dates through 2025. Many restaurant leases have renewal options for terms of 2 to 20 years. Most require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Fiscal year	Capital	Operating
2010	55,000	2,858,000
2011	—	2,098,000
2012	—	1,834,000
2013	—	1,753,000
2014	—	1,297,000
Thereafter	—	4,151,000
Total minimum lease payments:	55,000	$13,991,000
Less amount representing interest:	1,000
Present value of minimum lease payments:	54,000
Less current portion	54,000
Capital lease obligations excluding current portion	$—

Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 26, 2009 are as follows:

Aggregate rent expense under non-cancelable operating leases during fiscal 2009 and 2008 are as follows:

	Fifty-Two Weeks Ended January 26, 2009	Fifty-Two Weeks Ended January 28, 2008
Minimum rentals	$3,665,000	$3,213,000
Straight-line rentals	(493,000)	(38,000)
Contingent rentals	52,000	102,000
	$3,224,000	$3,277,000

The Company reduces the deferred rent payable for stores in the year that were purchased or closed.  The $404,000 and $0 decrease in rent expense for stores purchased or closed in 2009 and 2008, respectively, is recognized in the straight-line rentals disclosed above.

The rental income for fiscal 2009 and 2008 was $43,000 and $261,000, respectively.  In fiscal 2008 the Company leased three non-operating units to tenants and in fiscal 2009 leased only one to tenants. Rental income is recognized on a straight-line basis over the term of the lease and is included in other income in the accompanying statements of operations.

NOTE 7 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 26, 2009	January 28, 2008
Current:
Federal	$(19,000)	$(563,000)
State	29,000	(75,000)
	10,000	(638,000)
Deferred:
Federal	343,000	(609,000)
State	41,000	(68,000)
	384,000	(677,000)
	$394,000	$(1,315,000)

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 26, 2009	January 28, 2008

Income tax provision (benefit) at statutory rate	$455,000	$(1,127,000)
State income taxes	55,000	(115,000)
Nondeductible expenses	60,000	60,000
Federal income tax credits	(176,000)	(176,000)
Adjustment of estimated income tax accruals	—	43,000
	$394,000	$(1,315,000)

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 26, 2009	January 28, 2008
Current deferred tax assets:
Accrued vacation	$135,000	$96,000
Accrued expenses and reserves	302,000	223,000
Total deferred tax assets	437,000	319,000
Long-term deferred tax assets:
Leases	530,000	734,000
Depreciation, amortization and impairments	1,382,000	1,678,000
Other	351,000	353,000
Total deferred tax assets	2,263,000	2,765,000
Valuation allowance	—	—
Total long term tax asset	2,263,000	2,765,000
Deferred tax assets	$2,700,000	$3,084,000

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will be able to realize the benefit of the deferred tax assets existing at January 26, 2009 based on the Company's expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

NOTE 8 — SEGMENT AND RELATED REPORTING

The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on operating similarities.

As of January 26, 2009, the Company owned and operated 19 Barnhill’s Buffet restaurants, 11 franchised HomeTown Buffets, six JB’s restaurants, four 4B’s restaurants, three K-BOB’S Steakhouses, three BuddyFreddys restaurants, two Whistle Junction restaurants, two Western Sizzlin restaurants, two Holiday House restaurants, two JJ North’s Grand Buffets, two Casa Bonita Mexican theme restaurants, one Pecos Diamond Steakhouse and one Bar-H Steakhouse. The Company also had four restaurants currently closed for remodeling and repositioning, one restaurant is leased to a third-party operator and the net assets of another closed restaurant reported as property held for sale. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington and Wyoming.

As of January 28, 2008, the Company owned and operated 12 franchised HomeTown Buffets, seven JB’s Family restaurants, five Whistle Junction restaurants, four BuddyFreddys restaurants, three 4B’S restaurants, three Holiday House Family restaurants, three Western Sizzlin restaurants,  two JJ North’s Grand Buffet,  two K-BOB’S Steakhouses, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Casa Bonita Mexican restaurant. The Company also had six restaurants currently closed for remodeling and repositioning, three restaurants leased to third-party operators and the net assets of another closed restaurant reported as property held for sale. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Georgia, Idaho, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming.

The Company evaluates the performance of its operating segments based on pre-tax income.

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

	(Dollars in Thousands)
52 Weeks Ended January 26, 2009	Buffets	Non-Buffets	Other	Total
Revenues	$69,467	$28,389	$—	$97,856
Interest income	—	—	13	13
Interest expense	(6)	—	(1,147)	(1,153)
Depreciation & amortization	1,927	650	45	2,622
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	2,560	2,352	(3,575)	1,337
Total assets	24,215	12,872	4,120	41,207

	(Dollars in Thousands)
52 Weeks Ended January 28, 2008	Buffets	Non-Buffets	Other	Total
Revenues	$42,859	$25,873	$—	$68,732
Interest income	—	—	24	24
Interest expense	(151)	—	(707)	(858)
Depreciation & amortization	1,402	626	70	2,098
Impairment of long-lived assets	647	754	—	1,401
Income (loss) before income taxes	(1,853)	1,694	(3,157)	(3,316)
Total assets	19,223	11,818	4,661	35,702

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company's liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock are fully paid and non-assessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock, which the Company may designate and issue in the future. The Company paid an annual cash dividend of $0.60 in both fiscal 2009 and fiscal 2008. On February 20, 2009, the Board of Directors voted to suspend its annual dividend indefinitely.

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

Common Stock Repurchase

On January 4, 2006, the Company announced that it had received necessary approval from its lender to commence with a buyback program to purchase up to 250,000 common shares.  As of January 26, 2009, the Company has not repurchased any shares under the buyback program.  The timing and amount of shares purchased will be based on prevailing market conditions and other factors.  As of April 22, 2009, the Company had 3,213,075 common shares outstanding.

NOTE 10 — EMPLOYEE BENEFIT PLANS

401(k) Plan

In May 1998, the Company established a 401(k) plan available to certain employees who have attained age 21, work 30 hours or more per week, and have met certain minimum service requirements. The plan allows participants to allocate up to 15% of their annual compensation before taxes for investment in several investment alternatives. Employer contributions are at the discretion of the Company. The Company’s contributions to the plan were approximately $0 and $5,000 for fiscal 2009 and 2008, respectively.  The plan had fewer than 50 participants as of April 18, 2006 and the Board of Directors authorized the termination of the plan.  As of April 17, 2007, the plan had 0 participants and had been terminated.

1997 Stock Incentive Plan

In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which authorizes the grant of options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for the award of "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company.  A special committee appointed by the Board of Directors, has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1997 Plan.

On January 31, 2006 we adopted SFAS No. 123(R), “Share Based Payment”.  SFAS 123(R) requires the recognition of compensation costs relating to share based payment transactions in the consolidated financial statements.  We have elected the modified prospective application method of reporting.  Prior to the adoption of SFAS 123(R) we elected to account for stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.  Our stock-based compensation plans are summarized in the table below:

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

The stock option transactions and the options outstanding are summarized as follows:

	52 Weeks Ended
	January 26, 2009		January 28, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	40,000	$6.20	528,000	$11.56
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	1,000	$5.00	488,000	$12.00
Outstanding at end of period	39,000	$6.21	40,000	$6.20

Exercisable at end of period	39,000	$6.21	40,000	$6.20

The following summarizes information about stock options outstanding at January 26, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	11,000	0.7	$5.00	11,000	$5.00
$6.70	28,000	6.0	$6.70	28,000	$6.70
	39,000			39,000

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 26, 2009	January 28, 2008
Cash paid for income taxes	$190,000	$479,000
Cash paid for interest	968,000	687,000
Non-cash investing and financing activities are as follows:
Exchange of other receivable for equipment and leaseholds	$—	$55,000
Exchange of note receivable for equipment and leaseholds	—	1,207,000
Adjustment relating to lease modification for capital lease obligation	—	1,136,000
Adjustment relating to lease modification for deferred taxes	—	590,000
Adjustment relating to lease modification for fixed assets	—	546,000
Exchange of stock for loan costs	252,000	—

NOTE 12 — RELATED PARTY TRANSACTIONS

     During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $154,000 to Mr. Wheaton for interest during fiscal 2009. The principal balance and any unpaid interest is due and payable in full on June 5, 2012. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Prior to the Company’s formation in 1998, HTB entered into franchise agreements for each of its HomeTown Buffet locations which require the payment of a royalty fee to HomeTown Buffet, Inc. The royalty fee is 2% of the gross sales of each HomeTown Buffet restaurant. The franchise agreements have a 20-year term (with two five-year renewal options). The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals and Recipe Manuals and Menus. The franchise agreements also place certain limits on the Company’s ability to operate competing buffet businesses within specified geographic areas.  The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. However, many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, the Company agreed to lend K-BOB’S up to $1.5 million on a long-term basis. In exchange, K-BOB’S granted the Company an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas.  On January 29, 2007, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants. In connection with the purchase, the Company entered into license agreements which require the payment of certain fees to K-BOB’S based on the restaurant gross sales.

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

In addition to the foregoing, the Company and its subsidiaries are engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that the resolution of any of these routine proceedings will require payments that will have a material effect on the Company's consolidated statements of operations or financial position or liquidity.

NOTE 14 — ACQUISITIONS

The Company purchased through two independently capitalized subsidiaries certain operating assets of twenty (20) Barnhill’s Buffet restaurants in two separate transactions dated January 31, 2008 and February 29, 2008. The two transactions were subject to Bankruptcy Court approval which was granted for the purchase of sixteen (16) units on January 31, 2008 and four (4) units on February 29, 2008. Total consideration paid for the restaurant assets was $6.075 million of which approximately $5.7 million was allocated to  restaurant equipment and $375,000 was allocated to for food and related inventories.

In accordance with the terms of the asset purchase agreements, the Company acquired title to all the necessary restaurant equipment to operate the restaurants and the intellectual property that permits the perpetual right to utilize the Barnhill’s Buffet name. The Company negotiated the assumption of certain real estate lease obligations with terms that ranged in length from less than one (1) year to twelve (12) years. No other liabilities were assumed in connection with the two acquisitions. The Company financed the two acquisitions with the Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The term loan was subsequently increased to $8,000,000 when the additional four (4) units were purchased on February 29, 2008. In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $252,000 and that amount is being amortized as interest over the life of the loan.

NOTE 15 — SUBSEQUENT EVENTS

On February 20, 2009, the Board of Directors voted to indefinitely suspend the annual dividend on the outstanding common stock of the Company.

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

10.13	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company’s filing on Form 10-K on September 28, 1998)
10.14	Credit Agreement dated as of January 31, 2008 with Wells Fargo Bank N. A. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.15	Loan Agreement dated June 15, 2007 with Robert E. Wheaton and Suzanne H. Wheaton (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.16	Asset Purchase Agreement dated December 2, 2007 with Barnhill’s Buffet, Inc. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.17	Asset Purchase Agreement dated February 5, 2008 with Barnhill’s Buffet, Inc. including First Amendment
14.1	Code of Ethics
21.1	List of Subsidiaries
23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Press Release dated April 29, 2009 reporting earnings for fiscal 2009
__________
*	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333-32249).
**	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333-32249).

E-1