Form 10-Q
period 2009-05-18
STAR BUFFET INC
filed 2009-06-26
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 18, 2009

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
Yes     X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     X     No
Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act. (check one)
Large accelerated filer ⁭	Accelerated filer 
Non-accelerated filer ⁭	Smaller reporting company ×

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of June 24, 2009, there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets as of May 18, 2009 (unaudited) and
	January 26, 2009	3

	Unaudited Condensed Consolidated Statements of Income for the sixteen weeks
	ended May 18, 2009 and May 19, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended
	May 18, 2009 and May 19, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	18

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	30

Signatures		31

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	May 18, 2009	January 26, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,154,000	$1,118,000
Receivables, net	561,000	603,000
Income tax receivable	—	658,000
Inventories	685,000	647,000
Deferred income taxes	437,000	437,000
Prepaid expenses	439,000	271,000

Total current assets	3,276,000	3,734,000

Property, buildings and equipment:
Property, buildings and equipment, net	27,641,000	26,529,000
Property and equipment under capitalized leases, net	26,000	37,000
Property and equipment leased to third parties, net	788,000	795,000
Property, buildings and equipment held for future use, net	2,389,000	4,143,000
Property held for sale	931,000	931,000
Total property, buildings and equipment	31,775,000	32,435,000

Other assets:
Notes receivable, net of current portion	704,000	704,000
Deposits and other	375,000	376,000

Total other assets	1,079,000	1,080,000

Deferred income taxes, net	2,090,000	2,263,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	1,076,000	1,144,000

Total intangible assets	1,627,000	1,695,000

Total assets	$39,847,000	$41,207,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 18, 2009	January 26, 2009
	(Unaudited)
Current liabilities:
Accounts payable-trade	$3,618,000	$4,192,000
Checks written in excess of bank balance	581,000	527,000
Payroll and related taxes	1,901,000	1,859,000
Sales and property taxes	1,581,000	1,829,000
Rent, licenses and other	695,000	766,000
Income taxes payable	361,000	—
Current maturities of obligations under long-term debt	2,543,000	3,548,000
Current maturities of obligations under capital leases	38,000	54,000

Total current liabilities	11,318,000	12,775,000

Deferred rent payable	1,301,000	1,353,000
Other accrued long-term liabilities	493,000	493,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	9,346,000	10,051,000

Total liabilities	24,450,000	26,664,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares;	—	—
none issued or outstanding
Common stock, $.001 par value; authorized 8,000,000 shares;	3,000	3,000
issued and outstanding 3,213,075 and 3,213,075 shares
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(2,349,000)	(3,203,000)

Total stockholders’ equity	15,397,000	14,543,000

Total liabilities and stockholders’ equity	$39,847,000	$41,207,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Total revenues	$28,155,000	$33,160,000

Costs and expenses
Food costs	10,818,000	12,724,000
Labor costs	8,683,000	10,594,000
Occupancy and other expenses	5,424,000	6,800,000
General and administrative expenses	759,000	954,000
Depreciation and amortization	854,000	845,000
Impairment of long-lived assets	—	168,000

Total costs and expenses	26,538,000	32,085,000

Income from operations	1,617,000	1,075,000
Interest expense	(289,000)	(319,000)
Interest income	75,000	11,000
Other income	11,000	27,000

Income before income taxes	1,414,000	794,000

Income taxes	560,000	260,000

Net income	$854,000	$534,000

Net income per common share – basic	$0.27	$0.17
Net income per common share – diluted	$0.27	$0.17

Weighted average shares outstanding – basic	3,213,075	3,212,318
Weighted average shares outstanding – diluted	3,213,075	3,214,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Cash flows from operating activities:
Net income	$854,000	$534,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	825,000	783,000
Amortization of franchise and licenses	29,000	25,000
Amortization of loan costs	53,000	58,000
Impairment of long-lived assets	—	168,000
Deferred income taxes	173,000	76,000
Change in operating assets and liabilities:
Receivables, net	42,000	(50,000)
Inventories	(38,000)	(405,000)
Prepaid expenses	(168,000)	(362,000)
Deposits and other	1,000	100,000
Deferred rent payable	(52,000)	(85,000)
Accounts payable-trade	(574,000)	(317,000)
Income taxes receivable	658,000	—
Income taxes payable	361,000	8,000
Other accrued liabilities	(277,000)	1,210,000
Total adjustments	1,033,000	1,209,000
Net cash provided by operating activities	1,887,000	1,743,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(165,000)	(6,203,000)
Net cash used in investing activities	(165,000)	(6,203,000)

Cash flows from financing activities:
Check written in excess of cash in bank	54,000	—
Payments on long term debt	(2,904,000)	(2,494,000)
Proceeds from issuance of long-term debt	1,194,000	9,000,000
Payments/proceeds on line of credit, net	—	(1,349,000)
Capitalized loan costs	(14,000)	(308,000)
Principal payment on capitalized lease obligations	(16,000)	(15,000)
Net cash provided by (used in) financing activities	(1,686,000)	4,834,000

Net change in cash and cash equivalents	36,000	374,000

Cash and cash equivalents at beginning of period	1,118,000	736,000

Cash and cash equivalents at end of period	$1,154,000	$1,110,000

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$239,000	$205,000

Income taxes	$14,000	$175,000

Non cash investing and financing activities:

Accrued dividend payable	$-	$1,928,000

Exchange of stock for loan costs	$-	$252,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned independently capitalized subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”), Star Buffet Management, Inc. (“SBMI”), Starlite Holdings, Inc. (“Starlite”), StarTexas Restaurants, Inc. (“StarTexas”) and SBI Leasing, Inc. (“Star Leasing”) (collectively the “Company”) and have been prepared in accordance with United States generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein.  Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods.  The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company’s operations.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The following is a summary of the Company's restaurant properties as of May 18, 2009. The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on operating similarities.  The Buffet Division includes 19 Barnhill’s Buffets, 11 HomeTown Buffets, three BuddyFreddys, two JJ North’s Grand Buffets and two Whistle Junction restaurants.  The Buffet Division also has two restaurants closed for remodeling and repositioning, a closed restaurant reported as property held for sale, and a restaurant located in Arizona that is leased to a third-party operator.  In addition, one closed restaurant was converted into a warehouse for equipment in Florida during the first quarter.   The Non-Buffet Division includes six JB’s restaurants, four 4B’s restaurants, three K-BOB’S Steakhouses, two Western Sizzlin restaurants, two Casa Bonita restaurants, two Holiday House restaurants, a Bar-H Steakhouse and a Pecos Diamond Steakhouse.  Additionally, the Non-Buffet Division has a K-BOB’S Steakhouse restaurant closed for remodeling.

	Buffet Division	Non-Buffet Division	Total
Owned	9	9	18
Leased	33	13	46
Total	42	22	64

As of May 18, 2009, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants
State	Buffet Division	Non-Buffet Division	Total
Alabama	1	−	1
Arkansas	1	1	2
Arizona	9	−	9
Colorado	−	1	1
Florida	14	2	16
Idaho	−	1	1
Louisiana	3	−	3
Mississippi	6	1	7
Montana	−	6	6
New Mexico	1	2	3
Oklahoma	−	1	1
Oregon	1	−	1
Tennessee	3	−	3
Texas	−	4	4
Utah	1	3	4
Washington	1	−	1
Wyoming	1	−	1
Total	42	22	64

As of May 18, 2009, the Company’s non-operating restaurants are located in the following states:

Number of Non-Operating Restaurants
State	Buffet Division	Non-Buffet Division	Total
Arizona	1	−	1
Florida	4	−	4
Texas	−	1	1
Total	5	1	6

As of May 19, 2008, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants
State	Buffet Division	Non-Buffet Division	Total
Alabama	1	−	1
Arkansas	1	1	2
Arizona	9	−	9
Colorado	1	1	2
Florida	19	2	21
Georgia	−	1	1
Idaho	−	1	1
Louisiana	3	−	3
Mississippi	6	1	7
Montana	−	5	5
New Mexico	2	2	4
Oregon	1	−	1
Tennessee	3	−	3
Texas	−	4	4
Utah	1	3	4
Washington	1	−	1
Wyoming	1	−	1
Total	49	21	70

As of May 19, 2008, the Company’s non-operating restaurants were located in the following states:

Number of Non-Operating Restaurants
State	Buffet Division	Non-Buffet Division	Total
Arizona	1	−	1
Colorado	1	−	1
Florida	4	−	4
New Mexico	−	1	1
Texas	−	1	1
Total	6	2	8

The operating results for the 16-week period ended May 18, 2009 included operations shown in the tables above and fixed charges for six non-operating restaurants for the entire quarter. Three of six closed restaurants remain closed for remodeling and repositioning, one closed restaurant was leased to a third party and the one remaining closed restaurant was closed and reported as property held for sale.  In addition, one closed restaurant was converted into a warehouse for equipment in Florida during the first quarter.  The operating results for the 16-week period ended May 19, 2008 included operations shown in the tables above and the fixed charges for eight restaurants closed the entire quarter.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Recent Developments

In April 2009, the Company refinanced an existing real estate mortgage with the Bank of Utah. The Company entered into a $1,194,000 five year fixed rate real estate mortgage with the Bank of Utah. The mortgage has monthly payments including interest of $10,972. The interest rate is 7.25%.The mortgage is secured by the HomeTown Buffet in Layton, Utah and the JB’s restaurant in Vernal, Utah. The Company used the funds to payoff the previous loan with the Bank of Utah of $696,000 and the additional funds were used to reduce the obligation to Wells Fargo.

Note (C) Related Party Transactions

Mr. Robert E. Wheaton owns approximately 45.3% of the Company's outstanding common shares including exercisable options which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters without the approval of the other stockholders.  During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $52,000 to Mr. Wheaton for interest during the first quarter of fiscal 2010. The principal balance and any unpaid interest is due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Note (D) Segment and Related Reporting

The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on brand similarities.

The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 26, 2009. The Company evaluates the performance of its operating segments based on income before income taxes.

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

(Dollars in Thousands)
16 Weeks Ended May 18, 2009	Buffet Division	Non-Buffet Division	Other	Total
Revenues	$19,409	$8,746	$—	$28,155
Interest income	—	—	75	75
Interest expense	(1)	—	(288)	(289)
Depreciation & amortization	584	259	11	854
Income (loss) before income taxes	1,074	1,179	(839)	1,414
Total assets	$23,505	$12,827	$3,515	$39,847
16 Weeks Ended May 19, 2008
Revenues	$24,851	$8,309	$—	$33,160
Interest income	—	—	11	11
Interest expense	(2)	—	(317)	(319)
Depreciation & amortization	608	186	51	845
Impairment of long-lived assets	154	14	—	168
Income (loss) before income taxes	1,379	548	(1,133)	794
Total assets	$26,254	$11,865	$4,326	$42,445

Note (E) Net Income per Common Share

Net income per common share - basic is computed based on the weighted-average number of common shares outstanding during the period.  Net income per common share – diluted is computed based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period.  Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method.

The following table summarizes the calculation of basic and diluted net income per common share for the respective fiscal periods:

16 Weeks Ended May 18, 2009	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$854,000	3,213,075	$0.27
Weighted average common shares outstanding – diluted	$854,000	3,213,075	$0.27
16 Weeks Ended May 19, 2008
Weighted average common shares outstanding – basic	$534,000	3,212,318	$0.17
Dilutive stock options	–	2,278	–
Weighted average common shares outstanding – diluted	$534,000	3,214,596	$0.17

Weighted-average common shares outstanding for the sixteen weeks ended May 18, 2009 and May 19, 2008 used to calculate diluted earnings per share exclude stock options to purchase 39,000 and 28,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

Note (F) Goodwill

Goodwill primarily represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment.  The Company considers each individual restaurant to be a reporting unit and therefore reviews goodwill for possible impairment by restaurant.

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

The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2008. There were no triggering events during the quarter ending May 18, 2009 that would have had an impact on goodwill. There were no goodwill impairment losses for the 16-week periods ended May 18, 2009 and May 19, 2008.

Note (G) Other Intangible Assets

Other intangible assets are comprised of franchise fees, loan acquisition costs, a license agreement and trademarks. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years.  Loan acquisition costs are amortized using the straight-line method over the estimated life of the loan.  The license agreement is amortized using the straight-line method over 11 years. Trademarks have an indefinite asset life, total $280,000, and are subject to possible impairments on an annual basis or when triggering events occur in accordance with SFAS 142.

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

Note (J) Properties, Building and Equipment

The components of property, buildings and equipment used in restaurant operations and one property used as a warehouse, not including property under capitalized leases, leased to third parties, held for future use and held for sale, are as follows:

	May 18, 2009	January 26, 2009
Property, buildings and equipment:
Furniture, fixtures and equipment	$25,156,000	$24,993,000
Land	5,102,000	4,285,000
Buildings and leasehold improvements	23,821,000	22,592,000
	54,079,000	51,870,000
Less accumulated depreciation	(26,438,000)	(25,341,000)
	$27,641,000	$26,529,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$706,000	$706,000
Less accumulated amortization	(680,000)	(669,000)
	$26,000	$37,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with six non-operating units as of May 18, 2009 and as of January 26, 2009. As of May 18, 2009 one of the six units is leased to a third-party operator, three units are closed for remodeling and repositioning and one unit is included in property held for sale.  In addition, one closed restaurant was converted into a warehouse for equipment in Florida during the first quarter and is included building and land above.  The net building value of $937,000 and of land 817,000 was transferred. The components are as follows:

	May 18, 2009	January 26, 2009
Property and equipment leased to third parties:
Equipment	$222,000	$222,000
Land	224,000	224,000
Buildings and leaseholds	685,000	685,000
	1,131,000	1,131,000

Less accumulated depreciation	(343,000)	(336,000)
	$788,000	$795,000

	May 18, 2009	January 26, 2009
Property, buildings and equipment held for future use:
Equipment	$3,273,000	$3,273,000
Land	743,000	1,559,000
Buildings and leaseholds	1,257,000	2,484,000
	5,273,000	7,316,000

Less accumulated depreciation	(2,884,000)	(3,173,000)
	$2,389,000	$4,143,000

	May 18, 2009	January 26, 2009
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded $168,000 of impairment expense related to the closure of two restaurants in the first quarter of fiscal 2009.  The Company did not record an impairment expense in the first quarter of fiscal 2010.

Note (K) Stock-Based Compensation

In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which authorizes the grant of options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for the grant of  "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. A special committee designated by the board has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, terms of options granted and the number of shares which will be subject to options granted under the 1997 Plan.

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

The stock option transactions and the options outstanding are summarized as follows:

	16 Weeks Ended
	May 18, 2009			May 19, 2008
	Options		Weighted Average Exercise Price	Options		Weighted Average Exercise Price
Outstanding at beginning of period		39,000	$6.21		40,000	$6.20
Granted		—	$—		—	$—
Exercised		—	$—		—	$—
Forfeited		—	$—		0	$5.00
Outstanding at end of period		39,000	$6.21		40,000	$6.21
Exercisable at end of period		39,000	$6.21		40,000	$6.21
Weighted average fair value of options granted during the period	$	N/A		$	N/A

The following summarizes information about stock options outstanding at May 18, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	11,000	0.4	$ 5.00	11,000	$ 5.00
$ 6.70	28,000	5.7	$ 6.70	28,000	$ 6.70
	39,000			40,000

The Company did not grant any stock options in the first quarter of fiscal 2010 or fiscal 2009.

Note (L) Commitments and Contingencies

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

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s.  When North’s defaulted the Company sued for enforcement.  In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company.  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired former North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord.  The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court.  The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes proceeds from asset sales are adequate for recovery of the remaining principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of May 18, 2009.

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause.

In addition to the foregoing, the Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition and results of operations.

Note (M) Taxes

The Company is able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips resulting in a lower effective tax rate of approximately 39.6% and 32.7% for the 16-week periods ended May 18, 2009 and May 19, 2008, respectively.  The Company has deferred income taxes of $2,527,000 and $2,700,000 on May 18, 2009 and January 26, 2009, respectively.  The deferred tax asset is primarily the timing difference on deferred rent and fixed assets.

Note (N) Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses.  Effective January 1, 2008, the Company modified its program for insuring casualty losses by lowering the self-insured retention levels from $2 million per occurrence to $100,000 per occurrence.  Accruals for self-insured casualty losses include estimates of expected claims payments.  Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals.  The valuation reserves for the quarters ended May 18, 2009 and May 19, 2008 were $43,000 and $64,000, respectively.

Note (O) Subsequent Events

In June 2009, the Company opened a 4B’s restaurant in Butte, Montana.

In June 2009, the Company exercised an option to acquire the land and building of its Whistle Junction restaurant in Titusville, Florida.

In May 2009, the Barnhill’s Buffet restaurant in Jonesboro, Arkansas closed due to a kitchen fire.  The Company expects to re-open in August 2009. The Company has business interruption insurance in addition to its $100,000 property insurance deductible. The property loss that exceeds the Company’s deductible should be reimbursed by the Company’s property insurance policy.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009.  Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies.  The costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This quarterly report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 26, 2009, and other filings with the Securities and Exchange Commission.

Overview

Consolidated net income for the 16-week period ended May 18, 2009 increased $320,000 to $854,000 or $0.27 per diluted share as compared with net income of $534,000 or $0.17 per diluted share for the comparable prior year period.  The increase in net income is due to an increase in income from operations of approximately $542,000 primarily from lower labor and occupancy costs offset by higher income tax expense. Total revenues decreased approximately $5.0 million or 15.1% from $33.2 million in the 16 weeks ended May 19, 2008 to $28.2 million in the 16 weeks ended May 18, 2009. The decrease in revenues was primarily attributable to 9 closed stores resulting in a sales decline of approximately $3.4 million and sales declines of approximately $2.9 million in comparable same store sales.  The decline in sales was partially offset by $1.2 million increase in new stores or stores only opened for a portion of the first quarter of last year.

Recent Developments

In April 2009, the Company refinanced an existing real estate mortgage with the Bank of Utah. The Company entered into a $1,194,000 five year fixed rate real estate mortgage with the Bank of Utah.  The mortgage has monthly payments including interest of $10,972.  The interest rate is 7.25%.The mortgage is secured by the HomeTown Buffet in Layton, Utah and the JB’s restaurant in Vernal, Utah.  The Company used the funds to payoff the previous loan with the Bank of Utah of $696,000 and the additional funds were used to reduce the obligation to Wells Fargo.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 18, 2009 and May 19, 2008.

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Total revenues	100.0%	100.0%

Costs and expenses
Food costs	38.4	38.3
Labor costs	30.8	32.0
Occupancy and other expenses	19.3	20.5
General and administrative expenses	2.7	2.9
Depreciation and amortization	3.0	2.6
Impairment of long-lived assets	0.0	0.5
Total costs and expenses	94.3	96.8

Income from operations	5.7	3.2

Interest expense	(1.0)	(0.9)
Interest income	0.3	0.0
Other income	0.0	0.1
Income before income taxes	5.0	2.4

Income taxes	2.0	0.8

Net income	3.0%	1.6%

Effective income tax rate	39.6%	32.7%

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

(Dollars in Thousands)
16 Weeks Ended May 18, 2009	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$19,409	$8,746	$—	$28,155
Food cost	8,086	2,732	—	10,818
Labor cost	5,664	3,019	—	8,683
Interest income	—	—	75	75
Interest expense	(1)	—	(288)	(289)
Depreciation & amortization	584	259	11	854
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	1,074	1,179	(839)	1,414
16 Weeks Ended May 19, 2008	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$24,851	$8,309	$—	$33,160
Food cost	9,862	2,862	—	12,724
Labor cost	7,540	3,054	—	10,594
Interest income	—	—	11	11
Interest expense	(2)	—	(317)	(319)
Depreciation & amortization	608	186	51	845
Impairment of long-lived assets	154	14	—	168
Income (loss) before income taxes	1,379	548	(1,133)	794

(1) The sales decrease was primarily from declines in comparable same store sales and six closed restaurants.  The food cost as a percentage of revenue increased this year primarily due to increases in wholesale food prices as compared to the prior year.  Labor cost decreased as a percentage of revenue this year primarily due to lower management labor costs compared to the prior year.  Income (loss) before income taxes decreased primarily from the decline in revenue.

(2) The sales increased due to the acquisition of three Non-Buffet restaurants with sales of approximately $1.1 million partially offset by the closure of three Non-Buffet restaurants with net loss of sales of approximately $600,000.  The food cost as a percentage of revenue decreased this year primarily due to lower food costs in the Casa Bonita in Tulsa which was not opened until the second quarter of fiscal 2009.  Labor cost decreased as a percentage of revenue this year primarily due to lower management labor costs compared to the prior year.  Income (loss) before income taxes increased primarily as a result of lower food and labor costs.

Total revenues decreased approximately $5.0 million or 15.1% from $33.2 million in the 16 weeks ended May 19, 2008 to $28.2 million in the 16 weeks ended May 18, 2009. The decrease in revenues was primarily attributable to 9 closed stores resulting in a sales decline of approximately $3.4 million and sales declines of approximately $2.9 million in comparable same store sales.  The decline in sales was partially offset by $1.2 million increase in new stores or stores only opened for a portion of the first quarter of last year.

Food costs as a percentage of total revenues increased from 38.3% during the 16-week period ended May 19, 2008 to 38.4% during the 16-week period ended May 18, 2009. The increase as a percentage of total revenues was primarily attributable to higher wholesale prices for some commodities.

Labor costs as a percentage of total revenues decreased from 32.0% during the 16-week period ended May 19, 2008 to 30.8% during the 16-week period ended May 18, 2009.  The decrease as a percentage of total revenues was primarily attributable to lower management labor costs as compared to the prior year. The decrease in total dollars of approximately $1.9 million was primarily from the decrease in total revenues.  The lower management labor costs were primarily attributable the Company temporarily suspending its manager bonus program. With minimum wage increases scheduled for July 2009 and January 2010 the labor percentage may increase in the future.

Occupancy and other expenses as a percentage of total revenues decreased from 20.5% during the 16-week period ended May 19, 2008 to 19.3% during the 16-week period ended May 18, 2009. The decrease as a percentage of total revenues was primarily attributable to a decrease in facility costs as a percentage of revenues in the current year compared to the prior year. The facility cost decrease is primarily from certain renegotiated leases and the subsequent lower rents.

General and administrative expense as a percentage of total revenues decreased from 2.9% during the 16-week period ended May 19, 2008 to 2.7% during the 16-week period ended May 18, 2009. The decrease as a percentage of total revenues was primarily attributable to lower field labor costs for the 16 weeks ended May 18, 2009 as compared to the same period of the prior year.

Depreciation and amortization expense a percentage of total revenues increased from 2.6% during the 16-week period ended May 19, 2008 to 3.0% during the 16-week period ended May 18, 2009. The increase as a percentage of total revenues was primarily attributable to lower revenue for the 16 weeks ended May 18, 2009 as compared to the same period of the prior year.

Interest expense decreased from $319,000 during the 16-week period ended May 19, 2008 to $289,000 during the 16-week period ended May 18, 2009.  The decrease was primarily attributable to a lower interest rate on the average debt balance with Wells Fargo in the first quarter of fiscal 2010 as compared to fiscal 2009.

Interest income increased from $11,000 for the 16-week periods ended May 19, 2008 to $75,000 during the 16-week period ended May 18, 2009. Interest income was primarily generated by the Company’s outstanding Federal income tax receivable.

Other income is primarily rental income from the Company’s leased properties. Rental income was $11,000 for one property leased for the entire 16-week period ended May 18, 2009.  Rental income was $27,000 for two properties leased for the entire 16-week period ended May 19, 2008.

The income tax provision totaled $560,000 or 39.6% of pre-tax income for the 16-week period ended May 18, 2009 as compared to $260,000 or 32.7% of pre-tax income for the 16-week period ended May 19, 2008. The difference in the tax provision as a percentage of pre-tax income was primarily from the utilization of tax credits.

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

As of May 18, 2009, the Company had $1,154,000 in cash.  Cash and cash equivalents increased by $36,000 during the 16 weeks ended May 18, 2009. The net working capital deficit was $(8,042,000) and $(9,041,000) at May 18, 2009 and January 26, 2009, respectively. Total cash provided by operations for the 16 weeks ended May 18, 2009 was approximately $1,887,000 as compared to approximately $1,743,000 in the 16 weeks ended May 19, 2008.  The Company spent approximately $165,000 on capital expenditures in the first quarter of fiscal 2010.

The Company has Credit Facility with Wells Fargo Bank N.A. consisting of $8,000,000 term loan and a $2,000,000 revolving line of credit.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations as of January 31, 2008, in which case Wells Fargo has a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; and $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The term loan balance was $4,900,000 on June 24, 2009.  The $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of June 24, 2009, the revolving line of credit balance was $575,000.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $52,000 to Mr. Wheaton for interest during the first quarter of fiscal 2010. The principal balance and any unpaid interest is due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

In April 2009, the Company refinanced an existing real estate mortgage with the Bank of Utah. The Company entered into a $1,194,000 five year fixed rate real estate mortgage with the Bank of Utah. The mortgage has monthly payments including interest of $10,972. The interest rate is 7.25%. The mortgage is secured by the HomeTown Buffet in Layton, Utah and the JB’s restaurant in Vernal, Utah. The Company used the funds to payoff the previous loan with the Bank of Utah of $696,000 and the additional funds were used to reduce the Company’s obligation on the term loan to Wells Fargo.

The Company believes that cash on hand, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and refinancing requirements during the next 12 months.  Additionally, management does not believe that the net working capital deficit will have any material effect on the Company’s ability to operate the business or meet obligations as they come due.  However, there can be no assurance that cash on hand, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and refinancing requirements.  Furthermore, given uncertain financial market conditions, on February 20, 2009, the Board of Directors voted to indefinitely suspend the annual dividend on the outstanding common stock of the Company.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Property and equipment in non-operating units or stored in warehouses held for remodeling or repositioning is not depreciated and is classified on the balance sheet as property, building and equipment held for future use.

Property and equipment placed on the market for sale is not depreciated and is classified on the balance sheet as property held for sale.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations of its wholly-owned direct and indirect independently capitalized subsidiaries as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$13,881	$2,543	$3,143	$7,027	$1,168
Operating leases	12,901	2,551	3,764	2,671	3,915
Capital leases	38	38	—	—	—
Purchase commitments	1,100	1,100	—	—	—
Total contractual cash obligations	$27,920	$6,232	$6,907	$9,698	$5,083

Off Balance Sheet Arrangements

Under the terms of the current financing with Wells Fargo, the Company was required to obtain interest rate protection through an interest rate swap or cap with respect to not less than 50% of the term loan amount. Wells Fargo has agreed to permanently waive the requirement for an interest rate swap or cap agreement.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements (SFAS 157).  In February 2008, FASB issued FSP No. FAS 157-2 which delayed the applicability of SFAS 157’s fair-value measurements of certain nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis.  In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair value of a Financial Asset When the Market for That Asset Is Not Active (collectively SFAS 157). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a Company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 was adopted in the beginning of fiscal 2009 for the Company’s financial assets and liabilities.  The Company does not anticipate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133 (“SFAS 161”).  SFAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, SFAS 161 requires the cross-referencing of derivative disclosures within the consolidated financial statements and notes.  This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  For the Company the statement is effective at the beginning of the first quarter of its 2010 fiscal year.  The Company does not currently have any derivative instruments and hedging activities and the adoption of SFAS 161 has not had a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement) (“APB 14-1”).  APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for the Company at the beginning of its 2010 fiscal year.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not currently have any convertible debt instruments and the adoption of APB 14-1 has not had a material impact on its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year.  The Company does not currently have any instrument (or an embedded feature) that is indexed to an entity’s own stock and the adoption of EITF 07-5 has not had a material impact on its consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS 162 to have an impact on its operating results or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 is not expected to have any impact on the Company’s financial position or results from operations.

In June, 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”), which will officially launch on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Codification is not expected to change U. S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission (SEC).  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Company is currently evaluating the potential effect on its financial statements.

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

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and Notes to the consolidated financial statements. The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the U.S. and include certain amounts based on management’s judgment and best estimates. Other financial information presented is consistent with the consolidated financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed under the supervision of the Company’s principal executive and accounting officers in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 26, 2009 and identified two significant deficiencies which are noted below. As of May 18, 2009, the significant deficiency for inadequate segregation of duties still exists.  In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our principal executive and principal accounting officers concluded that the internal controls over financial reporting were not effective as of January 26, 2009 or as of May 18, 2009, and that certain significant deficiencies existed for the period covered by the Annual Report on Form 10-K as of January 26, 2009 and as of May 18, 2009 on Form 10-Q.  The two significant deficiencies identified included:

•	Inadequate segregation of duties (significant deficiency);

•	Incorrect application of gain contingency (significant deficiency).

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

There have been no changes to our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter of 2010 that materially affects, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness related to food quality or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that generally the lawsuits, claims and other legal matters to which it is subject to in the ordinary course of its business are not material to the Company's business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition and results of operations.
Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended January 26, 2009.

Item 5. Other Information

None.

Item 6.  Exhibits

(a)	The following exhibits are attached to this report unless noted as previously filed:

Exhibit	Description
Number	of Exhibit
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated June 26, 2009.

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

STAR BUFFET, INC. AND SUBSIDIARIES

June 26, 2009	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

June 26, 2009	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer