Form 10-Q
period 2009-08-10
STAR BUFFET INC
filed 2009-09-24
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 10, 2009

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
Yes [  ]  No [  ]

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)
Large accelerated filer [  ]                             Accelerated filer [  ]                    Non-accelerated filer [X]                  Smaller reporting company [  ]
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of September 18, 2009, there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

i

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of August 10, 2009 and
January 26, 2009	1

Unaudited Condensed Consolidated Statements of Operations for the 12 and 28 weeks
ended August 10, 2009 and August 11, 2008	3

Unaudited Condensed Consolidated Statements of Cash Flows for the 28 weeks ended
August 10, 2009 and August 11, 2008	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	18

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	30

Item 6. Exhibits and Reports on Form 8-K	31

Signatures	32

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 10, 2009	January 26, 2009
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$1,123,000	$1,118,000
Receivables, net	860,000	603,000
Income tax receivable	83,000	658,000
Inventories	670,000	647,000
Deferred income taxes	415,000	437,000
Prepaid expenses	499,000	271,000

Total current assets	3,650,000	3,734,000

Property, buildings and equipment, net:
Property, buildings and equipment, net	27,117,000	26,529,000
Property and equipment under capitalized leases, net	18,000	37,000
Property and equipment leased to third parties, net	780,000	795,000
Property, buildings and equipment held for future use, net	2,625,000	4,143,000
Property held for sale	931,000	931,000
Total property, buildings and equipment, net	31,471,000	32,435,000

Other assets:
Notes receivable, net of current portion	704,000	704,000
Deposits and other	591,000	376,000
Loan costs, net	426,000	506,000

Total other assets	1,721,000	1,586,000

Deferred income taxes, net	1,558,000	2,263,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	557,000	638,000

Total intangible assets	1,108,000	1,189,000

Total assets	$39,508,000	$41,207,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	August 10, 2009	January 26, 2009
	(Unaudited)	(Unaudited)
Current liabilities:
Accounts payable-trade	$3,529,000	$4,192,000
Checks written in excess of bank balance	1,395,000	527,000
Payroll and related taxes	1,888,000	1,859,000
Sales and property taxes	1,742,000	1,829,000
Rent, licenses and other	749,000	766,000
Current maturities of obligations under long-term debt	1,708,000	3,548,000
Current maturities of obligations under capital leases	25,000	54,000

Total current liabilities	11,036,000	12,775,000

Deferred rent payable	1,197,000	1,353,000
Other accrued long-term liabilities	493,000	493,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	9,308,000	10,051,000

Total liabilities	24,026,000	26,664,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(2,264,000)	(3,203,000)

Total stockholders’ equity	15,482,000	14,543,000

Total liabilities and stockholders’ equity	$39,508,000	$41,207,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 10,	August 11,	August 10,	August 11,
	2009	2008	2009	2008
Total revenues	$19,509,000	$24,229,000	$47,664,000	$57,389,000

Costs, expenses and other
Food costs	7,479,000	9,447,000	18,297,000	22,171,000
Labor costs	6,352,000	7,893,000	15,035,000	18,487,000
Occupancy and other expenses	3,923,000	4,717,000	9,347,000	11,517,000
General and administrative expenses	486,000	690,000	1,245,000	1,644,000
Depreciation and amortization	725,000	560,000	1,579,000	1,405,000
Impairment of long-lived assets	436,000	44,000	436,000	212,000
Gain on property disposal	(306,000)	—	(306,000)	—

Total costs, expenses and other	19,095,000	23,351,000	45,633,000	55,436,000

Income from operations	414,000	878,000	2,031,000	1,953,000

Interest expense	(229,000)	(308,000)	(518,000)	(626,000)
Interest income	—	1,000	75,000	12,000
Other income	10,000	27,000	21,000	54,000

Income before income taxes	195,000	598,000	1,609,000	1,393,000

Income taxes	110,000	205,000	670,000	465,000

Net income	$85,000	$393,000	$939,000	$928,000

Net income per common share – basic	$0.03	$0.12	$0.29	$0.29
Net income per common share – diluted	$0.03	$0.12	$0.29	$0.29

Weighted average shares outstanding – basic	3,213,075	3,213,075	3,213,075	3,212,642
Weighted average shares outstanding –diluted	3,213,075	3,213,075	3,213,075	3,213,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	28 Weeks Ended
	August 10, 2009	August 11, 2008
Cash flows from operating activities:
Net income	$939,000	$928,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,532,000	1,363,000
Amortization of franchise and licenses	47,000	42,000
Amortization of loan costs	93,000	91,000
Impairment of long-lived assets	436,000	212,000
Gain on property disposal	(306,000)	—
Deferred income taxes	727,000	277,000
Change in operating assets and liabilities:
Receivables	78,000	(243,000)
Inventories	(23,000)	(369,000)
Prepaid expenses	(228,000)	(414,000)
Deposits and other	(215,000)	162,000
Deferred rent payable	(156,000)	(111,000)
Accounts payable-trade	(663,000)	1,023,000
Income taxes receivable	575,000	—
Income taxes payable	—	8,000
Other accrued liabilities	(75,000)	1,262,000
Total adjustments	1,822,000	3,303,000
Net cash provided by operating activities	2,761,000	4,231,000

Cash flows from investing activities:
Insurance proceeds	200,000	—
Acquisition of property, buildings and equipment	(1,199,000)	(6,809,000)
Net cash used in investing activities	(999,000)	(6,809,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	868,000	259,000
Proceeds received from officer’s note payable	—	592,000
Payments on long term debt	(3,952,000)	(4,099,000)
Proceeds from issuance of long-term debt	1,369,000	9,830,000
(Payments) proceeds on line of credit, net	—	(1,349,000)
Capitalized loan costs	(13,000)	(311,000)
Principal payment on capitalized lease obligations	(29,000)	(26,000)
Dividends paid	—	(1,928,000)
Net cash (used in) provided by financing activities	(1,757,000)	2,968,000
Net change in cash and cash equivalents	5,000	390,000

Cash and cash equivalents at beginning of period	1,118,000	736,000
Cash and cash equivalents at end of period	$1,123,000	$1,126,000

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	28 Weeks Ended
	August 10, 2009		August 11, 2008

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest		$427,000	$531,000

Income taxes		$14,000	$180,000

Non cash investing and financing activities:

Exchange of stock for loan costs	$	−	$252,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned independently capitalized subsidiaries Summit Family Restaurants Inc. (“Summit”), HTB Restaurants, Inc. (“HTB”), Northstar Buffet, Inc. (“NSBI”), Star Buffet Management, Inc. (“SBMI”), Starlite Holdings, Inc. (“Starlite”), SBI Leasing, Inc. (‘SBI”) and StarTexas Restaurants, Inc. (“StarTexas”) (collectively the “Company”) and have been prepared in accordance with U. S. generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein.  Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods.  The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company’s operations.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in fiscal 2010. Such reclassifications include an increase in other assets for loan costs, net with a corresponding decrease in total intangible assets for other intangible assets, net. The amount reclassified for August 10, 2009 and January 26, 2009 was $426,000 and $506,000, respectively. This reclassification did not affect total assets, earnings before income taxes, net earnings or earnings per share.

The following is a summary of the Company's restaurant properties as of August 10, 2009.  The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on operating similarities.  The Buffet Division includes 19 Barnhill’s Buffets, 10 HomeTown Buffets, three BuddyFreddys, two JJ North’s Grand Buffets and two Whistle Junction restaurants.  One of the 19 Barnhill’s Buffets is temporarily closed due to a kitchen fire.  The Buffet Division also has two restaurants closed for remodeling and repositioning, a closed restaurant reported as property held for sale, and a restaurant located in Arizona that is leased to a third-party operator.  In addition, one closed restaurant was converted into a warehouse for equipment in Florida during the first quarter.   The Non-Buffet Division includes six JB’s restaurants, five 4B’s restaurants, three K-BOB’S Steakhouses, two Western Sizzlin restaurants, two Casa Bonita restaurants, a Holiday House restaurant, a Bar-H Steakhouse and a Pecos Diamond Steakhouse.  Additionally, the Non-Buffet Division has a K-BOB’S Steakhouse restaurant closed for remodeling.

	Buffet Division	Non-Buffet Division	Total
Owned	9	9	18
Leased	32	13	45
Total	41	22	63

As of August 10, 2009, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Alabama	1	−	1
Arkansas	1	1	2
Arizona	8	−	8
Colorado	−	1	1
Florida	14	1	15
Idaho	−	1	1
Louisiana	3	−	3
Mississippi	6	1	7
Montana	−	7	7
New Mexico	1	2	3
Oklahoma	−	1	1
Oregon	1	−	1
Tennessee	3	−	3
Texas	−	4	4
Utah	1	3	4
Washington	1	−	1
Wyoming	1	−	1
Total	41	22	63

As of August 10, 2009, the Company’s non-operating restaurants are located in the following states:

Number of Non-Operating Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	1	−	1
Florida	4	−	4
Texas	−	1	1
Total	5	1	6

As of August 11, 2008, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Alabama	1	−	1
Arkansas	1	1	2
Arizona	9	−	9
Colorado	−	1	1
Florida	15	2	17
Georgia	−	1	1
Idaho	−	1	1
Louisiana	3	−	3
Mississippi	6	1	7
Montana	−	6	6
New Mexico	2	2	4
Oklahoma	−	1	1
Oregon	1	−	1
Tennessee	3	−	3
Texas	−	4	4
Utah	1	3	4
Washington	1	−	1
Wyoming	1	−	1
Total	44	23	67

As of August 11, 2008, the Company’s non-operating restaurants were located in the following states:

Number of Non-Operating Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	1	−	1
Florida	4	−	4
New Mexico	−	1	1
Texas	−	1	1
Total	5	2	7

The operating results for the 28-week period ended August 10, 2009 included operations shown in the tables above and fixed charges for six non-operating restaurants for the entire period. Three of the six closed restaurants remain closed for remodeling and repositioning, one closed restaurant was leased to a third party and one closed restaurant was closed and reported as property held for sale.  In addition, one closed restaurant was converted into a warehouse for equipment in Florida during the first quarter of fiscal 2010.  The operating results for the 28-week period ended August 11, 2008 included operations shown in the tables above and the fixed charges for seven restaurants closed the entire period.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Recent Developments

In April 2009, the Company refinanced an existing real estate mortgage with the Bank of Utah.  The Company entered into a $1,194,000 five year fixed rate real estate mortgage with the Bank of Utah. The mortgage has monthly payments including interest of $10,972. The interest rate is 7.25%.  The mortgage is secured by the HomeTown Buffet in Layton, Utah and the JB’s restaurant in Vernal, Utah. The Company used the funds to payoff the previous loan with the Bank of Utah of $696,000 and the obligation to Wells Fargo.

In May, 2009, the Company had a kitchen fire in Jonesboro, Arkansas. The Company has $800,000 worth of property coverage and $150,000 extra expense coverage subject to $100,000 deductible. The Company will spend approximately $635,000 to replace the Barnhill’s Buffet and booked a gain $306,000 after deducting the net loss of existing assets of $229,000 and the $100,000 deductible. As part of trade receivables the Company has booked $335,000 in insurance proceeds receivable as of August 10, 2009.  Total proceeds booked for property coverage from insurance for this matter was $535,000 as of August 10, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 is not expected to have any impact on the Company’s financial position or results from operations. The Company has evaluated subsequent events through September 24, 2009 which is the date that these financial statements were filed with the Securities and Exchange Commission.

In June 2009, the Company opened a 4B’s restaurant in Butte, Montana.

Subsequent to August 10, 2009, the Company financed part of the $1.1 million purchase of the land and building of its Whistle Junction restaurant in Titusville, Florida with a real estate mortgage with the Mainstreet Community Bank of Florida.  The Company entered into a $750,000 twenty year fixed rate real estate mortgage with a balloon payment due August 26, 2014. The mortgage has monthly payments including interest of $6,100. The interest rate is 7.5%.  The mortgage is secured by the Whistle Junction restaurant in Titusville, Florida.

Subsequent to August 10, 2009, the Company determined two restaurant leases would not be renewed. The restaurants in Chandler, Arizona and Olympia, Washington will be closed and impaired in the third quarter of fiscal 2010.  A pretax impairment charge of approximately $570,000 will be taken in the third fiscal quarter.

Note (C) Related Party Transactions

Mr. Robert E. Wheaton owns approximately 45.3% of the Company's outstanding common shares including exercisable options held by him which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters without the approval of the other stockholders.  During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal stockholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $91,000 to Mr. Wheaton for interest during the first two quarters of fiscal 2010. The principal balance and any unpaid interest is due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

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

(Dollars in Thousands)
28 weeks Ended August 10, 2009	Buffet Division	Non-Buffet Division	Other	Total
Revenues	$31,292	$16,372	$—	$47,664
Interest income	—	—	75	75
Interest expense	(1)	—	(517)	(518)
Depreciation & amortization	1,076	483	20	1,579
Impairment of long-lived assets	290	146	—	436
Income (loss) before income taxes	724	2,393	(1,508)	1,609
Total assets	23,592	12,792	3,124	39,508
28 weeks Ended August 11, 2008
Revenues	$42,648	$14,741	$—	$57,389
Interest income	—	—	12	12
Interest expense	(3)	—	(623)	(626)
Depreciation & amortization	1,076	304	25	1,405
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	1,822	1,547	(1,976)	1,393
Total assets	26,489	12,345	3,509	42,343

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

The following table summarizes the calculation of basic and diluted net income per common share for the respective fiscal periods:

12 Weeks Ended August 10, 2009	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$85,000	3,213,075	$0.03
Dilutive stock options	–	–	–
Weighted average common shares outstanding – diluted	$85,000	3,213,075	$0.03

12 Weeks Ended August 11, 2008
Weighted average common shares outstanding – basic	$393,000	3,213,075	$0.12
Dilutive stock options	–	–	–
Weighted average common shares outstanding – diluted	$393,000	3,213,075	$0.12

28 weeks Ended August 10, 2009	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$939,000	3,213,075	$0.29
Dilutive stock options	–	–	–
Weighted average common shares outstanding – diluted	$939,000	3,213,075	$0.29

28 weeks Ended August 11, 2008
Weighted average common shares outstanding – basic	$928,000	3,212,642	$0.29
Dilutive stock options	–	1,077	–
Weighted average common shares outstanding – diluted	$928,000	3,213,719	$0.29

Weighted-average common shares outstanding for the 12 weeks ended August 10, 2009 and August 11, 2008 used to calculate diluted earnings per share exclude stock options to purchase 33,000 and 40,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

Weighted-average common shares outstanding for the 28 weeks ended August 10, 2009 and August 11, 2008 used to calculate diluted earnings per share exclude stock options to purchase 33,000 and 28,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

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

The Company performs its annual impairment analysis on February 1st.  The Company has an independent evaluation of goodwill conducted every three years.  The most recent independent valuation was conducted as of February 1, 2008. There were no triggering events during the quarter ending August 10, 2009 that would have had an impact on goodwill. There were no goodwill impairment losses for the 28-week periods ended August 10, 2009 and August 11, 2008.

Note (G) Other Intangible Assets

Other intangible assets are comprised of franchise fees, loan acquisition costs, a license agreement and trademarks. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years.  Loan acquisition costs are amortized using the straight-line method over the estimated life of the loan.  The license agreement is amortized using the straight-line method over 11 years. Trademarks have an indefinite asset life, total $255,000, and are subject to possible impairments on an annual basis or when triggering events occur in accordance with SFAS 142.

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

Note (J) Properties, Building and Equipment

The components of property, buildings and equipment used in restaurant operations and one property used as a warehouse, not including property under capitalized leases, leased to third parties, held for future use and held for sale, are as follows:

	August 10, 2009	January 26, 2009
Property, buildings and equipment:
Furniture, fixtures and equipment	$24,308,000	$24,993,000
Land	5,102,000	4,285,000
Buildings and leasehold improvements	23,179,000	22,592,000
	52,589,000	51,870,000
Less accumulated depreciation	(25,472,000)	(25,341,000)
	$27,117,000	$26,529,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$706,000	$706,000
Less accumulated amortization	(688,000)	(669,000)
	$18,000	$37,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with six non-operating units as of August 10, 2009 and as of January 26, 2009. As of August 10, 2009 one of the six units is leased to a third-party operator, three units are closed for remodeling and repositioning and one unit is included in property held for sale.  In addition, one previously closed restaurant was converted into a warehouse to store Company equipment in Florida in the first quarter of fiscal 2010. The property had a net building and land value of $937,000 and $817,000, respectively, at the time of transfer.

The components are as follows:

	August 10, 2009	January 26, 2009
Property and equipment leased to third parties: Equipment	$222,000	$222,000
Land	224,000	224,000
Buildings and leaseholds	685,000	685,000
	1,131,000	1,131,000

Less accumulated depreciation	(351,000)	(336,000)
	$780,000	$795,000

	August 10, 2009	January 26, 2009
Property, buildings and equipment held for future use: Equipment	$4,266,000	$3,273,000
Land	742,000	1,559,000
Buildings and leaseholds	1,257,000	2,484,000
	6,265,000	7,316,000

Less accumulated depreciation	(3,640,000)	(3,173,000)
	$2,625,000	$4,143,000

	August 10, 2009	January 26, 2009
Property held for sale: Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded $168,000 of impairment expense related to the closure of two restaurants in the first two quarters of fiscal 2009.  The Company recorded $405,000 of impairment expense related the leasehold improvements in two closed restaurants in the second quarter of fiscal 2010.

Note (K) Stock-Based Compensation

In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which authorizes the grant of options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for the grant of  "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. A special committee designated by the board has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, terms of options granted and the number of shares which will be subject to options granted under the 1997 Plan.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payment.  SFAS 123(R) requires the recognition of compensation costs relating to share based payment transactions in the financial statements. Our stock-based compensation plans are summarized in the table below:

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration

1997 Stock Incentive Plan	750,000	496,000	February 2015

Stock options issued under the  terms of the plan have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.

The stock option transactions and the options outstanding are summarized as follows:

	28 weeks Ended
	August 10, 2009			August 11, 2008
	Options		Weighted Average Exercise Price	Options		Weighted Average Exercise Price
Outstanding at beginning of period		39,000	$6.21		40,000	$6.20
Granted		—	$—		—	$—
Exercised		—	$—		—	$—
Forfeited		6,000	$6.70		0	$5.00
Outstanding at end of period		33,000	$6.13		40,000	$6.21

Exercisable at end of period		33,000	$6.13		40,000	$6.21

Weighted average fair value of options granted during the period	$	N/A		$	N/A

The following summarizes information about stock options outstanding at August 10, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	11,000	0.2	$5.00	11,000	$5.00
$6.70	22,000	5.5	$6.70	22,000	$6.70
	33,000			33,000

The Company did not grant any stock options in the first two quarters of fiscal 2010 or fiscal 2009.

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

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s.  When North’s defaulted the Company sued for enforcement.  In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company.  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired former North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord.  The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court.  The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes proceeds from future asset sales are adequate for recovery of the remaining principal amount of the note receivable.  The Company has not provided an allowance for bad debts for the note as of August 10, 2009.

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

Note (M) Taxes

The effective tax rate is approximately 41.6% and 33.3% for the 28-week periods ended August 10, 2009 and August 11, 2008, respectively.  The Company was able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips resulting in a lower effective tax rate in 2008.  The Company has deferred income tax assets of $1,973,000 and $2,700,000 on August 10, 2009 and January 26, 2009, respectively and there are no deferred income tax liabilites.  These deferred income tax assets are net of a valuation allowance of $193,000.The deferred tax asset is primarily the timing difference on deferred rent and fixed assets. Income taxes for the 12 and 28 weeks ended August 10, 2009 are:

	12 weeks	28 weeks
Current provision (benefit)	$(444,000)	$(57,000)
Deferred provison	554,000	727,000
Total	$110,000	$670,000

Note (N) Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses.  Effective January 1, 2008, the Company modified its program for insuring casualty losses by lowering the self-insured retention levels from $2 million per occurrence to $100,000 per occurrence.  Accruals for self-insured casualty losses include estimates of expected claims payments.  Actual liabilities could be materially different from calculated accruals because of the degree of estimation required at period ends.  The valuation reserves for the quarters ended August 10, 2009 and August 11, 2008 were $46,000 and $29,000, respectively.

Note (O) Subsequent Events

In August 2009, the Company financed part of the $1.1 million purchase of the land and building of its Whistle Junction restaurant in Titusville, Florida with a real estate mortgage with the Mainstreet Community Bank of Florida.  The Company entered into a $750,000 twenty year fixed rate real estate mortgage with a balloon payment due August 26, 2014. The mortgage has monthly payments including interest of $6,100. The interest rate is 7.5%.  The mortgage is secured by the Whistle Junction restaurant in Titusville, Florida.

In August 2009, the Company determined two restaurant leases would not be renewed. The restaurants in Chandler, Arizona and Olympia, Washington will be closed and impaired in the third quarter of fiscal 2010.  A pretax impairment charge of approximately $570,000 will be taken in the third fiscal quarter.

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

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; the Company’s success in integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; the success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 26, 2009, and other filings with the Securities and Exchange Commission.

Overview

Consolidated net income for the 12-week period ended August 10, 2009 decreased approximately $308,000 to $85,000 or $0.03 per diluted share as compared with net income of $393,000 or $0.12 per diluted share for the comparable prior year period.  The decrease in net income is due to a decrease in income from operations of approximately $464,000 primarily from higher impairment and depreciation costs partially offset by lower interest expense and a $306,000 gain on property disposals related to the fire in Jonesboro, Arkansas. Total revenues decreased approximately $4.7 million or 19.5% from $24.2 million in the 12 weeks ended August 11, 2008 to $19.5 million in the 12 weeks ended August 10, 2009. The decrease in revenues was primarily attributable to 10 closed stores resulting in a sales decline of approximately $2.1 million and sales declines of approximately $3.3 million in comparable same store sales.  The decline in sales was partially offset by $700,000 increase attributable to new stores or stores only opened for a portion of the second quarter of last year.

Consolidated net income for the 28-week period ended August 10, 2009 increased approximately $11,000 to $939,000 or $0.29 per diluted share as compared with net income of $928,000 or $0.29 per diluted share for the comparable prior year period.  The increase in net income is due to a increase in income from operations of approximately $78,000 primarily from a $306,000 gain on property disposals related to the fire in Jonesboro, Arkansas and lower general and administrative costs of approximately $399,000 offset by higher depreciation and amortization and impairment of long-lived assets. Total revenues decreased approximately $9.7 million or 16.9% from $57.4 million in the 28 weeks ended August 11, 2008 to $47.7 million in the 28 weeks ended August 10, 2009. The decrease in revenues was primarily attributable to 12 closed stores resulting in a sales decline of approximately $5.6 million and sales declines of approximately $5.6 million in comparable same store sales.  The decline in sales was partially offset by $1.5 million increase attributable to new stores or stores only opened for a portion of the second quarter of last year.  The Company believes the decline in same store sales is a result of weaker economic conditions and due to new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Recent Developments

In April 2009, the Company refinanced an existing real estate mortgage with the Bank of Utah. The Company entered into a $1,194,000 five year fixed rate real estate mortgage with the Bank of Utah.  The mortgage has monthly payments including interest of $10,972.  The interest rate is 7.25%.The mortgage is secured by the HomeTown Buffet in Layton, Utah and the JB’s restaurant in Vernal, Utah.  The Company used the funds to payoff the previous loan with the Bank of Utah of $696,000 and to reduce the obligation to Wells Fargo.

In May, 2009, the Company had a kitchen fire in Jonesboro, Arkansas. The Company has $800,000 worth of property coverage and $150,000 extra expense coverage subject to a $100,000 deductible. The Company will spend approximately $635,000 to replace the Barnhill’s Buffet and booked a gain of $306,000 after deducting the net loss of existing assets of $229,000 and the $100,000 deductible. As part of trade receivables the Company has booked $335,000 insurance proceeds receivable as of August 10, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 is not expected to have any impact on the Company’s financial position or results from operations. The Company has evaluated subsequent events through September 24, 2009 which is the date that these financial statements were filed with the Securities and Exchange Commission.

In June 2009, the Company opened a 4B’s restaurant in Butte, Montana.

Subsequent to August 10, 2009, the Company financed part of the $1.1 million purchase of the land and building of its Whistle Junction restaurant in Titusville, Florida with a real estate mortgage with the Mainstreet Community Bank of Florida.  The Company entered into a $750,000 twenty year fixed rate real estate mortgage with a balloon payment due August 26, 2014. The mortgage has monthly payments including interest of $6,100. The interest rate is 7.5%.  The mortgage is secured by the Whistle Junction restaurant in Titusville, Florida.

Subsequent to August 10, 2009, the Company determined two restaurant leases would not be renewed. The restaurants in Chandler, Arizona and Olympia, Washington will be closed and impaired in the third quarter of fiscal 2010.  A pretax impairment charge of approximately $570,000 will be taken in the third fiscal quarter.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 10, 2009 and August 11, 2008.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 10,	August 11,	August 10,	August 11,
	2009	2008	2009	2008

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	38.3	39.0	38.4	38.6
Labor costs	32.6	32.6	31.5	32.2
Occupancy and other expenses	20.1	19.5	19.6	20.1
General and administrative expenses	2.5	2.9	2.6	2.9
Depreciation and amortization	3.7	2.3	3.3	2.5
Impairment of long-lived assets	2.2	0.2	0.9	0.4
Gain on property disposal	(1.6)	—	(0.7)	—
Total costs and expenses	97.9	96.4	95.7	96.6

Income from operations	2.1	3.6	4.3	3.4

Interest expense	(1.2)	(1.3)	(1.1)	(1.1)
Interest income	0.0	0.0	0.2	0.0
Other income	0.1	0.1	0.0	0.1
Income before income taxes	1.0	2.5	3.4	2.4

Income taxes	0.6	0.9	1.4	0.8

Net income	0.4%	1.6%	2.0%	1.6%

Effective income tax rate	56.4%	34.3%	41.6%	33.3%

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

(Dollars in Thousands)
28 weeks Ended August 10, 2009	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$31,292	$16,372	$—	$47,664
Food cost	13,286	5,011	—	18,297
Labor cost	9,497	5,538	—	15,035
Interest income	—	—	75	75
Interest expense	(1)	—	(517)	(518)
Depreciation & amortization	1,076	483	20	1,579
Impairment of long-lived assets	290	146	—	436
Income (loss) before income taxes	724	2,393	(1,508)	1,609

28 weeks Ended August 11, 2008	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$42,648	$14,741	$—	$57,389
Food cost	17,345	4,826	—	22,171
Labor cost	13,172	5,315	—	18,487
Interest income	—	—	12	12
Interest expense	(3)	—	(623)	(626)
Depreciation & amortization	1,076	304	25	1,405
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	1,822	1,547	(1,976)	1,393

(1) The sales decrease was primarily from declines in comparable same store sales and nine closed restaurants.  The food cost as a percentage of revenue increased this year primarily due to increases in wholesale food prices as compared to the prior year.  Labor cost decreased as a percentage of revenue this year primarily due to lower management labor costs compared to the prior year.  Income (loss) before income taxes decreased primarily as a result of the decline in revenue and increases in food and impairment expense.

(2) The sales increased due to the addition of four Non-Buffet restaurants with sales of approximately $1.9 million partially offset by the closure of four Non-Buffet restaurants with net loss of sales of approximately $900,000.  The food cost as a percentage of revenue decreased this year primarily due to lower food costs in the Casa Bonita in Tulsa which was not opened until the end of the second quarter of fiscal 2009.  Labor cost decreased as a percentage of revenue this year primarily due to lower management labor costs compared to the prior year.  Income (loss) before income taxes increased primarily as a result of lower food and labor costs.

Total revenues decreased $4.7 million or 19.5% from $24.2 million in the 12 weeks ended August 11, 2008 to $19.5 million in the 12 weeks ended August 10, 2009. The decrease in revenues was primarily attributable to 10 closed stores resulting in a sales decline of approximately $2.1 million and sales declines of approximately $3.3 million in comparable same store sales.  The decline in sales was partially offset by $700,000 increase in new stores or stores only opened for a portion of the second quarter of last year.  Total revenues decreased approximately $9.7 million or 16.9% from $57.4 million in the 28 weeks ended August 11, 2008 to $47.7 million in the 28 weeks ended August 10, 2009. The decrease in revenues was primarily attributable to 12 closed stores resulting in a sales decline of approximately $5.6 million and sales declines of approximately $5.6 million in comparable same store sales.  The decline in sales was partially offset by $1.5 million increase in new stores or stores only opened for a portion of the second quarter of last year.  The Company believes the decline in same store sales is a result of weaker economic conditions and due to new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Food costs as a percentage of total revenues decreased from 39.0% during the 12-week period ended August 11, 2008 to 38.3% during the 12-week period ended August 10, 2009, and from 38.6% during the 28-week period ended August 11, 2008 to 38.4% during the 28-week period ended August 10, 2009. The decrease for the 12 and 28 weeks as a percentage of total revenues was primarily attributable to lower food costs in the non-buffet restaurants.  The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants.  The non-buffet restaurants contributed a higher percentage of total sales during the current fiscal year as compared to the same periods in the prior year, therefore lowering the overall food cost this year as a percentage of sales.

Labor costs as a percentage of total revenues remained flat from 32.6% during the 12-week period ended August 11, 2008 and during the 12-week period ended August 10, 2009, and decreased from 32.2% during the 28-week period ended August 11, 2008 to 31.5% during the 28-week period ended August 10, 2009.  The decrease as a percentage of total revenues was primarily attributable to lower management labor costs as compared to the prior year. The decrease in total dollars of approximately $1.5 million and $3.4 million, respectively, was primarily from the decrease in total revenues.  The lower management labor costs were primarily attributable the Company temporarily suspending its manager bonus program. With minimum wage increases in July 2009 and January 2010 the labor percentage may increase in the future.

Occupancy and other expenses as a percentage of total revenues increased from 19.5% during the 12-week period ended August 11, 2008 to 20.1% during the 12-week period ended August 10, 2009, and decreased from 20.1% during the 28-week period ended August 11, 2008 to 19.6% during the 28-week period ended August 10, 2009.  The increase in the 12-week period ending August 10, 2009 was primarily attributable to higher utility costs as a percentage of revenue.  The decrease for the 28-week period ending August 10, 2009 as a percentage of total revenues was primarily attributable to a decrease in facility costs as a percentage of revenues in the current year compared to the prior year.

General and administrative expense as a percentage of total revenues decreased from 2.9% during the 12-week period ended August 11, 2008 to 2.5% during the 12-week period ended August 10, 2009, and from 2.9% during the 28-week period ended August 11, 2008 to 2.6% during the 28-week period ended August 10, 2009.   The decrease for the 12 and 28-week periods ending August 10, 2009 as a percentage of total revenues was primarily attributable to lower field costs as compared to the same periods of the prior year.

Depreciation and amortization expense increased from $560,000 during the 12-week period ended August 11, 2008 to $725,000 during the 12-week period ended August 10, 2009, and increased from $1,405,000 during the 28-week period ended August 11, 2008 to $1,579,000 during the 28-week period ended August 10, 2009. The increase was primarily attributable increases in property acquired.

Interest expense decreased from $308,000 during the 12-week period ended August 11, 2008 to $229,000 during the 12-week period ended August 10, 2009, and from $626,000 during the 28-week period ended August 11, 2008 to $518,000 during the 28-week period ended August 10, 2009.  The decrease was attributable to a lower average debt balances and lower interest rates in the first two quarters of fiscal 2010 as compared to fiscal 2009.

Interest income decreased from $1,000 during the 12-week period ended August 11, 2008 to $0 during the 12-week period ended August 10, 2009, and increased from $12,000 during the 28-week period ended August 11, 2008 to $75,000 during the 28-week period ended August 10, 2009. Interest income was primarily generated by the Company’s tax refund in the first quarter of fiscal 2010.

Other income is primarily rental income from the Company’s leased properties. Rental income was $10,000 for one property leased for the entire 12-week period ended August 10, 2009. Rental income was $12,000 for one property leased for the entire 12-week period ended August 11, 2008.  The Company also had other income in the second quarter of fiscal 2009 of approximately $15,000 on the settlement of debt regarding the purchase of the Western Sizzlin in Magnolia, Arkansas.  Rental income was $21,000 for one property leased for the entire 28-week period ended August 10, 2009.  Rental income was $39,000 for one property leased for part of the first quarter and one property leased for the entire 28-week period ended August 11, 2008.

The income tax provision totaled $110,000 or 56.4% of pre-tax income for the 12-week period ended August 10, 2009 as compared to $205,000 or 34.3% of pre-tax income for the 12-week period ended August 11, 2008.  The income tax provision totaled $670,000 or 41.6% of pre-tax income for the 28-week period ended August 10, 2009 as compared to $465,000 or 33.3% of pre-tax income for the 28-week period ended August 11, 2008. The increases were primarily attributable the Company being unable to currently utilize all of its tax credits.

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

As of August 10, 2009, the Company had $1,123,000 in cash.  Cash and cash equivalents increased by $5,000 during the 28 weeks ended August 10, 2009. The net working capital deficit was $(7,386,000) and $(9,041,000) at August 10, 2009 and January 26, 2009, respectively. Total cash provided by operations for the 28 weeks ended August 10, 2009 was approximately $2,761,000 as compared to approximately $4,231,000 in the 28 weeks ended August 11, 2008.  The Company spent approximately $1,199,000 on capital expenditures in the first two quarters of fiscal 2010.

The Company has Credit Facility with Wells Fargo Bank N.A. consisting of $8,000,000 term loan and a $2,000,000 revolving line of credit.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that were pledged as security for obligations existing as of January 31, 2008, in which case Wells Fargo has a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; and $225,000 for the next nine quarters; and any remaining balance to be paid at maturity.  Interest is payable monthly.  The term loan balance was $4,675,000 on September 18, 2009.  The $2,000,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of September 18, 2009, the revolving line of credit balance was $550,000.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $91,000 to Mr. Wheaton for interest during the first two quarters of fiscal 2010. The principal balance and any unpaid interest is due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

In April 2009, the Company refinanced an existing real estate mortgage with the Bank of Utah.  The Company entered into a $1,194,000 five year fixed rate real estate mortgage with the Bank of Utah. The mortgage has monthly payments including interest of $10,972. The interest rate is 7.25%. The mortgage is secured by the HomeTown Buffet in Layton, Utah and the JB’s restaurant in Vernal, Utah. The Company used the funds to payoff the previous loan with the Bank of Utah of $696,000 and to reduce the Company’s obligation on the term loan to Wells Fargo.

In August 2009, the Company financed part of the $1.1 million purchase of the land and building of its Whistle Junction restaurant in Titusville, Florida with a real estate mortgage with the Mainstreet Community Bank of Florida.  The Company entered into a $750,000 twenty year fixed rate real estate mortgage with a balloon payment due August 26, 2014. The mortgage has monthly payments including interest of $6,100. The interest rate is 7.5%.  The mortgage is secured by the Whistle Junction restaurant in Titusville, Florida.

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

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations, that may significantly affect the Company's reported results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Property, Buildings and Equipment

Property and equipment and real property under capitalized leases are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Building improvements	15 – 20
Furniture, fixtures and equipment	5 – 8

Leasehold improvements are amortized over the lesser of the life of the lease or the estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception for which failure to renew would result in a substantial economic penalty.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations of its wholly-owned direct and indirect independently capitalized subsidiaries as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$13,008	$1,709	$3,347	$6,682	$1,270
Operating leases	11,501	2,384	3,214	2,086	3,817
Capital leases	25	25	—	—	—
Purchase commitments	1,100	1,100	—	—	—
Total contractual cash obligations	$25,634	$5,218	$6,561	$8,768	$5,087

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133 (“SFAS 161”).  SFAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, SFAS 161 requires the cross-referencing of derivative disclosures within the consolidated financial statements and notes.  This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  For the Company the statement was effective at of the 2010 fiscal year.  The Company does not currently have any derivative instruments and hedging activities and the adoption of SFAS 161 has not had a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“APB 14-1”).  APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 was effective for the Company at the beginning of its 2010 fiscal year.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not currently have any convertible debt instruments and the adoption of APB 14-1 has not had a material impact on its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 was effective for the Company at the beginning of its 2010 fiscal year.  The Company does not currently have any instrument (or an embedded feature) that is indexed to its own stock and the adoption of EITF 07-5 has not had a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 is not expected to have any impact on the Company’s financial position or results from operations. The Company has evaluated subsequent events through September 24, 2009 which is the date that these financial statements were filed with the Securities and Exchange Commission.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 26, 2009 and identified two significant deficiencies which are noted below.  A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The two significant deficiencies identified included:

•	Inadequate segregation of duties (significant deficiency);

•	Incorrect application of gain contingency (significant deficiency).

As of August 10, 2009, the significant deficiency for inadequate segregation of duties still exists.  This significant deficiency has been communicated to the Company’s independent registered public accounting firm and the audit committee and has been taken into account by the Company’s principal executive officer and principal accounting officer in reviewing the Company’s internal control over financial reporting.  Based on the foregoing, these officers have concluded that the Company’s internal control over financial reporting remains ineffective due to the same factors that were assessed at January 26, 2009.

There have been no changes to our internal control over financial reporting identified in connection with our evaluation that occurred during our latest fiscal quarter of 2010 that materially affects, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is from time to time the subject of complaints or litigation from customers alleging injury on properties operated by the Company, illness related to food quality or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees from time to time. The Company believes that generally the lawsuits, claims and other legal matters to which it is subject to in the ordinary course of its business are not material to the Company's business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended January 26, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on June 22, 2009.  Of the 3,213,075 shares of the Company’s common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 3,101,060 common shares, representing 96.51% of the total number of shares entitled to vote at the meeting.  This percentage represents a quorum.  The following matters were voted upon at the stockholders’ meeting:

1.           Each of the five nominees to the Board of Directors was elected to serve a one-year term expiring at the annual meeting of stockholders to be held in 2010 or until their successors are elected and qualified:

Name	Number of Votes Cast
	For	Authority Withheld
Robert E. Wheaton	2,942,306	2,381
Thomas G. Schadt	2,943,506	1,181
Craig B. Wheaton	2,943,200	1,487
B. Thomas M. Smith, Jr.	2,943,506	1,181
Todd S. Brown	2,943,606	1,081

2.           The ratification of the selection of Mayer Hoffman McCann P.C. as independent public accountants of the Company for the current fiscal year was approved by the following vote:

Votes Cast	Number of Shares
For	3,067,569
Against	1,109
Abstain	32,382
Broker Non-Votes	112,015

Item 5.  Other Information

During the second fiscal quarter the Audit Committee dismissed our prior auditors and appointed Moss Adams LLP to serve as the Company’s independent registered public accounting firm for fiscal 2010, as reported on the Form 8-K dated August 5, 2009 filed with the SEC by the Company.

Item 6.  Exhibits

(a)           The following exhibits are attached to this report:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of theSarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of theSarbanes-Oxley Act of 2002.
99.1	Press release dated September 24, 2009.

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

STAR BUFFET, INC. AND SUBSIDIARIES

September 24, 2009	By:	/s/ Robert E. Wheaton
Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer

September 24, 2009	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer