Form 10-Q
period 2009-11-02
STAR BUFFET INC
filed 2009-12-16
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549
FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 2, 2009
OR
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
Yes  [ X ]   No [     ]

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
Yes  [    ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of December 9, 2009, there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of November 2, 2009 and January 26, 2009	1

Unaudited Condensed Consolidated Statements of Operations for the 12 and 40 weeks ended November 2, 2009 and November 3, 2008	3

Unaudited Condensed Consolidated Statements of Cash Flows for the 40 weeks ended November 2, 2009 and November 3, 2008	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
18

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	29

Item 5. Other Information	29

Item 6. Exhibits and Reports on Form 8-K	30

Signatures	31

i

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	November 2, 2009	January 26, 2009
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$930,000	$1,118,000
Receivables, net	571,000	603,000
Income tax receivable	957,000	658,000
Inventories	638,000	647,000
Deferred income taxes	417,000	437,000
Prepaid expenses	399,000	271,000

Total current assets	3,912,000	3,734,000

Property, buildings and equipment, net:
Property, buildings and equipment, net	27,281,000	26,529,000
Property and equipment under capitalized leases, net	11,000	37,000
Property and equipment leased to third parties, net	774,000	795,000
Property, buildings and equipment held for future use, net	2,406,000	4,143,000
Property held for sale	931,000	931,000
Total property, buildings and equipment, net	31,403,000	32,435,000

Other assets:
Notes receivable, net of current portion	704,000	704,000
Deposits and other	496,000	376,000
Loan costs, net	408,000	506,000

Total other assets	1,608,000	1,586,000

Deferred income taxes, net	1,339,000	2,263,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	529,000	638,000

Total intangible assets	1,080,000	1,189,000

Total assets	$39,342,000	$41,207,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	November 2, 2009	January 26, 2009
	(Unaudited)	(Unaudited)
Current liabilities:
Accounts payable-trade	$3,093,000	$4,192,000
Checks written in excess of bank balance	1,407,000	527,000
Payroll and related taxes	1,706,000	1,859,000
Sales and property taxes	1,710,000	1,829,000
Rent, licenses and other	785,000	766,000
Current maturities of obligations under long-term debt	1,903,000	3,548,000
Current maturities of obligations under capital leases	13,000	54,000

Total current liabilities	10,617,000	12,775,000

Deferred rent payable	839,000	1,353,000
Other accrued long-term liabilities	493,000	493,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	10,785,000	10,051,000

Total liabilities	24,726,000	26,664,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 shares	—3,000	—3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(3,130,000)	(3,203,000)

Total stockholders’ equity	14,616,000	14,543,000

Total liabilities and stockholders’ equity	$39,342,000	$41,207,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2009	2008	2009	2008

Total revenues	$15,617,000	$20,837,000	$63,282,000	$78,226,000

Costs, expenses and other
Food costs	6,179,000	8,215,000	24,476,000	30,386,000
Labor costs	5,749,000	7,067,000	20,784,000	25,554,000
Occupancy and other expenses	3,253,000	4,104,000	12,599,000	15,622,000
General and administrative expenses	391,000	640,000	1,636,000	2,284,000
Depreciation and amortization	667,000	615,000	2,246,000	2,074,000
Impairment of long-lived assets	644,000	—	1,080,000	212,000
Gain on property disposal	—	—	(306,000)	—

Total costs, expenses and other	16,883,000	20,641,000	62,515,000	76,132,000

(Loss) income from operations	(1,266,000)	196,000	767,000	2,094,000

Interest expense	(236,000)	(265,000)	(755,000)	(837,000)
Interest income	—	1,000	75,000	13,000
Other income	10,000	22,000	31,000	76,000

(Loss) income before income taxes	(1,492,000)	(46,000)	118,000	1,346,000

Income taxes (benefit)	(626,000)	(28,000)	44,000	437,000

Net (loss)income	$(866,000)	$(18,000)	$74,000	$909,000

Net (loss) income per common share – basic	$(0.27)	$(0.01)	$0.02	$0.28
Net (loss) income per common share – diluted	$(0.27)	$(0.01)	$0.02	$0.28

Weighted average shares outstanding – basic	3,213,075	3,213,075	3,213,075	3,212,772
Weighted average shares outstanding –diluted	3,213,075	3,213,075	3,213,075	3,212,864

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	40 weeks Ended
	November 2, 2009	November 3, 2008
Cash flows from operating activities:
Net income	$74,000	$909,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,180,000	1,960,000
Amortization of franchise and licenses	66,000	60,000
Amortization of loan costs	134,000	139,000
Impairment of long-lived assets	1,080,000	212,000
Gain on property disposal	(306,000)	—
Deferred income taxes	944,000	243,000
Change in operating assets and liabilities:
Receivables	27,000	(269,000)
Inventories	9,000	(242,000)
Prepaid expenses	(128,000)	(292,000)
Deposits and other	(120,000)	193,000
Deferred rent payable	(514,000)	(232,000)
Accounts payable-trade	(1,099,000)	(337,000)
Income taxes receivable	(299,000)	—
Income taxes payable	—	4,000
Other accrued liabilities	(253,000)	930,000
Total adjustments	1,721,000	2,369,000
Net cash provided by operating activities	1,795,000	3,278,000

Cash flows from investing activities:
Insurance proceeds	540,000	—
Acquisition of property, buildings and equipment	(2,413,000)	(7,479,000)
Net cash used in investing activities	(1,873,000)	(7,479,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	880,000	674,000
Proceeds received from officer’s note payable	—	592,000
Payments on long term debt	(4,206,000)	(4,367,000)
Proceeds from issuance of long-term debt	3,294,000	11,442,000
(Payments) proceeds on line of credit, net	—	(1,349,000)
Capitalized loan costs	(36,000)	(325,000)
Principal payment on capitalized lease obligations	(42,000)	(37,000)
Dividends paid	—	(1,928,000)
Net cash (used in) provided by financing activities	(110,000)	4,702,000
Net change in cash and cash equivalents	(188,000)	501,000

Cash and cash equivalents at beginning of period	1,118,000	736,000
Cash and cash equivalents at end of period	$930,000	$1,237,000

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	40 weeks Ended
	November 2, 2009		November 3, 2008

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest		$625,000	$725,000

Income taxes		$44,000	$190,000

Non cash investing and financing activities:

Exchange of stock for loan costs	$	−	$252,000

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

Reclassifications

Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in fiscal 2010. Such reclassifications include an increase in other assets for loan costs, net, with a corresponding decrease in total intangible assets for other intangible assets, net. The amount reclassified for November 2, 2009 and January 26, 2009 was $408,000 and $506,000, respectively. This reclassification did not affect total assets, earnings before income taxes, net earnings or earnings per share.

The following is a summary of the Company's restaurant properties as of November 2, 2009.  The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on operating similarities.  The Buffet Division includes 19 Barnhill’s Buffets, nine HomeTown Buffets, three BuddyFreddys, two Whistle Junction restaurants and one JJ North’s Grand Buffet. One of the Barnhill’s Buffets was temporarily closed due to a kitchen fire in May of 2009, but reopened in the third quarter of this year.  The Buffet Division also has two restaurants closed for remodeling and repositioning, a closed restaurant reported as property held for sale, and a restaurant located in Arizona that is leased to a third-party operator.  In addition, one closed restaurant was converted into a warehouse for equipment in Florida during the first quarter of fiscal 2010.   The Non-Buffet Division includes seven JB’s restaurants, five 4B’s restaurants, three K-BOB’S Steakhouses, two Western Sizzlin restaurants, two Casa Bonita restaurants, a Holiday House restaurant, a Bar-H Steakhouse and a Pecos Diamond Steakhouse.  Additionally, the Non-Buffet Division has a K-BOB’S Steakhouse restaurant closed for remodeling.

	Buffet Division	Non-Buffet Division	Total
Owned	10	9	19
Leased	29	14	43
Total	39	23	62

As of November 2, 2009, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants
State	Buffet Division	Non-Buffet Division	Total
Alabama	1	−	1
Arkansas	1	1	2
Arizona	7	−	7
Colorado	−	1	1
Florida	14	1	15
Idaho	−	1	1
Louisiana	3	−	3
Mississippi	6	1	7
Montana	−	7	7
New Mexico	1	3	4
Oklahoma	−	1	1
Oregon	1	−	1
Tennessee	3	−	3
Texas	−	4	4
Utah	1	3	4
Wyoming	1	−	1
Total	39	23	62

As of November 2, 2009, the Company’s non-operating restaurants are located in the following states:

Number of Non-Operating Restaurants
State	Buffet Division	Non-Buffet Division	Total
Arizona	1	−	1
Florida	4	−	4
Texas	−	1	1
Total	5	1	6

As of November 3, 2008, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants
State	Buffet Division	Non-Buffet Division	Total
Alabama	1	−	1
Arkansas	1	1	2
Arizona	9	−	9
Colorado	−	1	1
Florida	15	2	17
Idaho	−	1	1
Louisiana	3	−	3
Mississippi	6	1	7
Montana	−	6	6
New Mexico	1	2	3
Oklahoma	−	1	1
Oregon	1	−	1
Tennessee	3	−	3
Texas	−	4	4
Utah	1	3	4
Washington	1	−	1
Wyoming	1	−	1
Total	43	22	65

As of November 3, 2008, the Company’s non-operating restaurants were located in the following states:

Number of Non-Operating Restaurants
State	Buffet Division	Non-Buffet Division	Total
Arizona	1	−	1
Florida	4	−	4
New Mexico	−	1	1
Texas	−	1	1
Total	5	2	7

The operating results for the 40-week period ended November 2, 2009 included operations shown in the tables above and fixed charges for six non-operating restaurants for the entire period. Three of the six closed restaurants remain closed for remodeling and repositioning, one closed restaurant was leased to a third party and one closed restaurant was closed and reported as property held for sale.  In addition, one closed restaurant was converted into a warehouse for equipment in Florida during the first quarter of fiscal 2010.  The operating results for the 40-week period ended November 3, 2008 included operations shown in the tables above and the fixed charges for seven restaurants closed the entire period.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Recent Developments

In April 2009, the Company refinanced an existing real estate mortgage by entering into a $1,194,000 five year fixed rate real estate mortgage with the Bank of Utah. The mortgage has monthly payments including interest of $10,972. The interest rate is 7.25%.  The mortgage is secured by the HomeTown Buffet in Layton, Utah and the JB’s restaurant in Vernal, Utah. The Company used the funds to payoff the previous loan with the Bank of Utah of $696,000 and the balance was used to reduce the $8,000,000 term loan to Wells Fargo.

In May, 2009, a kitchen fire in a Jonesboro, Arkansas store occurred. The Company has $800,000 worth of property coverage and $150,000 extra expense coverage subject to a $100,000 deductible. The Company spent approximately $635,000 to replace the damaged equipment in the Barnhill’s Buffet and booked a gain of $306,000 after deducting the net carrying value of damaged assets of $229,000 and the $100,000 deductible. Included in trade receivable is a remaining balance receivable of $150,000 in insurance proceeds as of November 2, 2009.  Total proceeds booked for property coverage from insurance for this matter was $535,000 as of November 2, 2009.  In addition, the Company has booked $150,000 for business interruption and extra expense coverage which is included in account receivable at November 2, 2009.

The Company has evaluated subsequent events through December 16, 2009 which is the date that these financial statements were filed with the Securities and Exchange Commission.

In June 2009, the Company opened a 4B’s restaurant in Butte, Montana.

In August 2009, the Company financed part of the $1.1 million purchase of the land and building of its Whistle Junction restaurant in Titusville, Florida with a real estate mortgage with the Mainstreet Community Bank of Florida.  The Company entered into a $750,000 fixed rate real estate mortgage amortized on a twenty-year basis with a balloon payment due August 26, 2014. The mortgage has monthly payments including interest of $6,100. The interest rate is 7.5%.  The mortgage is secured by the Whistle Junction restaurant in Titusville, Florida.

In September, 2009, the Company determined two restaurant leases would not be renewed. The restaurants in Chandler, Arizona and Olympia, Washinton were closed and a pretax impairment charge of approximately $563,000 was taken in the third quarter of fiscal 2010 for leasehold improvements.

In October 2009, the Company opened a JB’s Restaurant in Albuquerque, New Mexico.

Subsequent to November 2, 2009, the Company determined two restaurant leases would not be renewed. The restaurants in Phoenix, Arizona and Bartlett, Tennessee were closed and a pretax impairment charge of approximately $193,000 will be taken in the fourth quarter of fiscal 2010. The Company also closed owned restaurant properties in and Layton, Utah and Magnolia, Arkansas on November 8, 2009 and November 30, 2009, respectively.

Subsequent to November 2, 2009, the Company financed the $920,000 purchase of the land and building of its Whistle Junction restaurant in South Daytona, Florida with Wells Fargo Bank, N.A.  Wells Fargo increased the existing revolving line of credit from $2,000,000 to $2,500,000 to complete the purchase.

Note (C) Related Party Transactions

Mr. Robert E. Wheaton owns approximately 45.3% of the Company's outstanding common shares, including exercisable options held by him, which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters without the approval of the other stockholders.  During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal stockholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $130,000 to Mr. Wheaton for interest during the first three quarters of fiscal 2010. The principal balance and any unpaid interest are due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

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

(Dollars in Thousands)
40 weeks Ended November 2, 2009	Buffet Division	Non-Buffet Division	Other	Total
Revenues	$41,592	$21,690	$—	$63,282
Interest income	—	—	75	75
Interest expense	(2)	—	(753)	(755)
Depreciation & amortization	1,552	667	27	2,246
Impairment of long-lived assets	934	146	—	1,080
Income (loss) before income taxes	(586)	2,761	(2,057)	118
Total assets	21,616	12,700	5,026	39,342
40 weeks Ended November 3, 2008
Revenues	$57,773	$20,453	$—	$78,226
Interest income	—	—	13	13
Interest expense	(5)	—	(832)	(837)
Depreciation & amortization	1,543	442	89	2,074
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	2,116	2,019	(2,789)	1,346
Total assets	24,954	12,757	4,546	42,257

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

The following table summarizes the calculation of basic and diluted net income per common share for the respective fiscal periods:

12 Weeks Ended November 2, 2009	Net Loss	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$(866,000)	3,213,075	$(0.27)
Dilutive stock options	–	–	–
Weighted average common shares outstanding – diluted	$(866,000)	3,213,075	$(0.27)
12 Weeks Ended November 3, 2008
Weighted average common shares outstanding – basic	$(18,000)	3,213,075	$(0.01)
Dilutive stock options	–	–	–
Weighted average common shares outstanding – diluted	$(18,000)	3,213,075	$(0.01)

40 weeks Ended November 2, 2009	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$74,000	3,213,075	$0.02
Dilutive stock options	–	–	–
Weighted average common shares outstanding – diluted	$74,000	3,213,075	$0.02
40 weeks Ended November 3, 2008
Weighted average common shares outstanding – basic	$909,000	3,212,772	$0.28
Dilutive stock options	–	92	–
Weighted average common shares outstanding – diluted	$909,000	3,212,864	$0.28

Weighted-average common shares outstanding for the 12 weeks ended November 2, 2009 and November 3, 2008 used to calculate diluted earnings per share exclude stock options to purchase 22,000 and 28,000 shares of common stock, respectively, because these options are antidilutive due to the Company’s net loss for the periods.

Weighted-average common shares outstanding for the 40 weeks ended November 2, 2009 and November 3, 2008 used to calculate diluted earnings per share exclude stock options to purchase 22,000 and 28,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

Note (F) Goodwill

Goodwill primarily represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350.  ASC 350 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment.  The Company considers each individual restaurant to be a reporting unit and therefore reviews goodwill for possible impairment by restaurant.

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

The Company performs its annual impairment analysis on February 1st.  The Company utilizes the services of an independent valuation firm to assist management in the impairment analysis of goodwill at least once every three years.  The most recent independent valuation was conducted as of February 1, 2008. There were no triggering events during the quarter ending November 2, 2009 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for the 40-week periods ended November 2, 2009 and November 3, 2008.

Note (G) Other Intangible Assets

Other intangible assets are comprised of franchise fees, a license agreement and trademarks. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 8 to 20 years.  Loan acquisition costs are amortized using the straight-line method over the estimated life of the loan.  The license agreement is amortized using the straight-line method over 11 years. Trademarks have an indefinite asset life, total $255,000, and are subject to possible impairments on an annual basis or when triggering events occur in accordance with ASC 350 Intangibles – Goodwill and Other.

Note (H) Inventories

Inventories consist of food, beverage, gift shop items and certain restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Note (I) Accounting for Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment”.  The Company assesses whether an impairment write-down is necessary whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was $429,000 and $0, respectively, for impairment charges of long-lived assets recorded for the 12-week periods ended November 2, 2009 and November 3, 2008. There was $1,048,000 and $212,000, respectively, for impairment charges of long-lived assets recorded for the 40-week periods ended November 2, 2009 and November 3, 2008

Note (J) Properties, Building and Equipment

The components of property, buildings and equipment used in restaurant operations and one property used as a warehouse, not including property under capitalized leases, leased to third parties, held for future use and held for sale, are as follows:
	November 2, 2009	January 26, 2009
Property, buildings and equipment:
Furniture, fixtures and equipment	$23,575,000	$24,993,000
Land	5,502,000	4,285,000
Buildings and leasehold improvements	22,236,000	22,592,000
	51,313,000	51,870,000
Less accumulated depreciation	(24,032,000)	(25,341,000)
	$27,281,000	$26,529,000

The components of property under capitalized leases are as follows:

Property and equipment under capitalized leases	$706,000	$706,000
Less accumulated amortization	(695,000)	(669,000)
	$11,000	$37,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with six non-operating units as of November 2, 2009 and as of January 26, 2009. As of November 2, 2009 one of the six units is leased to a third-party operator, three units are closed for remodeling and repositioning and one unit is included in property held for sale.  In addition, one previously closed restaurant was converted into a warehouse to store Company equipment in Kissimmee, Florida in the first quarter of fiscal 2010.  The property had a net building and land value of $937,000 and $817,000, respectively, at the time of conversion.

     The components are as follows:

	November 2, 2009	January 26, 2009
Property and equipment leased to third parties:
Equipment	$222,000	$222,000
Land	224,000	224,000
Buildings and leaseholds	685,000	685,000
	1,131,000	1,131,000

Less accumulated depreciation	(357,000)	(336,000)
	$774,000	$795,000

	November 2, 2009	January 26, 2009
Property, buildings and equipment held for future use:
Equipment	$3,291,000	$3,273,000
Land	742,000	1,559,000
Buildings and leaseholds	1,257,000	2,484,000
	5,290,000	7,316,000

Less accumulated depreciation	(2,884,000)	(3,173,000)
	$2,406,000	$4,143,000

	November 2, 2009	January 26, 2009
Property held for sale:
Land	$567,000	$567,000
Buildings	364,000	364,000
	$931,000	$931,000

The Company recorded $212,000 of impairment expense related to the closure of six restaurants in the first three quarters of fiscal 2009.  The Company recorded $405,000 of impairment expense related the leasehold improvements in two closed restaurants in the second quarter of fiscal 2010 and $637,000 of impairment expense related to closed restaurants in the third quarter of fiscal 2010.

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

The Company accounts for stock-based compensation in accordance with ASC 718.  ASC 718 requires the recognition of compensation costs relating to share based payment transactions in the financial statements. Our stock-based compensation plans are summarized in the table below:

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration

1997 Stock Incentive Plan	750,000	507,000	February 2015

Stock options issued under the  terms of the plan have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant, with the most recent grant expiring in 2015.

The stock option transactions and the options outstanding are summarized as follows:

	40 weeks Ended
	November 2, 2009			November 3, 2008
	Options		Weighted Average Exercise Price	Options		Weighted Average Exercise Price
Outstanding at beginning of period		39,000	$6.21		40,000	$6.20
Granted		—	$—		—	$—
Exercised		—	$—		—	$—
Forfeited		17,000	$5.59		0	$5.00
Outstanding at end of period		22,000	$6.70		40,000	$6.21

Exercisable at end of period		22,000	$6.70		40,000	$6.21

Weighted average fair value of options granted during the period	$	N/A		$	N/A

The following summarizes information about stock options outstanding at November 2, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.70	22,000	5.3	$6.70	22,000	$6.70

The Company did not grant any stock options in the first three quarters of fiscal 2010 or fiscal 2009. The intrinsic value of the outstanding stock options was $0 as of November 2, 2009.

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

In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s.  When North’s defaulted the Company sued for enforcement.  In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company.  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired former North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord.  The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court.  The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company believes proceeds from future asset sales are adequate for recovery of the remaining principal amount of the note receivable.  The note receivable balance was $490,000 on November 2, 2009. The Company has not provided an allowance for bad debts for the note as of November 2, 2009.

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

Note (M) Taxes

The effective tax rate is approximately 37.3% and 32.5% for the 40-week periods ended November 2, 2009 and November 3, 2008, respectively.  The Company was able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips resulting in a lower effective tax rate in fiscal 2009.  The Company has deferred income tax assets of $1,756,000 and $2,700,000 on November 2, 2009 and January 26, 2009, respectively and there are no deferred income tax liabilities.  The Company has booked a $957,000 income tax receivable for tax losses incurred in the current year.  A new temporary IRS ruling allows carrybacks of these losses for five years. These deferred income tax assets are net of a valuation allowance of $193,000. The deferred tax asset is primarily the timing difference on deferred rent and fixed assets. Income taxes for the 12 and 40 weeks ended November 2, 2009 are:

	12 weeks	40 weeks
Current provision (benefit)	$(900,000)	$(957,000)
Deferred provision	274,000	1,001,000
Total	$(626,000)	$44,000

Note (N) Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses.  Effective January 1, 2008, the Company modified its program for insuring casualty losses by lowering the self-insured retention levels from $2 million per occurrence to $100,000 per occurrence.  Accruals for self-insured casualty losses include estimates of expected claims payments.  Actual liabilities could be materially different from calculated accruals because of the degree of estimation required at period ends.  The valuation reserves for the quarters ended November 2, 2009 and November 3, 2008 were $49,000 and $29,000, respectively.

Note (O) Subsequent Events

In November 2009, the Company determined two restaurant leases would not be renewed. The restaurants in Phoenix, Arizona and Bartlett, Tennessee will be closed and impaired in the fourth quarter of fiscal 2010.  A pretax impairment charge of approximately $193,000 with respect to these two properties will be taken in the fourth fiscal quarter.  In addition, the Company closed owned restaurant properties in Magnolia, Arkansas and Layton, Utah.

In November 2009, the Company financed the $920,000 purchase of the land and building of its Whistle Junction restaurant in South Daytona, Florida with Wells Fargo Bank, N.A.  Wells Fargo increased the existing revolving line of credit from $2,000,000 to $2,500,000 to permit the Company to complete the purchase.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009.  Comparability among periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies.  The costs associated with integrating new restaurants or under performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; the Company’s success in integrating newly acquired under performing or unprofitable restaurants; the impact of competitive products and pricing; the success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 26, 2009, and other filings with the Securities and Exchange Commission.

Overview

Consolidated net loss for the 12-week period ended November 2, 2009 increased approximately $848,000 to $866,000 or $(0.27) per diluted share as compared with net loss of $18,000 or $(0.01) per diluted share for the comparable prior year period.  The increase in net loss is due to a decrease in income from operations of approximately $1,462,000 primarily resulting from higher impairment costs and lower revenues partially offset by a higher tax benefit. Total revenues decreased approximately $5.2 million or 25.1% from $20.8 million in the 12 weeks ended November 3, 2008 to $15.6 million in the 12 weeks ended November 2, 2009. The decrease in revenues was primarily attributable to eight closed stores resulting in a sales decline of approximately $2.1 million and sales declines of approximately $3.4 million in comparable same store sales.  The decline in sales was partially offset by a $300,000 increase attributable to new stores or stores only opened for a portion of the third quarter of last year.

Consolidated net income for the 40-week period ended November 2, 2009 decreased approximately $835,000 to $74,000 or $0.02 per diluted share as compared with net income of $909,000 or $0.28 per diluted share for the comparable prior year period.  The decrease in net income is due to a decrease in income from operations of $1,227,000 primarily from higher depreciation and amortization and impairment of long-lived assets offset by a $306,000 gain on property disposals related to the fire in Jonesboro, Arkansas and lower general and administrative costs of approximately $648,000. Total revenues decreased approximately $14.9 million or 19.1% from $78.3 million in the 40 weeks ended November 3, 2008 to $63.3 million in the 40 weeks ended November 2, 2009. The decrease in revenues was primarily attributable to 14 closed stores resulting in a sales decline of approximately $8.1 million and sales declines of approximately $8.0 million in comparable same store sales.  The decline in sales was partially offset by a $1.2 million increase attributable to new stores or stores only opened for a portion of the 40-week period of last year.  The Company believes the decline in same store sales is a result of weaker economic conditions and due to new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Recent Developments

In April 2009, the Company refinanced an existing real estate mortgage by entering into a $1,194,000 five year fixed rate real estate mortgage with the Bank of Utah. The mortgage has monthly payments including interest of $10,972. The interest rate is 7.25%.  The mortgage is secured by the HomeTown Buffet in Layton, Utah and the JB’s restaurant in Vernal, Utah. The Company used the funds to payoff the previous loan with the Bank of Utah of $696,000 and the balance was used to reduce the $8,000,000 term loan to Wells Fargo.

In May, 2009, a kitchen fire in a Jonesboro, Arkansas store occurred. The Company has $800,000 worth of property coverage and $150,000 extra expense coverage subject to a $100,000 deductible. The Company spent approximately $635,000 to replace the damaged equipment in the Barnhill’s Buffet and booked a gain of $306,000 after deducting the net carrying value of damaged assets of $229,000 and the $100,000 deductible. Included in trade receivable is a remaining balance receivable of $150,000 in insurance proceeds as of November 2, 2009.  Total proceeds booked for property coverage from insurance for this matter was $535,000 as of November 2, 2009.  In addition, the Company has booked $150,000 for business interruption and extra expense coverage which is included in account receivable at November 2, 2009.

The Company has evaluated subsequent events through December 16, 2009 which is the date that these financial statements were filed with the Securities and Exchange Commission.

In June 2009, the Company opened a 4B’s restaurant in Butte, Montana.

In August 2009, the Company financed part of the $1.1 million purchase of the land and building of its Whistle Junction restaurant in Titusville, Florida with a real estate mortgage with the Mainstreet Community Bank of Florida.  The Company entered into a $750,000 fixed rate real estate mortgage amortized on a twenty-year basis with a balloon payment due August 26, 2014. The mortgage has monthly payments including interest of $6,100. The interest rate is 7.5%.  The mortgage is secured by the Whistle Junction restaurant in Titusville, Florida.

In September, 2009, the Company determined two restaurant leases would not be renewed. The restaurants in Chandler, Arizona and Olympia, Washington were closed and a pretax impairment charge of approximately $563,000 was taken in the third quarter of fiscal 2010 for leasehold improvements.

In October 2009, the Company opened a JB’s Restaurant in Albuquerque, New Mexico.

Subsequent to November 2, 2009, the Company determined two restaurant leases would not be renewed. The restaurants in Phoenix, Arizona and Bartlett, Tennessee were closed and a pretax impairment charge of approximately $193,000 will be taken in the fourth quarter of fiscal 2010. The Company also closed owned restaurant properties in and Layton, Utah and Magnolia, Arkansas on November 8, 2009 and November 30, 2009, respectively.

Subsequent to November 2, 2009, the Company financed the $920,000 purchase of the land and building of its Whistle Junction restaurant in South Daytona, Florida with Wells Fargo Bank, N.A.  Wells Fargo increased the existing revolving line of credit from $2,000,000 to $2,500,000 to complete the purchase.

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 2, 2009 and November 3, 2008.

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	39.6	39.4	38.7	38.8
Labor costs	36.8	33.9	32.8	32.7
Occupancy and other expenses	20.8	19.7	19.9	20.0
General and administrative expenses	2.5	3.1	2.6	2.9
Depreciation and amortization	4.3	3.0	3.6	2.6
Impairment of long-lived assets	4.1	—	1.7	0.3
Gain on property disposal	—	0.0	(0.5)	—
Total costs and expenses	108.1	99.1	98.8	97.3

Income from operations	(8.1)	0.9	1.2	2.7

Interest expense	(1.5)	(1.2)	(1.2)	(1.1)
Interest income	0.0	0.0	0.1	0.0
Other income	0.1	0.1	0.1	0.1
Income (loss) before income taxes	(9.5)	(0.2)	0.2	1.7

Income taxes (benefit)	(4.0)	(0.1)	0.1	0.5

Net income	(5.5)%	(0.1)%	0.1%	1.2%

Effective income tax rate	(42.0)%	(60.9)%	37.3%	32.5%

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
(Dollars in Thousands)
40 weeks Ended November 2, 2009	Buffet Division (1)	Non-Buffet Division(2)	Other	Total

Revenues	$41,592	$21,690	$—	$63,282
Food cost	17,829	6,648	—	24,477
Labor cost	13,211	7,573	—	20,784
Interest income	—	—	75	75
Interest expense	(2)	—	(753)	(755)
Depreciation & amortization	1,552	667	27	2,246
Impairment of long-lived assets	934	146	—	1,080
Income (loss) before income taxes	(586)	2,761	(2,057)	118

40 weeks Ended November 3, 2008	Buffet Division (1)	Non-Buffet Division(2)	Other	Total

Revenues	$57,773	$20,453	$—	$78,226
Food cost	23,771	6,615	—	30,386
Labor cost	18,056	7,498	—	25,554
Interest income	—	—	13	13
Interest expense	(5)	—	(832)	(837)
Depreciation & amortization	1,543	442	89	2,074
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	2,116	2,019	(2,789)	1,346

(1) The sales decrease was primarily from declines in comparable same store sales and 11 closed restaurants.  The food cost as a percentage of revenue increased this year primarily due to increases in wholesale food prices as compared to the prior year.  Income (loss) before income taxes decreased primarily as a result of the decline in revenue and increases in food and impairment expense.

(2) The sales increased due to the addition of five Non-Buffet restaurants with sales of approximately $1.9 million partially offset by the closure of three Non-Buffet restaurants with net loss of sales of approximately $486,000.  The food cost as a percentage of revenue decreased this year primarily due to lower food costs in the Casa Bonita concept. Due to an additional Casa Bonita store opening at the end of the second quarter of fiscal 2009, we had a higher mix of these revenues associated with the lower food costs of that concept this year since the additional store has been open for forty weeks in the current year.  Labor cost decreased as a percentage of revenue this year primarily due to lower management labor costs compared to the prior year.  Income (loss) before income taxes increased primarily as a result of lower food and labor costs.

Total revenues decreased approximately $5.2 million or 25.1% from $20.8 million in the 12 weeks ended November 3, 2008 to $15.6 million in the 12 weeks ended November 2, 2009. The decrease in revenues was primarily attributable to eight closed stores resulting in a sales decline of approximately $2.1 million and sales declines of approximately $3.4 million in comparable same store sales.  The decline in sales was partially offset by a $300,000 increase attributable to new stores or stores only opened for a portion of the third quarter of last year.  Total revenues decreased approximately $14.9 million or 19.1% from $78.3 million in the 40 weeks ended November 3, 2008 to $63.3 million in the 40 weeks ended November 2, 2009. The decrease in revenues was primarily attributable to 14 closed stores resulting in a sales decline of approximately $8.1 million and sales declines of approximately $8.0 million in comparable same store sales.  The decline in sales was partially offset by $1.2 million increase attributable to new stores or stores only opened for a portion of the 40-week period of last year.

Food costs as a percentage of total revenues increased from 39.4% during the 12-week period ended November 3, 2008 to 39.6% during the 12-week period ended November 2, 2009, and decreased from 38.8% during the 40-week period ended November 3, 2008 to 38.7% during the 40-week period ended November 2, 2009. The increase for the 12-week period ended November 2, 2009 as a percentage of total revenues was primarily attributable to a generally lower revenue base. The decrease for the 40-week period ended November 2, 2009 as a percentage of total revenues was primarily attributable to lower food costs in the non-buffet restaurants.  The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants.  The non-buffet restaurants contributed a higher percentage of total sales during the current fiscal year as compared to the same periods in the prior year, therefore lowering the overall food cost this year as a percentage of sales.

Labor costs as a percentage of total revenues increased from 33.9% during the 12-week period ended November 3, 2008 to 36.8% during the 12-week period ended November 2, 2009, and from 32.7% during the 40-week period ended November 3, 2008 to 32.8% during the 40-week period ended November 2, 2009.  The increase as a percentage of total revenues was primarily attributable to the introduction of new management bonus program and lower revenue. The decrease in total dollars of approximately $1.3 million and $4.8 million, respectively, was primarily the result of the decrease in total revenues. With minimum wage increases scheduled to take effect in January 2010 the labor percentage may increase in the future.

Occupancy and other expenses as a percentage of total revenues increased from 19.7% during the 12-week period ended November 3, 2008 to 20.8% during the 12-week period ended November 2, 2009, and decreased from 20.0% during the 40-week period ended November 3, 2008 to 19.9% during the 40-week period ended November 2, 2009.  The increase in the 12-week period ending November 2, 2009 was primarily attributable to higher utility costs as a percentage of revenue.  The decrease for the 40-week period ending November 2, 2009 as a percentage of total revenues was primarily attributable to a decrease in facility costs as a percentage of revenues in the current year compared to the prior year.

General and administrative expense as a percentage of total revenues decreased from 3.1% during the 12-week period ended November 3, 2008 to 2.5% during the 12-week period ended November 2, 2009, and from 2.9% during the 40-week period ended November 3, 2008 to 2.6% during the 40-week period ended November 2, 2009.   The decrease for the 12 and 40-week periods ending November 2, 2009 as a percentage of total revenues was primarily attributable to lower royalties, insurance costs and field costs as compared to the same periods of the prior year.

Depreciation and amortization expense increased from $615,000 during the 12-week period ended November 3, 2008 to $667,000 during the 12-week period ended November 2, 2009, and increased from $2,074,000 during the 40-week period ended November 3, 2008 to $2,246,000 during the 40-week period ended November 2, 2009. The increase was primarily attributable the acquisition of additional assets.

Interest expense increased from (1.2)% during the 12-week period ended November 3, 2008 to (1.5)% during the 12-week period ended November 2, 2009, and from (1.1)% during the 40-week period ended November 3, 2008 to (1.2)% during the 40-week period ended November 2, 2009.  The increase was attributable to lower revenues despite lower average debt balances and lower interest rates in the first three quarters of fiscal 2010 as compared to fiscal 2009.

Interest income remained flat during the 12-week period ended November 3, 2008 and the 12-week period ended November 2, 2009, and increased from 0.0% during the 40-week period ended November 3, 2008 to 0.1% during the 40-week period ended November 2, 2009. Interest income was primarily generated by the Company’s tax refund in the first quarter of fiscal 2010.

Other income is primarily rental income from the Company’s leased properties. Rental income was $10,000 and $22,000, respectively, for one property leased for the entire 12-week period ended November 2, 2009 and November 3, 2008.  Rental income was $31,000 for one property leased for the entire 40-week period ended November 2, 2009.  Rental income was $61,000 for one property leased for part of the first quarter and one property leased for the entire 40-week period ended November 3, 2008.  The Company also had other income in the second quarter of fiscal 2009 of approximately $15,000 on the settlement of debt regarding the purchase of the Western Sizzlin in Magnolia, Arkansas.

The income tax provision (benefit) totaled $(626,000) or (42.0)% of pre-tax income for the 12-week period ended November 2, 2009 as compared to $(28,000) or (60.9)% of pre-tax income for the 12-week period ended November 3, 2008.  The income tax provision totaled $44,000 or 37.3% of pre-tax income for the 40-week period ended November 2, 2009 as compared to $437,000 or 32.5% of pre-tax income for the 40-week period ended November 3, 2008. The increase of pre-tax income as a percentage of taxable income was primarily attributable to the Company being unable to currently utilize all of its tax credits.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company’s operations.  Many of the Company’s employees are paid hourly rates related to federal and state minimum wage laws so that changes in these laws can result in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company is subject to market supply and demand pressures.  Shifts in these costs may have an impact on the Company’s food costs.  The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers or if it were able to do so, it could do so in a short period of time.

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations, available borrowings under bank lines of credit and loans from the principal shareholder.

As of November 2, 2009, the Company had $930,000 in cash.  Cash and cash equivalents decreased by $188,000 during the 40 weeks ended November 2, 2009. The net working capital deficit was $(6,705,000) and $(9,041,000) at November 2, 2009 and January 26, 2009, respectively. Total cash provided by operations for the 40 weeks ended November 2, 2009 was approximately $1,795,000 as compared to approximately $3,278,000 in the 40 weeks ended November 3, 2008.  The Company spent approximately $2,413,000 on capital expenditures in the first three quarters of fiscal 2010.

The Company has Credit Facility with Wells Fargo Bank N.A. consisting of $8,000,000 term loan and a $2,000,000 revolving line of credit.  On November 30, 2009, Wells Fargo increased the Company’s $2,000,000 revolving line of credit to $2,500,000 to partly facilitate the purchase of property in South Daytona, Florida.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that were pledged as security for obligations existing as of January 31, 2008, in which case Wells Fargo has a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; and any remaining balance to be paid at maturity.  Interest is payable monthly.  The term loan balance was $4,675,000 on December 9, 2009.  The $2,500,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of December 9, 2009, the revolving line of credit balance was $2,250,000.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000.  The Company expensed and paid $130,000 to Mr. Wheaton for interest during the first three quarters of fiscal 2010. The principal balance and any unpaid interest is due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

In April 2009, the Company refinanced an existing real estate mortgage by entering into a $1,194,000 five year fixed rate real estate mortgage with the Bank of Utah. The mortgage has monthly payments including interest of $10,972. The interest rate is 7.25%. The mortgage is secured by the HomeTown Buffet in Layton, Utah and the JB’s restaurant in Vernal, Utah. The Company used the funds to payoff the previous loan with the Bank of Utah of $696,000 and to reduce the Company’s obligation on the term loan to Wells Fargo.

In August 2009, the Company financed part of the $1.1 million purchase of the land and building of its Whistle Junction restaurant in Titusville, Florida with a real estate mortgage with the Mainstreet Community Bank of Florida.  The Company entered into a $750,000 fixed rate real estate mortgage amortized on a twenty-year basis with a balloon payment due August 26, 2014. The mortgage has monthly payments including interest of $6,100. The interest rate is 7.5%.  The mortgage is secured by the Whistle Junction restaurant in Titusville, Florida.

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

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Company's reported results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Impairment of Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with ASC 350.  ASC 350 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment.  The Company considers each individual restaurant to be a reporting unit and therefore reviews goodwill for possible impairment by restaurant.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses whether an impairment write-down is necessary for locations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations of its wholly-owned direct and indirect independently capitalized subsidiaries as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$14,680	$1,903	$8,443	$3,150	$1,184
Operating leases	10,893	2,232	3,083	1,915	3,663
Capital leases	13	13	—	—	—
Purchase commitments	920	920	—	—	—
Total contractual cash obligations	$26,506	$5,068	$11,526	$5,065	$4,847

Off Balance Sheet Arrangements

As of December 9, 2009, the Company did not have off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

New Accounting Pronouncements

None.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities:  The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The new guidance on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements are effective for fiscal years beginning after November 15, 2009. The Company will adopt the pronouncements for interim and annual reporting periods beginning in the first quarter of fiscal 2011. The Company does not anticipate the adoption of this pronouncement will have any impact on its consolidated financial statements.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 26, 2009 and identified two significant deficiencies which are noted below.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential  will not be prevented or detected by the entity’s internal control.  A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the consolidated financial statements will not be prevented or detected by the entity’s internal control.  In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The two significant deficiencies identified included:

•	Inadequate segregation of duties (significant deficiency);

•	Incorrect application of gain contingency (significant deficiency).

As of November 2, 2009, the significant deficiency for inadequate segregation of duties still exists.  This significant deficiency has been communicated to the Company’s independent registered public accounting firm and the audit committee and has been taken into account by the Company’s principal executive officer and principal accounting officer in reviewing the Company’s internal control over financial reporting.  Based on the foregoing, these officers have concluded that the Company’s internal control over financial reporting remains ineffective due to the same factors that were assessed at January 26, 2009.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	The following exhibits are attached to this report:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated December 16, 2009.

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

STAR BUFFET, INC. AND SUBSIDIARIES

December 16, 2009	By:	/s/ Robert E. Wheaton
Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer
December 16, 2009	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer