Form 10-K
period 2010-01-25
STAR BUFFET INC
filed 2010-05-10
CIK 1043156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2010
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
Yes [  ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ] No[X]

At August 10, 2009, the last business day of the registrant’s second fiscal quarter, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value.  The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the NASDAQ Capital Market on August 10, 2009, ($3.86 per share) was $4,263,000.  For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 30, 2010, the registrant had 3,213,075 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after January 25, 2010, are incorporated by reference into Part III of this Form 10-K.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 25, 2010

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

PART I

Item 1. Business

Overview

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. As of January 25, 2010, the Company, through 11 independently capitalized subsidiaries operated 13 Barnhill’s Buffet restaurants, seven JB’s restaurants, six franchised HomeTown Buffets, five 4B’s restaurants, three K-BOB’S Steakhouses, three BuddyFreddys restaurants, two Whistle Junction restaurants, two Casa Bonita Mexican theme restaurants, one Western Sizzlin restaurants, one Holiday House restaurants, one JJ North’s Grand Buffets, one Pecos Diamond Steakhouse and one Bar-H Steakhouse. The Company also had eight restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and one restaurant closed and reported as property held for sale. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Tennessee, Texas, Utah and Wyoming.

Recent Developments

     On January 31, 2010 the Company closed the HomeTown Buffet restaurant in Albuquerque, New Mexico and on March 29, 2010 closed the Barnhill’s Buffet restaurant in Monroe, Louisiana.

     On February 22, 2010, Vistar Corporation filed a lawsuit against the Company in the State of Arizona for the failure to pay $1.3 million in food invoices. The Company believes that Vistar Corporation overcharged the Company per the contract between the two companies. The Company has the full amount of $1.3 million reserved in accounts payable on January 25, 2010.

     The Company entered into lease with an option to purchase a 4B’s restaurant in Polson, Montana. The Company expects to open in May 2010.

Business

The Company’s business strategy is to operate a broadly diversified portfolio of well-established, family-oriented restaurants throughout the southeastern and western United States.  The Company believes that a broad, diversified business base combined with a low field and corporate overhead cost structure will result in consistently positive cash flows.

Segment and Related Reporting

The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on operating similarities.  The Buffet Division includes 13 Barnhill’s Buffets, six HomeTown Buffets, three BuddyFreddys, two Whistle Junction restaurants and one JJ North’s Grand Buffets.  The Buffet Division also has six restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and a closed restaurant reported as property held for sale.  The Non-Buffet Division includes seven JB’s restaurants, five 4B’s restaurants, three K-BOB’S Steakhouses, two Casa Bonita restaurants, a Western Sizzlin restaurant, a Holiday House restaurant, a Bar-H Steakhouse and a Pecos Diamond Steakhouse.  Additionally, a K-BOB’S Steakhouse restaurant and Western Sizzlin restaurant were closed for remodeling at the end of fiscal 2010.  See Note 8 to the Consolidated Financial Statements of the Company included herewith for financial information concerning the Company’s operating segments.

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

Restaurant Concepts

Buffet Division

      General. The Buffet Division includes 33 restaurants in 11 states.  The Buffet Division under the following concepts operates 13 Barnhill’s Buffets restaurants, six HomeTown Buffets, three BuddyFreddys restaurants, two Whistle Junction restaurants and one JJ North’s Grand Buffet.  The Buffet Division also has six former buffet restaurants closed for remodeling and repositioning, a buffet restaurant is leased to a third-party operator and another closed restaurant reported as property held for sale.

The Company, through its wholly-owned, independently capitalized Star Buffet Management, Inc. subsidiary operates two Barnhill’s Buffets with a perpetual right to utilize the Barnhill’s name and related intellectual property.  The restaurants are located in Florida (1) and, Louisiana (1).  The restaurants are approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned, independently capitalized Starlite Holdings, Inc. subsidiary operates 11 Barnhill’s Buffets with a perpetual right to utilize the Barnhill’s name and related intellectual property.  The restaurants are located in Alabama (1), Arkansas (1), Florida (4), Mississippi (3) and Tennessee (2).  The restaurants are approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned, independently capitalized HTB Restaurants, Inc. subsidiary, has a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets Holdings, Inc.  The Company entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. The Company operates six HomeTown Buffet restaurants in Arizona (4), New Mexico (1) and Wyoming (1). The restaurants are approximately 10,000 square feet and seat approximately 375 customers.

The Buffet Division also consists of one JJ North’s Grand Buffet restaurant located in Oregon and five restaurants in Florida under the brand names BuddyFreddys (3) and Whistle Junction (2).  These restaurants range from 7,000 to 10,000 square feet and seat approximately 275 to 325 customers.

Non-Buffet Division

      General. The Non-Buffet Division includes 23 restaurants in 10 states.  The Non-Buffet Division under the following concepts operates seven JB’s restaurants, five 4B’s restaurants, three K-BOB’S Steakhouses, two Casa Bonita restaurants, a Western Sizzlin restaurant, a Holiday House restaurant, a Bar-H Steakhouse and a Pecos Diamond Steakhouse.  Additionally a K-BOB’S Steakhouse and a Western Sizzlin restaurant was closed for remodeling at the end of fiscal 2010.

The Company, through its wholly-owned, independently capitalized subsidiaries, operates seven JB’s restaurants in Montana (2), Utah (3), New Mexico (1) and Idaho (1) and five 4B’S restaurants located in Montana and three K-BOB’S restaurants located in Texas (2) and New Mexico (1), and two Casa Bonita restaurants located in Colorado and Oklahoma, and a Bar-H Steakhouse in Dalhart, Texas and a Pecos Diamond Steakhouse in Artesia, New Mexico. The JB’s and 4B’S restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers.  The Casa Bonita facilities are approximately 26,000 and 52,000 square feet with seating capacity for approximately 1,500 and 4,000 customers.  K-BOB’S Steakhouses, Pecos Diamond Steakhouse and Bar-H Steakhouse are approximately 5,000 square feet with seating capacity for 150 customers.

The Non-Buffet Division also consists of one Western Sizzlin restaurant located in Mississippi and one Holiday House restaurant in Florida. These restaurants range from 5,000 to 7,000 square feet and seat approximately 150 to 250 customers.

Licenses, Trademarks and Service marks

The Company owns the trademarks and service marks for BuddyFreddys, Casa Bonita, Holiday House, Pecos Diamond Steakhouse, Bar-H Steakhouse, 4B’S Restaurants and Whistle Junction. The Company has agreements with North’s Restaurants, Inc. and Barnhill’s Buffets, Inc. for a perpetual, royalty-free, fully transferable license to use the intangible property of JJ North’s Grand Buffet and Barnhill’s Buffet, respectively. The Company utilizes the HomeTown Buffet and Western Sizzlin’ marks pursuant to various franchise and license agreements. The Company has a license agreement and, if exercised, one ten year option to use the JB’S trademark through August 31, 2022.  The Company has a perpetual license agreement to utilize, under certain circumstances, the K-BOB’S Steakhouse brand.  Additionally, the Company has a license agreement with CKE Restaurants, Inc. for use of the “Star” name and design.

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

Employees

As of April 30, 2010, the Company employed approximately 1,770 persons, of whom approximately 1,763 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
Robert E. Wheaton	58	Director, Chief Executive Officer, President and Chairman
Ronald E. Dowdy	53	Group Controller, Treasurer and Secretary
Thomas G. Schadt	68	Director
Todd S. Brown	53	Director
Craig B. Wheaton	53	Director
B. Thomas M. Smith, Jr.	75	Director

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

     Loans to third parties involve risk of non-payment.  Since inception, the Company’s acquisition strategy has, in certain circumstances, incorporated loans to sellers to facilitate certain transactions.  In most cases, these loans are secured and include, as part of terms and conditions, the Company’s right to convert the loan into ownership of the restaurants.  Also, certain of these loans contain favorable to the Company interest rates and repayment terms if the loans are not converted to ownership for one or more reasons.  This financing strategy entails significant risk.  Currently, the Company has two loans receivable outstanding and both are in default.  The Company has provided a reserve of $289,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral.  A change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of these receivables.

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

Dependence Upon and Restrictions Resulting from HomeTown Franchise Agreements. The Company operates its HomeTown Buffet Restaurants through a wholly-owned, independently capitalized subsidiary.  This subsidiary is party to franchise agreements with the franchisor, HomeTown Buffet. As of January 25, 2010 the Company operated six HomeTown Buffet Restaurants and as of April 30, 2010 operated five restaurants.

The performance of the HomeTown Buffet restaurants is directly related to the success of the HomeTown Buffet restaurant system. On January 22, 2008 Buffets Holdings, Inc., parent of the Company’s franchisor, filed for Chapter 11 reorganization.  The success of the HomeTown Buffet restaurants depends in part on the effectiveness of the HomeTown franchisor’s marketing efforts, new product development initiatives, building retrofit designs, quality assurance and other operational programs over which the Company has little or no control.  Furthermore, the Company cannot open new HomeTown Buffets without the permission of the franchisor.

In recent years HomeTown Buffet restaurants have not performed well.  The Company’s management believes this is due to the franchisor’s financial difficulties and because the franchisor has not permitted the Company to develop new restaurants.  The lack of investment in the brand on the part of the franchisor and the franchisor’s unwillingness to permit the Company to develop new locations has contributed to significant declines in restaurant level revenue and profitability.  The Company has closed a number of HomeTown Buffet restaurants and has determined that it would make no further capital contributions to the independently capitalized subsidiary.  While the franchisor’s bankruptcy and unwillingness to permit development were contributors to the decline in restaurant level revenue and profitability, the recent decline in economic activity, particularly in the Arizona and New Mexico markets, necessitated the closures of five HomeTown Buffet restaurants in fiscal 2010. The Company closed another Hometown Buffet restaurant in early fiscal 2011 and also may close additional HomeTown Buffet restaurants in the future.

Increases in Menu Prices in Response to Enacted Minimum Wage Increases. The Company’s profitability is sensitive to increases in food, labor and other operating costs that cannot always be passed on to its guests in the form of higher prices.  Minimum wage increases took effect in states where the Company’s restaurants are located July 2008, January 2009 and January 2010.  These increases and potential future increases directly increase our labor costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to the Company.  In connection with higher energy prices, commodity suppliers have passed on higher wholesale prices and higher transportation costs.  In anticipation of these past and future increases, the Company has and will continue to attempt to increase menu prices in fiscal 2011 with the desire to maintain prior profitability.  However, the Company cannot predict with any certainty that the menu price increases will be sufficient to maintain its current level of profitability.  In addition, the increase in menu prices may adversely affect the volume of our sales reducing future revenues and profitability.

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

Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  The volume of trading in the market for the Company's common stock is limited, which may make it difficult to liquidate an investment and can increase price volatility.  Due to changes in the balance of buy and sell orders and other factors, the price of the Company's common stock can change for reasons unrelated to the performance of the business of the Company.  Fluctuations in the Company's operating results, failure of such operating results to meet the expectations of stock market analysts and investors, changes in stock market’s analyst recommendations regarding the Company, the success or perceived success of competitors of the Company, as well as changes in general economic or market conditions and changes in the restaurant industry may also have a significant adverse affect on the market price of the common stock.

Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price to Decline. Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 26, 2010, 3,213,075 shares of common stock were outstanding and 22,000 shares were issuable upon exercise of outstanding options at exercise price of $6.70. The Company cannot predict the effect, if any, that sales of shares of the Company’s common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company’s common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

Control by One Principal Stockholder. Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 45.3% of our total equity securities and possesses approximately 45.3% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. Sales of a substantial number of shares of our common stock by Mr. Wheaton or other principal shareholders in the public market could substantially reduce the prevailing market price of our common stock.

Item 2. Properties

The Company's corporate executive headquarters is in Scottsdale, Arizona.

The Company’s restaurants are primarily freestanding locations. As of January 25, 2010, 36 of 56 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2010 to 2025.  The majority of the leases contain renewal options. All leases provide for specified periodic rental payments and many call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, carry property and general liability insurance and pay associated taxes and expenses.

The following is a summary of the Company's restaurant properties as of January 25, 2010:

	Buffets	Non-Buffets	Total
Owned	11	9	20
Leased	22	14	36
Total	33	23	56

As of January 25, 2010, the Company’s restaurants are located in the following states:

Number of Restaurants
State	Buffets	Non-Buffets	Total
Alabama	1	–	1
Arkansas	1	1	2
Arizona	5	–	5
Colorado	–	1	1
Florida	14	1	15
Idaho	–	1	1
Louisiana	3	–	3
Mississippi	2	1	3
Montana	–	7	7
New Mexico	1	3	4
Oklahoma	–	1	1
Oregon	1	–	1
Tennessee	3	–	3
Texas	–	4	4
Utah	1	3	4
Wyoming	1	–	1
Total	33	23	56

As of January 25, 2010, the Company’s non-operating restaurants are located in the following states:

Number of Non-Operating Restaurants
State	Buffets	Non-Buffets	Total
Arkansas	–	1	1
Arizona	1	–	1
Florida	4	–	4
Mississippi	2	–	2
Texas	–	1	1
Utah	1	–	1
Total	8	2	10

Eight of the 10 non-operating restaurants are closed for remodeling and repositioning, one non-operating restaurant has been leased to a third-party operator and one is closed and reported as property held for sale.

Item 3. Legal Proceedings

       In conjunction with the acquisition of certain JJ North’s restaurants from North’s Restaurants, Inc. (“North’s”) in 1997, the Company provided a credit facility to North’s and when North’s defaulted the Company sued for enforcement. In 1998, the Company’s suit with North’s resulted in a negotiated settlement in favor of the Company represented by an Amended and Restated Promissory Note (the “Star Buffet Promissory Note).  In a related proceeding, North’s other secured creditor, Pacific Mezzanine, initiated litigation against North’s seeking a monetary judgment and the appointment of a receiver.  In April, 2006 the Company noticed all relevant parties of its intent to foreclose to seek expedited liquidation of North’s assets and repay amounts owed to the Company.  Subsequent to the notice, the receiver moved to have the Company’s foreclosure of North’s assets set aside so that certain of North’s assets could be sold to a third party.  The motion was approved.  On August 7, 2006, the receiver paid the Company approximately $1,291,000 from a partial sale of the assets. In August 2007, the receiver notified the Company that he planned to turn control of the JJ North’s restaurant in Grants Pass, Oregon and associated assets over to the Company. On September 22, 2007, the Company hired North’s employees, notified North’s creditors of its intent to operate the business and negotiated a facility lease with North’s previous landlord. The transfer of assets from North’s to Star Buffet Management, Inc. was approved by the court. The Company’s note, together with the obligation to the other significant creditor of North’s, is secured by the real and personal property, trademarks and all other intellectual property owned by North’s. The Company  does not believes future cash flows from asset sales are adequate for recovery of the remaining principal amount of the note receivable and has provided an allowance of $289,000 against this note receivable, based on declines in the value of North’s collateral.

On February 22, 2010 Vistar Corporation (‘Vistar”) in the Superior Court of the State of Arizona filed case number CV-2010-04632 against the Company for the failure of the Company to pay $1.3 million in food invoices. The Company believes that Vistar overcharged the Company per the contract between the two companies. The Company has the full amount of $1.3 million reserved in accounts payable on January 25, 2010. The Company filed to move the case to Federal District Court. The case number in federal court is CV-10-0593-PHX-NVW. There is a pending motion to remove the matter to the Florida District Court.

The Company is from time to time the subject of litigation regarding landlord disputes. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are fully reserved but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 4. [Reserved]

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is listed on the NASDAQ Capital Market under the symbol “STRZ”. As of April 30, 2010, there were approximately 500 holders of record. The following table sets forth the high and low bid quotations for the Common Stock, as reported by NASDAQ.

Fiscal Year	2010		2009
	High	Low	High	Low
First Quarter	$2.99	$1.13	$7.70	$4.50
Second Quarter	4.79	2.07	5.16	3.75
Third Quarter	4.85	2.79	4.35	3.26
Fourth Quarter	3.60	2.81	4.10	1.84

Dividends.  On February 20, 2009, the Board of Directors voted to indefinitely suspend its annual dividend. Prior to this suspension, the Company paid cash dividends of $0.60 per share in fiscal 2009 on the outstanding common stock of the Company.

Equity Compensation Plan Information.

The following table gives information about our shares of Common Stock that may be issued under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,000	$6.70	507,000
Equity compensation plans not approved by security holders	—	—	—
Total	22,000	$6.70	507,000

The exercise price of the options granted and exercisable at January 25, 2010 is $6.70 for 22,000 options.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The operating results for the 52-week period ended January 25, 2010 and for the 52-week period ended January 26, 2009 are as follows:

The operating results for the 52-week period ended January 25, 2010 included 52 weeks of operations for the Company’s 13 Barnhill’s Buffet restaurants, six franchised HomeTown Buffet restaurants, six JB’s restaurants, four 4B’s restaurants, three K-BOB’S Steakhouses, three BuddyFreddys restaurants, two Whistle Junction restaurants, two Casa Bonita Mexican theme restaurants,  one Holiday House restaurant, one JJ North’s Grand Buffet restaurant, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Western Sizzlin restaurant.  The results also included the following restaurants that were closed at some point during the year, three Barnhill’s Buffet restaurants for 51 weeks, one HomeTown Buffet restaurant for 51 weeks, two Barnhill’s Buffet restaurants for 46 weeks and one Western Sizzlin restaurant for 45 weeks.  In addition, operating results include 45 weeks for one Barnhill’s Buffet restaurant, 44 weeks for one HomeTown Buffet restaurant, 41 weeks for one HomeTown Buffet restaurant, 35 weeks for one JJ North’s Grand Buffet restaurant, 32 weeks for one HomeTown Buffet restaurant, 27 weeks for one HomeTown Buffet restaurant, 23 weeks for one Holiday House restaurant closed during the fiscal year 2010. The results also included one 4B’s restaurant for 32 weeks and one JB’s restaurant for 13 weeks that were opened during fiscal 2010. The Company had eight restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and one restaurant closed and reported as property held for sale at January 25, 2010.

The operating results for the 52-week period ended January 26, 2009 included 52 weeks of operations for the Company’s 14 Barnhill’s Buffet restaurants, 11 franchised HomeTown Buffet restaurants, six JB’s restaurants, three 4B’s restaurants, three BuddyFreddys restaurants, two Whistle Junction restaurants, two Western Sizzlin restaurants, two K-BOB’S Steakhouses, two Holiday House restaurants, two JJ North’s Grand Buffet restaurant, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Casa Bonita Mexican theme restaurant.  The results also included the following restaurants that were closed at some point during the year, four Barnhill’s Buffet restaurants for 47 weeks, one 4B’s restaurant for 34 weeks, one Casa Bonita Mexican theme restaurant for 26 weeks and one K-BOB’S Steakhouse for 11 weeks.  In addition, operating results include 41 weeks for one Barnhill’s Buffet restaurant, 38 weeks for one HomeTown Buffet restaurant, 37 weeks for one Western Sizzlin restaurant, 27 weeks for one Whistle Junction restaurant, 24 weeks for two Whistle Junction restaurants, 17 weeks for one BuddyFreddys restaurant, 15 weeks for one Holiday House restaurant and 11 weeks for one JB’S restaurant. The Company had four restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and one restaurant closed and reported as property held for sale.

Reclassifications

       Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in fiscal 2010. Such reclassifications include an increase in other assets for deferred financing fees, net, with a corresponding decrease in total intangible assets for other intangible assets, net. The amount reclassified for January 25, 2010 and January 26, 2009 was $381,000 and $506,000, respectively. This reclassification did not affect total assets, earnings before income taxes, net earnings or earnings per share.

     Consolidated net income for fiscal 2010 declined approximately $3.0 million to a net loss of $(2,035,000) or $(0.63) per diluted share as compared with a net income of $943,000 or $0.29 per diluted share for the prior year.  The decline in net income is due primarily to a higher impairment expense of approximately $3.9 million partially offset by lower interest expense and a gain on a property disposal. The $306,000 gain on property disposal resulted from a restaurant fire. The Company has $150,000 in receivables from its insurance company on January 25, 2010.  Total revenues decreased approximately $19.8 million or 20.2% from $97.8 million in fiscal 2009 to $78.0 million in fiscal 2010. The decrease in revenues was primarily attributable to 14 store closings during the year and 9 stores closed in the prior year resulting in a decrease of approximately $13.3 million and declines in comparable same store sales of approximately $7.8 million primarily in the HomeTown and Barnhill’s Buffet restaurants, partially offset by two new openings in the current year and six stores opened in the prior year resulting $1.3 million in sales.  The Company believes the decline in same store sales is a result of weaker economic conditions and new restaurant competition in certain markets.  The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume especially in the near term. It is sometimes possible to lower occupancy, salaries and other expenses if given a longer period of time to adjust. For example, rent may be negotiated lower and the restaurant staff may be reduced if the decline in sales is more permanent. Occupancy and other expense includes major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Revenues decreased approximately $19.8 million primarily due a net decline of 12 stores and declines in same store sales.  On an absolute basis, the net decline of stores and sales decreased food costs, labor costs and occupancy and other expenses

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the fifty-two weeks ended January 25, 2010 (“fiscal 2010”), and for the fifty-two weeks ended January 26, 2009 (“fiscal 2009”).

	Fifty-Two Weeks Ended January 25, 2010		Fifty-Two Weeks Ended January 26, 2009
Total revenues	100.0%		100.0%
Costs, expenses and other:
Food costs	39.1		38.9
Labor costs	33.2		32.5
Occupancy and other expenses	19.6		20.2
General and administrative expenses	2.6		3.0
Depreciation and amortization	3.8		2.7
Impairment of long-lived assets	5.2		0.2
Gain on property disposal	(0.4)		—
Total costs and expenses	103.1		97.5
Income (loss) from operations	(3.1)		2.5
Interest expense	(1.3)		(1.2)
Other income, net	0.2		0.1
Net (loss) income	(4.2)		1.4
Income taxes (benefit)	(1.6)		0.4
(Loss) income before income taxes (benefit)	(2.6	) %	1.0%

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

	(Dollars in Thousands)
52 Weeks Ended January 25, 2010	Buffets(1)	Non-Buffets(2)	Other	Total
Revenues	$50,584	$27,412	$-	$77,996
Food cost	21,879	8,583	-	30,462
Labor cost	16,153	9,751	-	25,904
Interest income	-	-	75	75
Interest expense	(2)	-	(982)	(984)
Depreciation & amortization	1,990	908	55	2,953
Impairment of long-lived assets	3,944	154	-	4,098
Income (loss) before income taxes	(3,863)	3,025	(2,426)	(3,264)

	(Dollars in Thousands)
52 Weeks Ended January 26, 2009	Buffets	Non-Buffets	Other	Total
Revenues	$69,467	$28,389	$-	$97,856
Food cost	28,643	9,441	-	38,084
Labor cost	21,445	10,409	-	31,854
Interest income	-	-	13	13
Interest expense	(6)	-	(1,147)	(1,153)
Depreciation & amortization	1,927	650	45	2,622
Impairment of long-lived assets	198	14	-	212
Income (loss) before income taxes	2,560	2,352	(3,575)	1,337

(1) The sales decrease was primarily from declines in comparable same store sales and 12 closed restaurants.  The food cost as a percentage of revenue increased this year primarily due to increases in food prices from suppliers as compared to the prior year.  Income before income taxes decreased primarily as a result of the decline in revenue and increases in food, labor and impairment expense.

(2) The sales decreased due to the closure of five Non-Buffet restaurants with net loss of sales of approximately $1.5 million and same store decreases of $1.4 million, partially offset by the addition of five Non-Buffet restaurants with net sales of approximately $1.9 million.  The food cost as a percentage of revenue decreased this year primarily due to lower food costs in the Casa Bonita concept. The Casa Bonita that opened in second quarter last year had higher food costs in a start up situation than in the current year. Due to an additional Casa Bonita store opening at the end of the second quarter of fiscal 2009, we had a higher mix of these revenues associated with the lower food costs of that concept this year since the additional store has been open for fifty-two weeks in the current year.  Labor cost decreased as a percentage of revenue this year primarily due to lower management labor costs compared to the prior year.  Income before income taxes increased primarily as a result of lower food and labor costs.

Comparison of Fiscal 2010 to Fiscal 2009

Total revenues decreased approximately $19.8 million or 20.2% from $97.8 million in fiscal 2009 to $78.0 million in fiscal 2010. The decrease in revenues was primarily attributable to 14 store closings during the year and 9 stores closed in the prior year resulting in a decrease of approximately $13.3 million and declines in comparable same store sales of approximately $7.8 million primarily in the HomeTown and Buffet Barnhill’s restaurants, partially offset by two new openings in the 2010 fiscal year and six stores opened in the prior year resulting $1.3 million in sales.

    Food costs as a percentage of total revenues increased from 38.9% during in fiscal 2009 to 39.1% in fiscal 2010.  Food costs decreased by approximately $7.6 million in fiscal 2010 primarily due to a net decrease of 12 stores.  The increase in food costs as a percentage of total revenue was primarily attributable to higher food cost from food suppliers. Our food costs as a percentage of revenue is generally less in the Non-Buffet Division. The Non-Buffet Division did not see an increase in food costs as a percentage of revenue because an additional Casa Bonita store opening at the end of the second quarter of fiscal 2009. The Company benefited from full year of increased revenues from the Non-Buffet Division with its associated lower food costs in fiscal 2010 as compared to fiscal 2009.

    Labor costs as a percentage of total revenues increased from 32.5% in fiscal 2009 to 33.2% in fiscal 2010 while actual labor costs decreased by $6.0 million in fiscal 2010 primarily due to a net decrease of 12 stores.  Labor costs increased as a percentage of total revenues primarily as a result of minimum wage increases in each state in which the Company operated in fiscal 2010 and/or fiscal 2009 and lower same store sales. In response to the increased costs, the Company has and will continue to attempt to increase menu pricing with the goal of maintaining food and labor costs as a percentage of sales consistent with prior results, although there can be no assurance that expected results will actually occur (see the discussion under “Risk Factors”).

Occupancy and other expenses as a percent of total revenues decreased from 20.2% in fiscal 2009 to 19.6% in fiscal 2010. Occupancy and other expenses decreased in fiscal 2010 by approximately $4.5 million primarily due to a net decrease of 12 stores.  The lower facility cost as percentage of revenue was lower negotiated rent expense as a result of the general real estate market decline. In addition, the Company closed more stores in the current year with deferred rent liabilities resulting in a larger credit to rent expense than the prior year.

General and administrative expenses as a percentage of total revenues decreased from 3.0% in fiscal 2009 to 2.6% in fiscal 2010. The decrease as a percentage of revenue was primarily attributable to lower travel costs, lower royalties, lower insurance costs, and lower field salaries.

Depreciation and amortization expense increased from $2,622,000 in fiscal 2009 to $2,953,000 in fiscal 2010. The increase was primarily attributable to new stores purchased during fiscal 2009 resulting in a full year of depreciation in fiscal 2010 and only a partial year of depreciation in fiscal 2009.

Gain on property disposal in fiscal 2010 was $306,000. The gain was on property disposals related to a fire in Jonesboro, Arkansas.

Impairment of long-lived assets increased from 0.2% in fiscal 2009 to 5.2% in fiscal 2010. The impairment expense in fiscal 2010 related to 11 store closures, two stores where the carrying amount of the assets exceeded future undiscounted net cash flows and four properties and equipment held for future use where the carrying amount of the assets exceeded the fair market value of the assets. Impairment expense of $212,000 in fiscal 2009 was for leasehold improvements.  Total impairment expense related to property, building and equipment charged to operations was $4,039,000 and $212,000 for the years ended January 25, 2010 and January 26, 2009, respectively is as follows:

	January 25, 2010	January 26, 2009
Land and building impairment.	$1,150,000	$—
Equipment impairment	1,486,000	—
Leasehold improvement impairment	1,403,000	212,000
Total impairment	$4,039,000	$212,000

Interest expense as a percent of total revenues increased from 1.2% in fiscal 2009 to 1.3% in fiscal 2010 primarily as the result of lower revenues.  Actual interest expense decreased from $1,153,000 in fiscal 2009 to $984,000 in fiscal 2010 primarily as the result of lower average outstanding debt balances.

The income tax (benefit) provision totaled $(1,229,000) or (37.7)% of pre-tax income in fiscal 2010 as compared to $394,000 or 29.5% of pre-tax income in fiscal 2009.  The Company was able to take advantage of the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips resulting in a lower effective tax rate in fiscal 2009.  The Company has deferred income tax assets of $3,509,000 and $2,700,000 on January 25, 2010 and January 26, 2009, respectively.  The Company has booked a $475,000 income tax receivable for tax losses incurred in the current year.  A new temporary IRS ruling allows carrybacks of these losses for five years. These deferred income tax assets are net of a valuation allowance of $358,000.  The deferred tax asset is primarily the timing difference on deferred rent and fixed assets. Income taxes for fiscal 2010 and fiscal 2009 are:

	Fiscal 2010	Fiscal 2009
Current(benefit) provision	$(2,154,000)	$10,000
Deferred provision	925,000	384,000
Total	$(1,229,000)	$394,000

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations, available borrowings under bank lines of credit and loans from our principal shareholder.

       As of January 25, 2010, the Company had $893,000 in cash.  Cash and cash equivalents decreased by $225,000 during the fiscal year ended January 25, 2010. The net working capital deficit was $(7,422,000) and $(9,041,000) at January 25, 2010 and January 26, 2009, respectively.  The Company spent approximately $3.6 million on capital expenditures in fiscal 2010 including approximately $2.0 million to purchase the land and buildings of two Whistle Junction restaurants in Florida.  The Company received approximately $500,000 in fire proceeds resulting from a fire in the Jonesboro, Arkansas store. The Company used approximately $3.1 million in investing activities for the year ended January 25, 2010.

       Cash provided by operations was $2.4 million for fiscal 2010 and $3.6 million for fiscal 2009. The decrease in cash generated from operating activities for the year ended January 25, 2010 was primarily a result of lower accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses was result of net closure of 12 stores.

       Cash provided by financing activities was approximately $500,000. The Company borrowed $4.6 million which included the financing of the two Whistle Junction restaurants and increased checks written in excess of bank balance by $1.2 million less $5.2 million in payments on long-term debt.

Total Debt
	January 26,	January 26,	January 25,	January 25,
	2009	2009	2010	2010
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$6,519,000	$2,748,000	$6,597,000	$730,000
Bank Debt-Revolver	1,255,000	-	2,000,000	-
Bank Debt-Term	5,825,000	800,000	4,450,000	900,000
Subordinated Debt	1,992,000	-	1,992,000	-
Total Debt	$15,591,000	$3,548,000	$15,039,000	$1,630,000

The Company has a Credit Facility with Wells Fargo Bank, N.A. consisting of an $8,000,000 term loan and a $2,500,000 revolving line of credit.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $225,000 per quarter with any remaining balance due at maturity.  Interest is payable monthly.  The $2,500,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  The Company was in compliance with bank covenants as of January 25, 2010 and expects to remain in compliance over the next 12 months.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%.  In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms.  This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 25, 2010 and January 26, 2009.  The Company expensed $169,000 and paid $130,000 to Mr. Wheaton for interest during fiscal 2010.  The Company expensed and paid $154,000 to Mr. Wheaton for interest during fiscal 2009. The Company owes Mr. Wheaton $39,000 and $0 for interest as of January 25, 2010 and January 26, 2009, respectively.  The principal balance and any unpaid interest is due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

        The Company plans pursue moderate growth primarily through acquisitions. Growth plans through acquisition is capital intensive particularly when an acquisition involves the purchase of real estate. Traditionally, the Company has financed acquisitions through a combination of cash on hand, bank borrowings and real estate mortgages. Given limited bank borrowing capacity and troubles in real estate financing markets, it is unlikely that the Company will have significant acquisitions until conditions improve.

        The Company believes that cash on hand, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and refinancing requirements during the next 12 months.  Additionally, management does not believe that the net working capital deficit will have any material effect on the Company’s ability to operate the business or meet obligations as they come due.  However, there can be no assurance that cash on hand, availability under the revolving line of credit and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and refinancing requirements.  Furthermore, given uncertain financial market conditions, on February 20, 2009 the Board of Directors voted to indefinitely suspend the annual dividend on the outstanding common stock of the Company.

Off-balance Sheet Arrangements

As of January 25, 2010, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$15,039	$1,630	$9,444	$2,863	$1,102
Operating leases (3)	10,024	1,841	2,930	1,744	3,509
Capital leases	—	—	—	—	—
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$25,063	$3,471	$6,632	$10,349	$4,611

(1) See Note 5 to the consolidated financial statements for additional information.
(2) Long-term debt includes note payable to officer.
(3) See Note 6 to the consolidated financial statements for additional information.

Impact of Inflation

Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company’s operations. Historically, the Company has been able to pass certain increased costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies.

Critical Accounting Policies and Judgments

    The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 25, 2010, included in this report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements since the judgments effect a significant portion of the financial statements.

Receivables

     Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 25, 2010 and January 26, 2009.

Notes Receivable

     Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  Currently, the Company has two loans receivable outstanding and both are in default.  The Company has provided a reserve of $289,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.  The Company expects to continue to record a valuation allowance on certain future tax benefits as required under ASC 740.  The assets are evaluated each period under the requirements of ASC 740.  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 25, 2010 and April 26, 2010.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Property, Buildings and Equipment

Property, building and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

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

Property and equipment in non-operating units or stored in warehouses is not depreciated and is recorded on the balance sheet as property, building and equipment held for future use. Property and equipment in non-operating units held for remodeling or repositioning is depreciated and is recorded on the balance sheet as property, building and equipment held for future use.

Property and equipment placed on the market for sale is not depreciated and is recorded on the balance sheet as property held for sale and recorded at the lower of cost or market.

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

Impairment of Goodwill

Goodwill primarily represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350.  ASC 350 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The Company aggregates stores by concept or by geographic region when determining reporting units.

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, and governmental and environmental factors in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test.

The Company performs its annual impairment analysis on February 1st.  The Company utilizes the services of an independent valuation firm to assist management in the impairment analysis of goodwill at least once every three years.  The most recent independent valuation was conducted as of February 1, 2008. There were no triggering events during the fiscal year ending January 25, 2010 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for fiscal ending January 25, 2010 and January 26, 2009.

Impairment of Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment”.  The Company assesses whether an impairment write-down is necessary whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any impairment is recognized as a charge to earnings, which would adversely affect operating results in the affected period.

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

Adopted and Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance on the Accounting Standards Codification (“ASC” or “Codification”) and the Hierarchy of GAAP which establishes the Codification as the single source of authoritative guidance for nongovernmental financial statements prepared in accordance with GAAP, except for the Securities and Exchange Commission (“SEC”) rules and interpretive releases, which is also authoritative guidance for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and supersedes existing non-SEC accounting and reporting standards. We adopted the Codification during the quarter ended November 2, 2009, and there was no impact on our consolidated financial statements other than the removal of specific references to GAAP accounting pronouncements.

In September 2006, the FASB issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance which delayed the effective date for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all provisions of the authoritative guidance as of the beginning of fiscal 2009 except for the guidance applicable to non-recurring nonfinancial assets and nonfinancial liabilities. As of the beginning of fiscal 2010, we adopted the remaining provisions of the authoritative guidance and there was no material impact on our consolidated financial position or results of operations.

In May 2009, and subsequently amended in February 2010, the FASB issued authoritative guidance for subsequent events, which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted the authoritative guidance during the quarter ended August 10, 2009.

In June 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires companies to more frequently assess whether they must consolidate these entities. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. The provisions are effective for annual periods beginning after November 15, 2009, which for us is fiscal 2011. We have not yet evaluated the impact of adopting the requirements of the authoritative guidance on our consolidated financial position or results of operations.

In January 2010, the FASB issued new guidance on the disclosure requirements for fair value measurements and provided clarification of the existing disclosure requirements. This guidance requires separate disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers.  In the reconciliation for Level 3 fair value measurements, the new guidance requires separate disclosures for purchases, sales, issuances, and settlements on a gross basis. This guidance revises the existing disclosure requirements to provide an increased level of disaggregation for classes of assets and liabilities measured at fair value, and require disclosures about the valuation techniques and inputs for fair value measurements using Level 2 and Level 3 inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. We have not yet evaluated the impact of adopting the requirements of the authoritative guidance on our consolidated financial position or results of operations

Item 8. Financial Statements and Supplementary Data

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report as a result of the material weakness in our internal control over financial reporting discussed below.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 25, 2010. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of  January 25, 2010 and that  material weaknesses, discussed below, existed for the period covered by this Annual Report on Form 10-K. The material weaknesses identified were:

•	Inadequate segregation of duties: and

•	Untimely account reconciliations.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

This is a small public company. Effective internal control contemplates segregation of duties so that no one individual handles a transaction from inception to completion. Currently, there are not enough accounting personnel to permit an adequate segregation of duties in all respects and thus a significant deficiency in our internal control exists. Management continues an evaluation of staffing levels and responsibilities so as to comply with the segregation of duties requirements.

With respect to account reconciliation, management will institute additional internal control procedures to ensure that account reconciliations are completed earlier in the accounting cycle.

This Annual Report on Form 10-K does not contain an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

         We are currently undertaking a number of measures to remediate the material weaknesses discussed above to ensure that account reconciliations are completed earlier in the accounting cycle.  Those measures will be implemented during our fiscal year 2011, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.  Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Item 9B. Other Information

None.

PART III

Item 10. Director, Executive Officers and Corporate Governance

Certain information concerning the current directors and executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

The remaining information is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 2010.

Item 11. Executive Compensation

The information pertaining to executive compensation is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company’s definitive Proxy Statement to for our 2010 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 2010.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is hereby incorporated by reference to the Company’s definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 2010.

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

STAR BUFFET, INC.
(Registrant)

May 10, 2010	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chief Executive Officer and President
(Principal Executive Officer)

May 10, 2010	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller, Treasurer and Secretary
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Wheaton	Chief Executive Officer,	May 10, 2010
Robert E. Wheaton	President and Director

/s/Ronald E. Dowdy	Group Controller, Treasurer	May 10, 2010
Ronald E. Dowdy	and Secretary

/s/Thomas G. Schadt	Director	May 3, 2010
Thomas G. Schadt

/s/Todd S. Brown	Director	May 3, 2010
Todd S. Brown

/s/ Craig B. Wheaton	Director	May 3, 2010
Craig B. Wheaton

/s/B. Thomas M. Smith, Jr.	Director	May 3, 2010
B. Thomas M. Smith, Jr.

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

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Phoenix, Arizona
April 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Star Buffet, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Star Buffet, Inc. and subsidiaries (the "Company") as of January 25, 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Buffet, Inc. as of January 25, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP
Scottsdale, Arizona

May 10, 2010

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 25, 2010	January 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$893,000	$1,118,000
Receivables, net	514,000	603,000
Income tax receivable	475,000	658,000
Inventories	520,000	647,000
Deferred income taxes	361,000	437,000
Prepaid expenses	71,000	271,000
Total current assets	2,834,000	3,734,000

Property, buildings and equipment:
Property, buildings and equipment, net	24,213,000	26,529,000
Property and equipment under capitalized leases, net	–	37,000
Property and equipment leased to third parties, net	669,000	795,000
Property, buildings and equipment held for future use, net	3,340,000	4,143,000
Property held for sale	731,000	931,000
Total property, buildings and equipment, net	28,953,000	32,435,000

Other assets:
Notes receivable, net of current portion	415,000	704,000
Deposits and other	460,000	376,000
Deferred financing fees, net	381,000	506,000
Total other assets	1,256,000	1,586,000

Deferred income taxes	3,148,000	2,263,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	486,000	638,000
Total intangible assets, net	1,037,000	1,189,000

Total assets	$37,228,000	$41,207,000

The accompanying notes are an integral part of the consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	January 25, 2010	January 26, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$3,194,000	$4,192,000
Checks written in excess of bank balance	1,712,000	527,000
Payroll and related taxes	1,531,000	1,859,000
Sales and property taxes	1,382,000	1,829,000
Rent, licenses and other	1,274,000	766,000
Current maturities of long-term debt	1,630,000	3,548,000
Current maturities of capital leases	—	54,000
Total current liabilities	10,723,000	12,775,000

Deferred rent payable	588,000	1,353,000
Other long-term liability	—	493,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	11,417,000	10,051,000
Total liabilities	24,720,000	26,664,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(5,238,000)	(3,203,000)
Total stockholders' equity	12,508,000	14,543,000

Total liabilities and stockholders' equity	$37,228,000	$41,207,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 25, 2010	January 26, 2009

Total revenues	$77,996,000	$97,856,000
Costs and expenses and other Food costs	30,462,000	38,084,000
Labor costs	25,904,000	31,854,000
Occupancy and other expenses	15,269,000	19,769,000
General and administrative expenses	2,011,000	2,898,000
Depreciation and amortization	2,953,000	2,622,000
Impairment of long-lived assets	4,098,000	212,000
Gain resulting from fire loss	(306,000)	—
Total costs and expenses	80,391,000	95,439,000
(Loss) income from operations	(2,395,000)	2,417,000

Interest expense	(984,000)	(1,153,000)
Interest income	75,000	13,000
Other income	40,000	60,000
(Loss) income before income taxes (benefit)	(3,264,000)	1,337,000

Income tax (benefit) provision	(1,229,000)	394,000

Net (loss) income	$(2,035,000)	$943,000

Net (loss) income per common share— basic	$(0.63)	$0.29
Net (loss) income per common share— diluted	$(0.63)	$0.29
Weighted average shares outstanding — basic	3,213,075	3,213,000
Weighted average shares outstanding — diluted	3,213,075	3,213,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 28, 2008	3,171,000	$3,000	$17,491,000	$(2,219,000)	$15,275,000
Stock Issued	42,000	—	252,000	—	252,000
Dividend	—	—	—	(1,927,000)	(1,927,000)
Net income	—	—	—	943,000	943,000
Balance at January 26, 2009	3,213,000	$3,000	$17,743,000	$(3,203,000)	$14,543,000
Net loss	—	—	—	(2,035,000)	(2,035,000)
Balance at January 25, 2010	3,213,000	$3,000	$17,743,000	$(5,238,000)	$12,508,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 25, 2010	Fifty-Two Weeks Ended January 26, 2009
Cash flows from operating activities:
Net (loss) income	$(2,035,000)	$943,000
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	2,860,000	2,528,000
Amortization of franchise and licenses	93,000	94,000
Amortization of deferred financing fees	176,000	178,000
Gain resulting from fire loss	(306,000)	―
Impairment of note receivable	289,000	―
Impairment of long-lived assets	4,098,000	212,000
Deferred income taxes	(809,000)	384,000
Change in operating assets and liabilities:
Receivables	84,000	(172,000)
Inventories	127,000	(235,000)
Prepaid expenses	200,000	(105,000)
Deposits and other	(84,000)	247,000
Deferred rent payable	(765,000)	(493,000)
Accounts payable-trade	(998,000)	(767,000)
Income taxes receivable	183,000	7,000
Income taxes payable	―	(176,000)
Other accrued liabilities	(761,000)	949,000
Total adjustments	4,387,000	2,651,000
Net cash provided by operating activities	2,352,000	3,594,000
Cash flows from investing activities:
Insurance proceeds from fire loss	540,000	—
Acquisition of property, buildings and equipment	(3,646,000)	(7,687,000)
Proceeds from sale of property	1,000	2,000
Net cash used in investing activities	(3,105,000)	(7,685,000)
Cash flows from financing activities:
Checks written in excess of bank balance	1,185,000	527,000
Proceeds from issuance of long-term debt	4,619,000	12,345,000
Payments on long-term debt	(5,171,000)	(5,341,000)
Loan from officer	—	592,000
Net payments on line of credit	—	(1,349,000)
Capitalized deferred financing fees	(51,000)	(325,000)
Principal payments on capital leases	(54,000)	(49,000)
Dividends paid	—	(1,927,000)
Net cash provided by financing activities	528,000	4,473,000

Net (decrease) increase in cash and cash equivalents	(225,000)	382,000
Cash and cash equivalents at beginning of period	1,118,000	736,000
Cash and cash equivalents at end of period	$893,000	$1,118,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

The accompanying consolidated financial statements include the accounts for Star Buffet, Inc., together with its wholly–owned, independently capitalized operating subsidiaries Summit Family Restaurants Inc., HTB Restaurants, Inc., Northstar Buffet, Inc., Star Buffet Management, Inc., Starlite Holdings, Inc., StarTexas Restaurants, Inc., JB’s Star Holdings, Inc., 4B’s Holdings, Inc., KB’s Star Holdings, Inc., Florida Buffet Holdings, Inc., and Sizzlin Star, Inc. (collectively the “Company”). The accompanying consolidated financial statements include the results of operations and assets and liabilities of the Company’s operations. Significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks except in the 53 week fiscal year, when the fourth quarter has 13 weeks.

Organization and Nature of Operations

As of January 25, 2010, the Company, through 11 independently capitalized subsidiaries operated 25 Buffet Division restaurants and 21 Non-Buffet Division restaurants. The Company also had eight restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and one restaurant closed and reported as property held for sale. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Tennessee, Texas, Utah and Wyoming.

As of January 26, 2009, the Company owned and operated 37 Buffet Division restaurants and 21 Non-Buffet Division restaurants. The Company also had four restaurants closed for remodeling and repositioning, one restaurant is leased to a third-party operator and the net assets of another closed restaurant reported as property held for sale. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington and Wyoming.

Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value. Checks written in excess of bank balances are recorded as a current liability on the accompanying consolidated balance sheets.

Revenue Recognition

The Company’s principal source of revenue is from customer dining transactions.  Revenue is recognized at the time the meal is purchased, primarily by cash or credit card. Sales taxes are excluded from revenue and recorded on a net basis.

Receivables

     Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 25, 2010 and January 26, 2009. The accounts receivable balances as of January 25, 2010 and January 26, 2009 were comprised of the following:

	January 25, 2010	January 26, 2009
Trade receivables.	$55,000	$118,000
Vendor rebates	184,000	311,000
Landlord receivables	46,000	57,000
Insurance receivables	185,000	—
Other	44,000	117,000
Total receivables	$514,000	$603,000

Notes Receivable

     Notes receivable are stated at an amount management expects to collect and includes a provision for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  The Company provided an impairment charge of $289,000 during the year ended January 25, 2010 against a note receivable based on a decline in the value of the collateral securing the note. The note receivable from North Restaurants, Inc. is in default and secured by all of the assets of North Restaurants, Inc. The primary real estate collateral declined in fair market value and the Company provided a reserve on the note receivable. The Company did not have any valuation allowances during the year ended January 26, 2009.

Consideration Received from Vendors

The Company records vendor rebates on products purchased as a reduction of food costs. The allowances are recognized as earned in accordance with written agreements with vendors.

Inventories

Inventories consist of food, beverage, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Property, Buildings and Equipment

Property, buildings and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

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

Property and equipment in non-operating units or stored in warehouses is not depreciated and is recorded on the balance sheet as property, building and equipment held for future use. Property and equipment in non-operating units held for remodeling or repositioning is depreciated and is recorded on the balance sheet as property, building and equipment held for future use.

Property and equipment placed on the market for sale is not depreciated and is recorded on the balance sheet as property held for sale and recorded at the lower of cost or market.

Repairs and maintenance are charged to operations as incurred. Major equipment refurbishments and remodeling costs are generally capitalized.

Goodwill

Goodwill primarily represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350.  ASC 350 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The Company aggregates stores by concept or by geographic region when determining reporting units.

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, and governmental and environmental factors in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. Management has conducted it annual impairment analysis and has concluded that the assets are not impaired as of January 25, 2010.

Other Intangible Assets

Other intangible assets consist of franchise fees, trademarks, and the JB's license agreement. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 10 to 20 years.  The JB's license agreement is being amortized using the straight-line method over 11 years. The weighted average remaining life of the franchise and license fees is 2.76 years. The Company has recorded values for trademarks of Whistle Junction and 4B’s of $230,000 and $25,000, respectively.  These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with ASC 350. Management has conducted it annual impairment analysis and has concluded that the assets are not impaired as of January 25, 2010.

	Gross	Accumulated
Fiscal 2010	Carrying Amount	Amortization	Net
Franchise and license fees	$933,000	$(702,000)	$231,000
Trademarks	255,000	-	255,000
	$1,188,000	$(702,000)	$486,000
Fiscal 2009
Franchise and license fees	$1,083,000	$(725,000)	$358,000
Trademarks	280,000	-	280,000
	$1,363,000	$(725,000)	$638,000

    The table below shows expected amortization for finite-lived intangibles as of January 25, 2010 for the next five years:

Fiscal Year
2011	$85,000
2012	85,000
2013	53,000
2014	5,000
2015	2,000
Thereafter	1,000
Total	$231,000

Amortization of franchise and license fees amounted to $93,000 and $94,000 for the fiscal years ending January 25, 2010 and January 26, 2009, respectively.

Impairment of Long-Lived Assets

The Company determines that an impairment writedown is necessary for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Total impairment expense charged to operations was $4,098,000 and $212,000 for the years ended January 25, 2010 and January 26, 2009, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

The carrying amounts of the Company’s notes receivable, long-term debt and capital lease obligations approximate fair value and are based on discounted cash flows using market rates at the balance sheet dates. The Company cannot estimate the fair value o the note payable to officer because of the related party nature of the transaction.

      The Company previously adopted guidance related to Fair Value Measurements.  This authoritative guidance among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This authoritative guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

During the year ended January 25, 2010, the Company adjusted the carrying value of a long-term note receivable and certain real property and equipment (Note 4).  The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 2 for real property and Level 3for other assets under the fair value hierarchy.  The Level 2 inputs included sales and listing prices on properties that the Company considered to be similar to those properties included in the impairment analysis.  The Level 3 inputs were utilized for other assets because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use.

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $93,000 and $222,000 of pre-opening costs during fiscal 2010 and 2009.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income.  The assets are evaluated each period under the requirements of ASC 740.  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 25, 2010 and April 30, 2010.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not have any amounts accrued for interest at January 25, 2010 and January 26, 2009, respectively, and no accrual for penalties in either year. The Company recorded interest expense related to tax matters of approxiamately$2,000 and $1,000 in fiscal 2010 and fiscal 2009, respectively. The Company recorded penalty expense related to tax matters of approximately $4,000 and $0 in fiscal 2010 and fiscal 2009, respectively.

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $710,000 and $923,000, for the years ended January 25, 2010 and January 26, 2009, respectively.

Other Long-Term Liability

In fiscal 2008 the Company accrued for a contingent liability of $493,000. During fiscal 2010 events warranted the removal of the contingent liability and the Company recorded a credit to general and administrative expense.

Deferred Financing Fees

Deferred financing fees are amortized over of the life of the loan not exceed five years. Amounts charged to operations for deferred financing fees totaled $176,000 and $178,000, for the years ended January 25, 2010 and January 26, 2009, respectively.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses.  Effective January 1, 2008, the Company modified its program for insuring casualty losses by lowering the self-insured retention levels from $2 million per occurrence to $100,000 per occurrence.  Accruals for self-insured casualty losses include estimates of expected claims payments.  Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals.  Valuation reserves for the years ended January 25, 2010 and January 26, 2009, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 25, 2010	$30,500	$16,800	$(13,300)	$34,000
Year ended January 26, 2009	$54,000	$23,499	$(46,999)	$30,500

Leases

The Company has various lease commitments on restaurant locations. Expenses of operating leases with escalating payment terms are recognized on a straight-line basis over the term of the arrangements. The lives used to depreciate leasehold improvements on the leased properties conform to the related terms of the lease arrangements.  Contingent rental payments are triggered when revenues exceed contractual thresholds.  Contingent rental expense is recorded each period that revenue exceeds the contractual base.  In situations where the contingent rent is based on annual sales or cumulative sales to date, contingent rental expense is recorded when it is determined probable that revenue will exceed the contractual thresholds.

Reclassification

Certain 2009 amounts have been reclassified to conform with the 2010 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company routinely evaluates its estimates, including those related to bad debts, income taxes, long-lived assets, certain liabilities and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Earnings (Loss) per Share

The Company applies ASC 260, which requires the calculation of basic and diluted income (loss) per share.  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the fiscal year.  Diluted income (loss) per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method.

Weighted average common shares used in the year ended January 25, 2010 to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock as their effect was anti-dilutive.  Weighted average common shares used in the year ended January 26, 2009 to calculate diluted earnings per share exclude stock options to purchase 39,000 shares of common stock   due to the market price of the underlying stock being less than the exercise price.

Segment Reporting

The Company’s two reportable segments are buffet and non-buffet.

Stock-Based Compensation

The Company recognizes compensation costs relating to share based payment transactions on the basis of the fair value of the awards over the vesting periods of those awards.

NOTE 2 — Adopted and Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance on the Accounting Standards Codification (“ASC” or “Codification”) and the Hierarchy of GAAP which establishes the Codification as the single source of authoritative guidance for nongovernmental financial statements prepared in accordance with GAAP, except for the Securities and Exchange Commission (“SEC”) rules and interpretive releases, which is also authoritative guidance for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and supersedes existing non-SEC accounting and reporting standards. We adopted the Codification during the quarter ended November 2, 2009, and there was no impact on our consolidated financial statements other than the removal of specific references to GAAP accounting pronouncements.

In September 2006, the FASB issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance which delayed the effective date for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all provisions of the authoritative guidance as of the beginning of fiscal 2009 except for the guidance applicable to non-recurring nonfinancial assets and nonfinancial liabilities. As of the beginning of fiscal 2010, we adopted the remaining provisions of the authoritative guidance and there was no material impact on our consolidated financial position or results of operations.

In May 2009, and subsequently amended in February 2010, the FASB issued authoritative guidance for subsequent events, which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted the authoritative guidance during the quarter ended August 10, 2009.

In June 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires companies to more frequently assess whether they must consolidate VIEs. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. The provisions are effective for annual periods beginning after November 15, 2009, which for us is fiscal 2011. We have not yet evaluated the impact of adopting the requirements of the authoritative guidance on our consolidated financial position or results of operations.

In January 2010, the FASB issued new guidance on the disclosure requirements for fair value measurements and provided clarification of the existing disclosure requirements. This guidance requires separate disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers.  In the reconciliation for Level 3 fair value measurements, the new guidance requires separate disclosures for purchases, sales, issuances, and settlements on a gross basis. This guidance revises the existing disclosure requirements to provide an increased level of disaggregation for classes of assets and liabilities measured at fair value, and require disclosures about the valuation techniques and inputs for fair value measurements using Level 2 and Level 3 inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. We have not yet evaluated the impact of adopting the requirements of the authoritative guidance on our consolidated financial position or results of operations.

NOTE 3 — NOTES RECEIVABLE

Notes receivable consist of the following:

	January 25, 2010	January 26, 2009
Notes receivable from North's Restaurants, Inc.	$201,000	$490,000
Notes receivable from strategic partners	214,000	214,000
Total notes receivable	415,000	704,000
Less current portion	—	—
Notes receivable, net of current portion and allowance	$415,000	$704,000

     Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions.  In most cases, these loans are secured and include, as part of the terms and conditions, the Company’s right to convert the loan into ownership of the restaurants.  Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons.  This financing strategy entails significant risk.  Currently, the Company has two loans outstanding and both are in default.  The Company believes proceeds from asset sales would not currently be adequate for recovery of the remaining principal amount of the note receivable from North’s Restaurants, Inc. As such, the Company has provided a reserve of $289,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the collateral securing the note as of January 25, 2010. The Company recorded the reserve in general and administrative expense for the year ended January 25, 2010. The Company believes the note receivable from the strategic partner will be collected. The Company has other business relationships with the strategic partner and believes it will be able to collect the full note receivable amount. The Company has also other amounts due from the strategic partner of approximately $113,000 included in deposits and other on the accompanying consolidated balance sheets. While estimates to date have been within our expectations, a change in the financial condition of specific restaurant companies or in overall industry trends may result in future adjustments to Company estimates of recoverability of both notes.

NOTE 4 — PROPERTY, BUILDINGS AND EQUIPMENT

The components of property, buildings and equipment used in restaurant operations, not including property under capitalized leases, are as follows:

	January 25, 2010	January 26, 2009
Property, buildings and equipment:
Furniture, fixtures and equipment	$21,081,000	$24,993,000
Land	5,332,000	4,285,000
Buildings and leasehold improvements	19,295,000	22,592,000
	45,708,000	51,870,000
Less accumulated depreciation and amortization	(21,495,000)	(25,341,000)
	$24,213,000	$26,529,000

     The components of property and equipment under capitalized leases are as follows:

Property and equipment under capitalized leases	$—	$706,000
Less accumulated amortization	—	(669,000)
	$—	$37,000

The Company also has property in eight non-operating units. One of the eight non-operating restaurants has been leased to a third-party operator; six are closed for remodeling and/or repositioning; one is closed and classified as property held for sale at January 25, 2010. The components are as follows:

	January 25, 2010	January 26, 2009
Property, buildings and equipment leased to third parties: Equipment	$222,000	$222,000
Land	124,000	224,000
Buildings and leaseholds	685,000	685,000
	1,031,000	1,131,000

Less accumulated depreciation and amortization	(362,000)	(336,000)
	$669,000	$795,000

	January 25, 2010	January 26, 2009
Property, buildings and equipment held for future use: Equipment	$1,671,000	$3,273,000
Land	1,042,000	2,484,000
Buildings and leaseholds	2,828,000	1,559,000
	5,541,000	7,316,000

Less accumulated depreciation and amortization	(2,201,000)	(3,173,000)
	$3,340,000	$4,143,000

	January 25, 2010	January 26, 2009
Property held for sale: Land	$367,000	$567,000
Buildings	364,000	364,000
	$731,000	$931,000

Depreciation expense for fiscal 2010 and 2009 totaled $2,860,000 and $2,528,000, respectively.    The impairment expense in fiscal 2010 related to 11 store closures, two stores where the carrying amount of the assets exceeded future undiscounted net cash flows and four properties and equipment held for future use where the carrying amount of the assets exceeded the fair market value of the assets. The decline in economy resulted in the Company closing and impairing assets in the year ended January 25, 2010.  With the closure of 14 stores the Company decided to impair equipment held for future since we are now less likely to use the equipment in new stores since the overall economy, limited bank borrowing capacity and troubles in the real estate financing markets have limited our growth plans until conditions improve. The Company also impaired real estate assets due to the decline market values. Market values were determined by using various data including comparable property data and appraisals within 18 months of the fiscal period. Impairment expense of $212,000 in fiscal 2009 was for leasehold improvements.  Total impairment expense, which is primarily related to our Buffet Division segment, related to property, building and equipment charged to operations was $4,039,000 and $212,000 for the years ended January 25, 2010 and January 26, 2009, respectively is as follows:

	January 25, 2010	January 26, 2009
Land and building impairment.	$1,150,000	$—
Equipment impairment	1,486,000	—
Leasehold improvement impairment	1,403,000	212,000
Total impairment	$4,039,000	$212,000

  The Company made two major purchases in fiscal 2010. In August 2009, the Company financed part of the $1.1 million purchase of the land and building of its Whistle Junction restaurant in Titusville, Florida with a $750,000 real estate mortgage. In December 2009, the Company financed part to the $920,000 purchase of the land and building of its Whistle Junction restaurant in South Daytona, Florida when Wells Fargo Bank, N.A. increased  the existing revolving line of credit from $2,000,000 to $2,500,000. The Company previously operated these units and leased the properties.  The purchases referred to above represent the acquisitions of the real property and equipment associated with those units.

The Company has five properties closed and recorded as property, buildings and equipment held for future use, net. The Company intends to open four properties as restaurants and one as a warehouse over the next 21months. The Company will continue to depreciate these assets. The property held for sale continues to be listed for sale. The Company believes the highest and best use is as one parcel in a group of contiguous parcels that are being assembled for a larger real estate development. The Company concluded during the impairment testing of property held for sale that the market value of the property had declined and the Company recorded a $200,000 impairment expense. The Company recorded a $306,000 gain due to fire loss in fiscal 2010. The replacement property value was greater than the value of the property loss in the fire. Insurance covered the replacement cost of the assets.

NOTE 5 — LONG-TERM DEBT

In recent years, the Company has financed operation and property acquisitions through a combination of cash on hand, bank borrowings, real estate mortgages and loans from the principal shareholder.

Credit Facility

         The Company replaced its M&I Marshall &Ilsley Bank revolving line of credit on January 31, 2008 with a Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The Credit Facility was utilized to retire the Company’s unsecured revolving line of credit with M&I Marshall & Ilsley Bank; to fund the acquisition of assets associated with sixteen (16) Barnhill’s Buffet restaurants; and to provide additional working capital.  On February 29, 2008 the Company amended its Credit Facility with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000. The increase in the Credit Facility was used to fund the acquisition of four Barnhill’s Buffet by its newly formed, wholly-owned, independently capitalized subsidiary, Starlite Holdings, Inc.  On December 1, 2009 the Company amended its Credit Facility, increasing the revolving line of credit from $2,000,000 to $2,500,000 to complete the purchase of the land and building of its Whistle Junction restaurant in South Daytona, Florida. The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $175,000 per quarter for the initial six quarters; $225,000 for the next nine quarters; with any remaining balance due at maturity.  Interest is payable monthly.  The term loan balance was $4,450,000 on January 25, 2010.  The $2,500,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  As of January 25, 2010, the revolving line of credit balance was $2,000,000.  The Credit Facility contains a number of covenants and restrictions, including requirements to meet certain financial ratios and limitations with respect to the Company’s ability to make capital expenditures or to pay dividends.  The Company was in compliance with bank covenants as of January 25, 2010 and expects to remain in compliance over the next 12 months.

The Company’s quarterly financial covenants associated with this debt began May 19, 2008.  The Company was required to obtain interest rate protection through an interest rate swap or cap arrangement with respect to not less than 50% of the term loan amount.  Wells Fargo has agreed to permanently waive the requirement for an interest rate swap or cap arrangement.  There is a 0.50% fee for the unused portion of the revolving line of credit and the Company has agreed to maintain its principal cash management services with Wells Fargo.  In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $252,000 are recorded at a discount on the related debt and will be amortized to interest expense over the life of the loan.  The credit facility can be prepaid in whole or part without penalty.  Furthermore, certain provisions of the Credit Facility require the Company to remit proceeds from asset dispositions, issuance of debt or equity, insurance proceeds, tax refunds and fifty percent (50%) of excess cash flow (as defined) to reduce the principal amount of the term loan and, thereafter, the revolving line of credit.  Under terms of the Credit Facility, the Company is permitted to pay an annual dividend under certain circumstances.

Note Payable to Officer

 During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This unsecured loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 25, 2010 and January 26, 2009.  The Company expensed $169,000 and paid $130,000 to Mr. Wheaton for interest during fiscal 2010.  The Company expensed and paid $154,000 to Mr. Wheaton for interest during fiscal 2009. The Company owes Mr. Wheaton $39,000 and $0 for interest as of January 25, 2010 and January 26, 2009, respectively.  The principal balance and any unpaid interest is due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

     Mortgages described in the following table are secured by the underlying real estate.  Certain mortgages have interest rates that will change from fixed to variable in a future year.

	January 26,	January 25,	Maturity	Monthly	Interest
Lender	2009	2010	Date	Payment	Rate

Real Estate Mortgages
Platinum Bank	$1,029,000	$918,000	07/17/15	$17,024	7.25% fixed
M&I Marshall & Ilsley Bank	451,000	248,000	05/02/12	17,894	7.5% fixed
M&I Marshall & Ilsley Bank	203,000	-	02/25/11	18,396	6.1% fixed
Naisbitt Investment Co	108,000	42,000	11/16/15	233	6.5% fixed
Dalhart Federal Savings & Loan	449,000	401,000	06/01/11	6,731	7.63% fixed
Dalhart Federal Savings & Loan	77,000	60,000	07/01/13	1,687	6.75% fixed
Victorium Corporation	282,000	252,000	02/01/16	1,575	7.5% fixed
New Mexico Business & Banking	401,000	331,000	10/02/11	8,055	7.5% fixed
Fortenberry's Beef of Magee, Inc.	573,000	424,000	12/05/19	4,978	7.0% fixed
Bank of Utah	719,000	-	10/27/09	14,371	6.25% fixed
Dalhart Federal Savings & Loan	440,000	400,000	06/01/12	5,903	7.375% fixed
Dalhart Federal Savings & Loan	127,000	99,000	07/01/13	2,756	6.75% fixed
Bank of Utah	-	1,163,000	04/23/14	10,972	7.25% fixed
Farmers Bank & Trust Company	587,000	563,000	06/19/12	5,264	6.5% fixed
Mainstreet Community Bank	-	743,000	08/26/14	6,100	7.5% fixed
Stockton Bank	648,000	619,000	08/15/23	6,005	6.75% fixed
Stockton Bank	425,000	334,000	08/15/23	3,134	6.75% fixed
TOTAL REAL ESTATE MORTGAGES	$6,519,000	$6,597,000

Other Debt
Wells Fargo - Revolver	$1,255,000	$2,000,000	01/31/12	NA	LIBOR + 2%
Wells Fargo - Term	5,825,000	4,450,000	01/31/12	NA	LIBOR + 2%
Note Payable to Officer	1,992,000	1,992,000	06/05/12	NA	8.5% fixed
TOTAL OTHER DEBT	$9,072,000	$8,442,000
TOTAL DEBT	$15,591,000	$15,039,000
Less Current Maturities	(3,548,000)	(1,630,000)
Less Note Payable to Officer	(1,992,000)	(1,992,000)
Long Term Debt, Net of Current Maturities and Note Payable to Officer	$10,051,000	$11,417,000

Long term debt and note payable to officer matures in fiscal years ending after January 25, 2010 as follows:

Fiscal Year
2011	$1,630,000
2012	2,031,000
2013	7,413,000
2014	924,000
2015	1,939,000
Thereafter	1,102,000
Total	$15,039,000

NOTE 6 — LEASES

The Company occupies certain restaurants under long-term operating leases expiring at various dates through 2025. Many restaurant leases have renewal options to extend for terms of 5 to 20 years per the original lease agreement. Substantially all require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Fiscal year	Operating
2011	$1,841,000
2012	1,523,000
2013	1,407,000
2014	1,076,000
2015	668,000
Thereafter	3,509,000
Total minimum lease payments:	$10,024,000

Minimum lease payments for all leases as of January 25, 2010 are as follows:

Aggregate rent expense under non-cancelable operating leases during fiscal 2010 and 2009 are as follows:

	Fifty-Two Weeks Ended January 25, 2010	Fifty-Two Weeks Ended January 26, 2009
Minimum rentals	$2,932,000	$3,665,000
Straight-line rentals	(767,000)	(493,000)
Contingent rentals	148,000	52,000
	$2,313,000	$3,224,000

The Company also reduces the deferred rent liability when the obligation under the respective lease ceases.  Included in the straight-line rentals amount above is $607,000 and $404,000 for stores purchased or closed in 2010 and 2009, respectively. The Company amortizes its deferred rent payable as a reduction to rent expense.

The rental income for the property, buildings and equipment leased to third parties (Note 4) for fiscal 2010 and 2009 was $40,000 and $43,000, respectively.  In fiscal 2009 and fiscal 2010 the Company leased one non-operating unit to a tenant. Rental income is recognized over the term of the lease and is included in other income in the accompanying statements of operations. The future minimum rental income is $40,000 per year for fiscal years 2011-2014.

NOTE 7 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 25, 2010	January 26, 2009
Current:
Federal	$(1,837,000)	$(19,000)
State	(317,000)	29,000
	(2,154,000)	10,000
Deferred:
Federal	789,000	343,000
State	136,000	41,000
	925,000	384,000
	$(1,229,000)	$394,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 25, 2010	January 26, 2009
Income tax provision (benefit) at statutory rate	$(1,110,000)	$455,000
State income taxes	(119,000)	55,000
Nondeductible expenses	—	60,000
Federal income tax credits	—	(176,000)
	$(1,229,000)	$394,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 25, 2010	January 26, 2009
Current deferred tax assets:
Accrued vacation	$108,000	$135,000
Accrued expenses and reserves	253,000	302,000
Total current deferred tax assets	361,000	437,000
Long-term deferred tax assets:
Leases	221,000	530,000
Depreciation, amortization and impairments	1,027,000	1,382,000
NOL carryforward	1,319,000	—
Other	581,000	351,000
Total long-term deferred tax assets	3,148,000	2,263,000
Deferred tax assets	$3,509,000	$2,700,000

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will be able to realize the benefit of the deferred tax assets existing at January 25, 2010 based on the Company's expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. As of January 25, 2010, the Company had no unrecognized tax benefits. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. There were no interest and penalties accrued for the years ended January 25, 2010. The Company files consolidated U.S. federal and various state returns.  The Company is no longer subject to income tax examinations by taxing authorities for years before 2006 for its federal filings and 2005 for its various state filings.

NOTE 8 — SEGMENT AND RELATED REPORTING

The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on operating similarities.

As of January 25, 2010, the Company, through 11 independently capitalized subsidiaries operated 25 Buffet Division restaurants and 21 Non-Buffet Division restaurants. The Company also had eight restaurants closed for remodeling and repositioning, one restaurant leased to a third-party operator and one restaurant closed and reported as property held for sale. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Tennessee, Texas, Utah and Wyoming.

As of January 26, 2009, the Company owned and operated 37 Buffet Division restaurants and 21 Non-Buffet Division restaurants. The Company also had four restaurants closed for remodeling and repositioning, one restaurant is leased to a third-party operator and the net assets of another closed restaurant reported as property held for sale. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington and Wyoming.

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

	(Dollars in Thousands)
52 Weeks Ended January 25, 2010	Buffets	Non-Buffets	Other	Total
Revenues	$50,584	$27,412	$—	$77,996
Interest income	—	—	75	75
Interest expense	(2)	—	(982)	(984)
Depreciation & amortization	1,990	908	55	2,953
Goodwill	—	551	—	551
Property Acquisition	2,969	434	243	3,646
Impairment of long-lived assets	3,944	154	—	4,098
(Loss) income before income taxes	(3,863)	3,025	(2,426)	(3,264)
Total assets	19,295	12,462	5,471	37,228
	(Dollars in Thousands)

52 Weeks Ended January 26, 2009	Buffets	Non-Buffets	Other	Total
Revenues	$69,467	$28,389	$—	$97,856
Interest income	—	—	13	13
Interest expense	(6)	—	(1,147)	(1,153)
Depreciation & amortization	1,927	650	45	2,622
Goodwill	—	551	—	551
Property Acquisition	6,287	1,216	184	7,687
Impairment of long-lived assets	198	14	—	212
Income (loss) before income taxes	2,560	2,352	(3,575)	1,337
Total assets	24,215	12,872	4,120	41,207

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company's liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock are fully paid and non-assessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock, which the Company may designate and issue in the future. The Company paid an annual cash dividend of $0.60 in fiscal 2009. On February 20, 2009, the Board of Directors voted to suspend its annual dividend indefinitely.

Preferred Stock

The Board of Directors has the authority, without further vote or action by the stockholders, to provide for the issuance of up to 1,500,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and privileges and limitations as the Board of Directors may determine, including the consideration received therefore. The Board of Directors also has authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state all of the effects that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects: (i) to restrict the payment of dividends on the Common Stock, (ii) to dilute the voting power and equity interests of holders of Common Stock, (iii) to prevent holders of Common Stock from participating in any distribution of the Company's assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied, or (iv) to require approval by the holders of Preferred Stock for certain matters such as amendments to the Company's Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving the Company. As a result, the issuance of Preferred Stock may, under certain circumstances, have the effect of delaying, discouraging or preventing bids for the Common Stock at a premium over the market price thereof, or a change in control of the Company, and could have a material adverse effect on the market price for the Common Stock.

NOTE 10 — STOCK INCENTIVE PLAN

1997 Stock Incentive Plan

In fiscal year 1998, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which authorizes the grant of options to purchase up to 750,000 shares of Common Stock. The 1997 Plan provides for the award of "incentive stock options," within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-statutory options to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The 1997 Plan provides participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company.  A special committee appointed by the Board of Directors has sole discretion and authority, consistent with the provisions of the 1997 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1997 Plan.

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

The stock option transactions and the options outstanding are summarized as follows:

	52 Weeks Ended
	January 25, 2010		January 26, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	39,000	$6.21	40,000	$6.20
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	17,000	$5.59	1,000	$5.00
Outstanding at end of period	22,000	$6.70	39,000	$6.21

Exercisable at end of period	22,000	$6.70	39,000	$6.21

The following summarizes information about stock options outstanding at January 25, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.70	22,000	5.0	$6.70	22,000	$6.70

The intrinsic value of options outstanding was $0 as of fiscal years ending January 25, 2010 and January 26, 2009. The is no further compensation cost to recognize under this plan for any future years.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 25, 2010	January 26, 2009
Cash paid for income taxes	$42,000	$190,000
Cash paid for interest	775,000	968,000
Non-cash investing and financing activities are as follows:
Exchange of stock for loan costs	$—	$252,000

NOTE 12 — RELATED PARTY TRANSACTIONS

     During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 25, 2010 and January 26, 2009.  The Company expensed $169,000 and paid $130,000 to Mr. Wheaton for interest during fiscal 2010.  The Company expensed and paid $154,000 to Mr. Wheaton for interest during fiscal 2009. The Company owes Mr. Wheaton $39,000 and $0 for interest as of January 25, 2010 and January 26, 2009, respectively.  The principal balance and any unpaid interest is due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements. The Company owes it primary stockholder approximately $109,000 and $14,000 as of January 25, 2010 and January 26, 2009, respectively. The amounts are included in rent, licenses and other on the accompanying consolidated financial statements.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Prior to the Company’s formation in 1998, HTB entered into franchise agreements for each of its HomeTown Buffet locations which require the payment of a royalty fee to HomeTown Buffet, Inc. The royalty fee is 2% of the gross sales of each HomeTown Buffet restaurant. The franchise agreements have a 20-year term (with two five-year renewal options). The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals and Recipe Manuals and Menus. The franchise agreements also place certain limits on the Company’s ability to operate competing buffet businesses within specified geographic areas.  The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including the Company’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. However, many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, the Company agreed to lend K-BOB’S up to $1.5 million on a long-term basis. In exchange, K-BOB’S granted the Company an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas.  On January 28, 2008, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants. In connection with the purchase, the Company entered into license agreements which require the payment of royalty and advertising fees to K-BOB’S based on the restaurant gross sales.

On April 21, 2006, the Company announced in a press release that it had entered into a strategic alliance with Western Sizzlin Corporation. In connection with the strategic alliance, the Company acquired three Western Sizzlin franchised restaurants and entered into license agreements with Western Sizzlin Corporation for each. The license agreements require the payment of royalty and advertising fees to Western Sizzlin Corporation based on the restaurant gross sales.

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years salary and bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause.

On February 22, 2010, Vistar Corporation filed a lawsuit against the Company in the State of Arizona for the failure to pay $1.3 million in food invoices. The Company believes that Vistar Corporation overcharged the Company per the contract between the two companies. The Company has the full amount of $1.3 million reserved in accounts payable on January 25, 2010.

In addition, the Company and its subsidiaries are engaged in ordinary and routine litigation incidental to its business.  The aggregate amount of potential loss for such litigation is between $30,000 to $200,000. Management does not anticipate that the resolution of any of these routine proceedings will require payments that will have a material effect on the Company's consolidated statements of operations or financial position or liquidity.

NOTE 14 — ACQUISITIONS

The Company purchased certain operating assets of twenty (20) Barnhill’s Buffet restaurants in two separate transactions dated January 31, 2008 and February 29, 2008. The two transactions were subject to Bankruptcy Court approval which was granted for the purchase of sixteen (16) units on January 31, 2008 and four (4) units on February 29, 2008. Total consideration paid for the restaurant assets was $6.075 million of which approximately $5.7 million was allocated to  restaurant equipment and $375,000 was allocated to for food and related inventories.

In accordance with the terms of the asset purchase agreements, the Company acquired title to all the necessary restaurant equipment to operate the restaurants and the intellectual property that permits the perpetual right to utilize the Barnhill’s Buffet name. The Company assumed certain real estate lease obligations with terms that ranged in length from less than one (1) year to twelve (12) years. No other liabilities were assumed in connection with this acquisition. The Company financed the acquisition with the Credit Facility with Wells Fargo Bank, N.A.  The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit.  The term loan was subsequently increased to $8,000,000 when the additional four (4) units were purchased on February 29, 2008. In connection with the Credit Facility, Wells Fargo was granted 42,400 shares of the Company’s restricted common stock.  The shares were valued at $252,000 and that amount is being amortized as interest over the life of the loan.

NOTE 15 — SUBSEQUENT EVENTS

     On January 31, 2010 the Company closed the HomeTown Buffet restaurant in Albuquerque, New Mexico and on March 29, 2010 closed the Barnhill’s Buffet restaurant in Monroe, Louisiana.

     The Company entered into lease with an option to purchase a 4B’s restaurant in Polson, Montana. The Company expects to open restaurant in May 2010.

 The Company has evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission.

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

10.13	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company’s filing on Form 10-K on September 28, 1998)
10.14	Credit Agreement dated as of January 31, 2008 with Wells Fargo Bank N. A. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.15	Loan Agreement dated June 15, 2007 with Robert E. Wheaton and Suzanne H. Wheaton (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.16	Asset Purchase Agreement dated December 2, 2007 with Barnhill’s Buffet, Inc. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.17	Asset Purchase Agreement dated February 5, 2008 with Barnhill’s Buffet, Inc. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 30, 2009)
21.1	List of Subsidiaries
23.1	Consent of Mayer Hoffman McCann P.C.
23.2	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Press Release dated May 10, 2010 reporting earnings for fiscal 2010
__________
*	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).
**	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

E-1