Form 10-Q
period 2010-05-17
STAR BUFFET INC
filed 2010-07-07
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 17, 2010
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
Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes X  No __

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act. (check one)
Large accelerated filer ⁭                     Accelerated filer                          Non-accelerated filer ⁭                   Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of June 30, 2010 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of May 17, 2010 and
January 25, 2010	3

Unaudited Condensed Consolidated Statements of Income for the sixteen weeks
ended May 17, 2010 and May 18, 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended
May 17, 2010 and May 18, 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	18

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 5. Other Information	29

Item 6. Exhibits and Reports on Form 8-K	30

Signatures	31

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	May 17, 2010	January 25, 2010
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$921,000	$893,000
Receivables, net	306,000	514,000
Income tax receivable	466,000	475,000
Inventories	546,000	520,000
Deferred income taxes	316,000	361,000
Prepaid expenses	284,000	71,000

Total current assets	2,839,000	2,834,000

Property, buildings and equipment:
Property, buildings and equipment, net	22,985,000	24,213,000
Property and equipment leased to third parties, net	661,000	669,000
Property, buildings and equipment held for future use, net	4,022,000	3,340,000
Property held for sale	731,000	731,000
Total property, buildings and equipment	28,399,000	28,953,000

Other assets:
Notes receivable, net of current portion	415,000	415,000
Deposits and other	455,000	460,000
Loan cost, net	331,000	381,000

Total other assets	1,201,000	1,256,000

Deferred income taxes, net	2,981,000	3,148,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	460,000	486,000

Total intangible assets	1,011,000	1,037,000

Total assets	$36,431,000	$37,228,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 17, 2010	January 25, 2010
	(Unaudited)	(Unaudited)
Current liabilities:
Accounts payable-trade	$4,194,000	$3,194,000
Checks written in excess of bank balance	501,000	1,712,000
Payroll and related taxes	1,529,000	1,531,000
Sales and property taxes	1,113,000	1,382,000
Rent, licenses and other	1,161,000	1,274,000
Current maturities of obligations under long-term debt	1,655,000	1,630,000

Total current liabilities	10,153,000	10,723,000

Deferred rent payable	242,000	588,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	11,432,000	11,417,000

Total liabilities	23,819,000	24,720,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	—3,000	—3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(5,134,000)	(5,238,000)

Total stockholders’ equity	12,612,000	12,508,000

Total liabilities and stockholders’ equity	$36,431,000	$37,228,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Sixteen Weeks Ended
	May 17,	May 18,
	2010	2009
Total revenues	$19,649,000	$28,155,000

Costs and expenses
Food costs	7,794,000	10,818,000
Labor costs	6,415,000	8,683,000
Occupancy and other expenses	3,563,000	5,424,000
General and administrative expenses	571,000	759,000
Depreciation and amortization	824,000	854,000

Total costs and expenses	19,167,000	26,538,000

Income from operations	482,000	1,617,000

Interest expense	(287,000)	(289,000)
Interest income	—	75,000
Other income	133,000	11,000

Income before income taxes	328,000	1,414,000

Income taxes	224,000	560,000

Net income	$104,000	$854,000

Net income per common share – basic	$0.03	$0.27
Net income per common share – diluted	$0.03	$0.27

Weighted average shares outstanding – basic	3,213,075	3,213,075
Weighted average shares outstanding – diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Cash flows from operating activities:
Net income	$104,000	$854,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	798,000	825,000
Amortization of franchise and licenses	26,000	29,000
Amortization of loan costs	56,000	53,000
Deferred income taxes	212,000	173,000
Change in operating assets and liabilities:
Receivables, net	208,000	42,000
Inventories	(26,000)	(38,000)
Prepaid expenses	(213,000)	(168,000)
Deposits and other	5,000	1,000
Deferred rent payable	(346,000)	(52,000)
Accounts payable-trade	1,000,000	(574,000)
Income taxes receivable	9,000	658,000
Income taxes payable	—	361,000
Other accrued liabilities	(384,000)	(277,000)
Total adjustments	1,345,000	1,033,000
Net cash provided by operating activities	1,449,000	1,887,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(245,000)	(165,000)
Net cash used in investing activities	(245,000)	(165,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	(1,211,000)	54,000
Payments on long term debt	(434,000)	(2,904,000)
Proceeds from issuance of long-term debt	—	1,194,000
Payments/proceeds on line of credit, net	475,000	—
Capitalized loan costs	(6,000)	(14,000)
Principal payment on capitalized lease obligations	—	(16,000)
Net cash provided by (used in) financing activities	(1,176,000)	(1,686,000)

Net change in cash and cash equivalents	28,000	36,000

Cash and cash equivalents at beginning of period	893,000	1,118,000

Cash and cash equivalents at end of period	$921,000	$1,154,000

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$174,000	$239,000

Income taxes	$3,000	$14,000

Non cash investing and financing activities:

None.

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts for Star Buffet, Inc., together with its direct and indirect wholly-owned independently capitalized subsidiaries Summit Family Restaurants Inc., HTB Restaurants, Inc., Northstar Buffet, Inc., Star Buffet Management, Inc., Starlite Holdings, Inc., StarTexas Restaurants, Inc., JB’s Star Holdings, Inc., 4B’s Holdings, Inc., KB’s Star Holdings, Inc., Florida Buffet Holdings, Inc., and Sizzlin Star, Inc (collectively the “Company”) and have been prepared in accordance with United States generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein.  Results of operations for such interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future periods.  The accompanying condensed consolidated financial statements include the results of operations and assets and liabilities directly related to the Company’s operations.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The following is a summary of the Company's restaurant properties as of May 17, 2010. The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on operating similarities.  The Buffet Division includes 12 Barnhill’s Buffets, five HomeTown Buffets, three BuddyFreddys, two Whistle Junction restaurants and one JJ North’s Grand Buffet.  The Buffet Division also has four restaurants closed for remodeling and repositioning, a closed restaurant reported as property held for sale, and a restaurant located in Arizona that is leased to a third-party operator.  In addition, two closed restaurants are used as warehouses for equipment in Florida and Utah.   The Non-Buffet Division includes seven JB’s restaurants, six 4B’s restaurants, three K-BOB’S Steakhouses, two Casa Bonita restaurants, a Western Sizzlin restaurant, a Holiday House restaurant, a Bar-H Steakhouse and a Pecos Diamond Steakhouse.  Additionally, the Non-Buffet Division has a K-BOB’S Steakhouse and Western Sizzlin restaurant closed for remodeling.

	Buffet Division	Non-Buffet Division	Total
Owned	11	9	20
Leased	20	15	35
Total	31	24	55

As of May 17, 2010, the Company’s operating and non-operating restaurants are located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Alabama	1	−	1
Arkansas	1	1	2
Arizona	5	−	5
Colorado	−	1	1
Florida	14	1	15
Idaho	−	1	1
Mississippi	5	1	6
Montana	−	8	8
New Mexico	−	3	3
Oklahoma	−	1	1
Oregon	1	−	1
Tennessee	2	−	2
Texas	−	4	4
Utah	1	3	4
Wyoming	1	−	1
Total	31	24	55

As of May 17, 2010, the Company’s non-operating restaurants are located in the following states:

Number of
Non-Operating Restaurants

State	Buffet Division	Non-Buffet Division	Total
Arizona	1	−	1
Arkansas	−	1	1
Florida	4	−	4
Mississippi	2	−	2
Texas	−	1	1
Utah	1	−	1
Total	8	2	10

As of May 18, 2009, the Company’s operating and non-operating restaurants were located in the following states:

Number of Restaurants

State	Buffet Division	Non-Buffet Division	Total
Alabama	1	−	1
Arkansas	1	1	2
Arizona	9	−	9
Colorado	−	1	1
Florida	14	2	16
Idaho	−	1	1
Louisiana	3	−	3
Mississippi	6	1	7
Montana	−	6	6
New Mexico	1	2	3
Oklahoma	−	1	1
Oregon	1	−	1
Tennessee	3	−	3
Texas	−	4	4
Utah	1	3	4
Washington	1	−	1
Wyoming	1	−	1
Total	42	22	64

As of May 18, 2009, the Company’s non-operating restaurants were located in the following states:

Number of
Non-Operating Restaurants
State	Buffet Division	Non-Buffet Division	Total
Arizona	1	−	1
Florida	4	−	4
Texas	−	1	1
Total	5	1	6

The operating results for the 16-week period ended May 17, 2010 included operations shown in the tables above and fixed charges for 10 non-operating restaurants for the entire quarter. Six of 10 non-operating restaurants remain closed for remodeling and repositioning, one restaurant was leased to a third party and the one remaining non-operating restaurant was closed and reported as property held for sale.  In addition, two non-operating restaurants were used as warehouses for equipment in Florida and Utah.  The operating results for the 16-week period ended May 18, 2009 included operations shown in the tables above and the fixed charges for eight restaurants closed the entire quarter.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Recent Developments

On January 31, 2010 the Company closed the HomeTown Buffet restaurant in Albuquerque, New Mexico and on March 29, 2010 closed the Barnhill’s Buffet restaurant in Monroe, Louisiana. The Company had fully impaired the assets of Albuquerque in the prior fiscal year and assets in Monroe are warehoused until a new store is opened. After the quarter ended, the Company closed a Barnhill’s Buffet restaurant in Orange City, Florida on June 13, 2010.

On February 22, 2010 Vistar Corporation (‘Vistar”) in the Superior Court of the State of Arizona filed a lawsuit against the Company for the failure of the Company to pay $1.3 million in food invoices. The Company believes that Vistar overcharged the Company per the contract between the two companies. The Company has an amount of $1.0 million reserved in accounts payable on May 17, 2010.  The Company has reached a legal settlement with Vistar requiring payments of approximately $1,000,000 over the next nine months. The Company reduced costs by $185,000 and paid approximately $115,000 in the first quarter of fiscal 2011.

The Company entered into lease with an option to purchase a 4B’s restaurant in Polson, Montana in March 2010. The Company opened the restaurant on May 9, 2010.

Note (C) Related Party Transactions

Mr. Robert E. Wheaton owns approximately 45.3% of the Company's outstanding common shares including exercisable options which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters without the approval of the other stockholders.  The Company has borrowed approximately $1,992,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%.  The Company expensed $52,000 to Mr. Wheaton for interest during the first quarter of fiscal 2010 and fiscal 2009. The Company owes Mr. Wheaton $91,000 and $0 for interest as of May 17, 2010 and May 18, 2009, respectively. The principal balance and any unpaid interest are due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements. The Company owes Mr. Wheaton approximately $109,000 as of May 17, 2010 and January 25, 2010 for business expense reimbursements.

Note (D) Segment and Related Reporting

The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The Company’s reportable segments are aggregated based on operating similarities.

The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 25, 2010. The Company evaluates the performance of its operating segments based on income before income taxes.

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

	(Dollars in Thousands)
16 Weeks Ended May 17, 2010	Buffets	Non-Buffets	Other	Total
Revenues	$11,779	$7,870	$—	$19,649
Interest income	—	—	—	—
Interest expense	—	—	(287)	(287)
Depreciation & amortization	521	293	10	824
Goodwill	—	551	—	551
Property Acquisition	32	136	77	245
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	138	961	(771)	328
Total assets	$18,669	$12,477	$5,285	$36,431

	(Dollars in Thousands)
16 Weeks Ended May 18, 2009	Buffets	Non-Buffets	Other	Total
Revenues	$19,409	$8,746	$—	$28,155
Interest income	—	—	75	75
Interest expense	(1)	—	(288)	(289)
Depreciation & amortization	584	259	11	854
Goodwill	—	551	—	551
Property Acquisition	34	40	91	165
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	1,074	1,179	(839)	1,414
Total assets	$23,505	$12,827	$3,515	$39,847

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

The following table summarizes the calculation of basic and diluted net income per common share for the respective fiscal periods:

16 Weeks Ended May 17, 2010	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$104,000	3,213,075	$0.03
Weighted average common shares outstanding – diluted	$104,000	3,213,075	$0.03

16 Weeks Ended May 18, 2009
Weighted average common shares outstanding – basic	$854,000	3,213,075	$0.27
Weighted average common shares outstanding – diluted	$854,000	3,213,075	$0.27

Weighted-average common shares outstanding for the sixteen weeks ended May 17, 2010 and May 18, 2009 used to calculate diluted earnings per share exclude stock options to purchase 22,000 and 39,000 shares of common stock, respectively, due to the market price of the underlying stock being less than the exercise price.

Note (F) Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350.  ASC 350 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment.  The Company considers each asset group to be a reporting unit and therefore reviews goodwill for possible impairment by restaurant.

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

The Company performs its annual impairment analysis on February 1st.    There were no triggering events during the quarter ending May 17, 2010 that would have had an impact on goodwill. There were no goodwill impairment losses for the 16-week periods ended May 17, 2010 and May 18, 2009.

Note (G) Other Intangible Assets

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

Note (J) Properties, Building and Equipment

The components of property, buildings and equipment used in restaurant operations and two properties used as warehouses, excluding non-operating properties, are as follows:

	May 17, 2010	January 25, 2010
Property, buildings and equipment:
Furniture, fixtures and equipment	$20,822,000	$21,081,000
Land	5,332,000	5,332,000
Buildings and leasehold improvements	18,751,000	19,295,000
	44,905,000	45,708,000
Less accumulated depreciation	(21,920,000)	(21,495,000)
	$22,985,000	$24,213,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with 10 non-operating units as of May 17, 2010 and as of January 25, 2010. Six of 10 non-operating restaurants remain closed for remodeling and repositioning, one non-operating restaurant was leased to a third party and the one remaining non-operating restaurant was closed and reported as property held for sale.  In addition, two non-operating restaurants were used as warehouses for equipment in Florida and Utah and are included in the table above. During the quarter the Company closed two stores. The store in Albuquerque, New Mexico had been fully in impaired in the prior fiscal year and the equipment with a net book value of $274,000 in Monroe, Louisiana is warehoused in property, buildings and equipment held for future use. The components are as follows:

	May 17, 2010	January 25, 2010
Property and equipment leased to third parties:
Equipment	$222,000	$222,000
Land	124,000	124,000
Buildings and leaseholds	685,000	685,000
	1,031,000	1,031,000

Less accumulated depreciation	(370,000)	(362,000)
	$661,000	$669,000

	May 17, 2010	January 25, 2010
Property, buildings and equipment held for future use:
Equipment	$2,055,000	$1,671,000
Land	1,042,000	1,042,000
Buildings and leaseholds	2,855,000	2,828,000
	5,952,000	5,541,000

Less accumulated depreciation	(1,930,000)	(2,201,000)
	$4,022,000	$3,340,000

	May 17, 2010	January 25, 2010
Property held for sale:
Land	$367,000	$367,000
Buildings	364,000	364,000
	$731,000	$731,000

The Company did not record an impairment expense in the first quarter of fiscal 2011 or fiscal 2010.

Note (K) Stock-Based Compensation

The Company did not grant any stock options in the first quarter of fiscal 2011 or fiscal 2010. The intrinsic value of the outstanding stock options was $0 as of May 17, 2010.

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

On February 22, 2010, Vistar Corporation filed a lawsuit against the Company in the State of Arizona for the failure to pay $1.3 million in food invoices. The Company believes that Vistar Corporation overcharged the Company per the contract between the two companies. The Company has an amount of $1.0 million reserved in accounts payable on May 17, 2010 with respect to this matter.

In addition, the Company and its subsidiaries are engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that the resolution of any of these routine proceedings will require payments that will have a material effect on the Company's consolidated statements of operations or financial position or liquidity.

Note (M) Taxes

The Company was not able to take advantage or utilize the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips and other business credits resulting in a higher effective tax rate of approximately 68.3% for the 16-week period ended May 17, 2010 compared to 39.6% for the 16-week periods ended May 18, 2009 because the has Company more general business credits available after a new temporary IRS ruling allowed the Company loss carrybacks for five years. The IRS does not allow the use of tax credits when carrying back losses. The Company has deferred income taxes of $3,297,000 and $2,527,000 on May 17, 2010 and January 25, 2010, respectively.  The deferred tax asset is primarily the timing difference on deferred rent and fixed assets.

Note (N) Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses.  Effective January 1, 2008, the Company modified its program for insuring casualty losses by lowering the self-insured retention levels from $2 million per occurrence to $100,000 per occurrence.  Accruals for self-insured casualty losses include estimates of expected claims payments.  Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals.  The valuation reserves for the quarters ended May 17, 2010 and May 18, 2009 were $34,000 and $43,000, respectively.

Note (O) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

The carrying amounts of the Company’s notes receivable, long-term debt and capital lease obligations approximate fair value and are based on discounted cash flows using market rates at the balance sheet dates. The Company cannot estimate the fair value of the note payable to officer because of the related party nature of the transaction.

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

The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 2 for real property and Level 3 for other assets under the fair value hierarchy.  The Level 2 inputs included sales and listing prices on properties that the Company considered to be similar to those properties included in the impairment analysis.  The Level 3 inputs were utilized for other assets because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use.

Note (P) Subsequent Events

On June 13, 2010, the Company closed a Barnhill’s Buffet restaurant in Orange City, Florida.

The Company has evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2010.  Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies.  The costs associated with integrating new restaurants or under-performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This quarterly report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 25, 2010, and other filings with the Securities and Exchange Commission.

Overview

Consolidated net income for the 16-week period ended May 17, 2010 decreased $750,000 to $104,000 or $0.03 per diluted share as compared with net income of $854,000 or $0.27 per diluted share for the comparable prior year period.  The decrease in net income is due to a decrease in income from operations of approximately $1.1 million primarily from higher food and labor costs offset by lower occupancy costs and higher other income. Total revenues decreased approximately $8.6 million or 30.2% from $28.2 million in the 16 weeks ended May 18, 2009 to $19.6 million in the 16 weeks ended May 17, 2010. The decrease in revenues was primarily attributable to 16 closed stores resulting in a sales decline of approximately $6.1 million and sales declines of approximately $2.7 million in comparable same store sales.  The decline in sales was partially offset by approximately a $400,000 increase in sales from three new stores or stores only opened for a portion of the first quarter of last year.

Recent Developments

On January 31, 2010 the Company closed the HomeTown Buffet restaurant in Albuquerque, New Mexico and on March 29, 2010 closed the Barnhill’s Buffet restaurant in Monroe, Louisiana. After the quarter ended, the Company closed a Barnhill’s Buffet restaurant in Orange City, Florida on June 13, 2010.

On February 22, 2010 Vistar Corporation (‘Vistar”) in the Superior Court of the State of Arizona filed a lawsuit against the Company for the failure of the Company to pay $1.3 million in food invoices. The Company believes that Vistar overcharged the Company per the contract between the two companies. The Company has an amount of $1.0 million reserved in accounts payable on May 17, 2010.  The Company has reached a legal settlement with Vistar requiring payments of approximately $1,000,000 over the next nine months. The Company reduced costs by $185,000 and paid approximately $115,000 in the first quarter of fiscal 2011.

The Company entered into lease with an option to purchase a 4B’s restaurant in Polson, Montana in March 2010. The Company opened the restaurant on May 9, 2010.

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

Occupancy and other expenses are primarily fixed in nature and generally do not vary with restaurant sales volume especially in the short term. It is sometimes possible to lower occupancy and other expenses if given a longer period of time to adjust. For example, rent may be negotiated lower and the advertising may be reduced if the decline in sales is more permanent.  Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth.  Management, supervisory and staff salaries, employee benefits, data processing, training and office supplies are the major items of expense in this category.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 17, 2010 and May 18, 2009.

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009

Total revenues	100.0%	100.0%

Costs and expenses
Food costs	39.7	38.4
Labor costs	32.6	30.8
Occupancy and other expenses	18.1	19.3
General and administrative expenses	2.9	2.7
Depreciation and amortization	4.2	3.0
Impairment of long-lived assets	0.0	0.0
Total costs and expenses	97.5	94.3

Income from operations	2.5	5.7

Interest expense	(1.5)	(1.0)
Interest income	0.7	0.3
Other income	0.0	0.0
Income before income taxes	1.7	5.0

Income taxes	1.2	2.0

Net income	0.5%	3.0%

Effective income tax rate	68.3%	39.6%

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

(Dollars in Thousands)
16 Weeks Ended May 17, 2010	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$11,779	$7,870	$—	$19,649
Food cost	5,220	2,574	—	7,794
Labor cost	3,718	2,697	—	6,415
Interest income	—	—	—	—
Interest expense	—	—	(287)	(287)
Depreciation & amortization	521	293	10	824
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	138	961	(771)	328

16 Weeks Ended May 18, 2009	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$19,409	$8,746	$—	$28,155
Food cost	8,086	2,732	—	10,818
Labor cost	5,664	3,019	—	8,683
Interest income	—	—	75	75
Interest expense	(1)	—	(288)	(289)
Depreciation & amortization	584	259	11	854
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	1,074	1,179	(839)	1,414

(1) The sales decrease in the Buffet Division was primarily from declines in comparable same store sales and 14 closed restaurants.  The food cost as a percentage of revenue increased this year primarily due to decreases in revenue and increases in wholesale food prices as compared to the prior year.  Labor cost increased as a percentage of revenue this year primarily due to decreases in revenue and increases in minimum wages compared to the prior year.  Income (loss) before income taxes decreased primarily from the decline in revenue and increases in food and labor costs.

(2) The sales decrease in the Non-Buffet Division was primarily from declines in comparable same store sales and two closed restaurants.  The food cost as a percentage of revenue increased this year primarily due to decreases in revenue and increases in wholesale food prices as compared to the prior year.  Labor cost increased as a percentage of revenue this year primarily due to decreases in revenue and increases in minimum wages compared to the prior year.  Income (loss) before income taxes decreased primarily from the decline in revenue and increases in food and labor costs.

Total revenues decreased approximately $8.6 million or 30.2% from $28.2 million in the 16 weeks ended May 18, 2009 to $19.6 million in the 16 weeks ended May 17, 2010. The decrease in revenues was primarily attributable to 16 closed stores resulting in a sales decline of approximately $6.1 million and sales declines of approximately $2.7 million in comparable same store sales.  The decline in sales was partially offset by approximately a $400,000 increase in sales from three new stores or stores only opened for a portion of the first quarter of last year.

Food costs as a percentage of total revenues increased from 38.4% during the 16-week period ended May 18, 2009 to 39.7% during the 16-week period ended May 17, 2010. The increase as a percentage of total revenues was primarily attributable to higher prices for some commodities and a generally lower revenue base.  Food costs decreased by approximately $3.0 million in the 16-week period ended May 17, 2010 primarily due to the net decrease of 13 stores. The company reduced food costs by approximately $185,000 resulting from a legal settlement with Vistar Corporation.

Labor costs as a percentage of total revenues increased from 30.8% during the 16-week period ended May 18, 2009 to 32.6% during the 16-week period ended May 17, 2010.  The increase as a percentage of total revenues was primarily attributable to a generally lower revenue base and higher minimum wages. Labor costs decreased by approximately $2.3 million in the 16-week period ended May 17, 2010 primarily due to the net decrease of 13 stores.

Occupancy and other expenses as a percentage of total revenues decreased from 19.3% during the 16-week period ended May 18, 2009 to 18.1% during the 16-week period ended May 17, 2010. The decrease as a percentage of total revenues was primarily attributable to a decrease in facility costs as a percentage of revenues in the current year compared to the prior year. The facility cost decrease is primarily from deferred rent credits of $346,000 in the 16-week period ended May 17, 2010. Occupancy and other expenses costs decreased by approximately $1.9 million in the 16-week period ended May 17, 2010 primarily due to the net decrease of 13 stores.

General and administrative expense as a percentage of total revenues increased from 2.7% during the 16-week period ended May 18, 2009 to 2.9% during the 16-week period ended May 17, 2010. The increase as a percentage of total revenues was primarily due to a lower revenue base primarily due to the net decrease of 13 stores for the 16 weeks ended May 17, 2010 as compared to the same period of the prior year.

Depreciation and amortization expense a percentage of total revenues increased from 3.0% during the 16-week period ended May 18, 2009 to 4.2% during the 16-week period ended May 17, 2010. The increase as a percentage of total revenues was primarily attributable to lower revenue for the 16 weeks ended May 17, 2010 as compared to the same period of the prior year.

Interest expense decreased from $289,000 during the 16-week period ended May 18, 2009 to $287,000 during the 16-week period ended May 17, 2010.  The decrease was primarily attributable to a lower average debt balance in the first quarter of fiscal 2010 as compared to fiscal 2009.

Interest income decreased from $75,000 for the 16-week period ended May 18, 2009 to $0 during the 16-week period ended May 17, 2010. Interest income was primarily generated by the Company’s outstanding Federal income tax receivable in the prior year.

Other income is primarily from legal settlements of $120,000 in the 16-week period ended May 17, 2010. The legal settlements included $85,000 for the Utah Department of Transportation and $35,000 for credit cards. Rental income was $13,000 for one property leased for the entire 16-week period ended May 17, 2010.  Rental income was $11,000 for two properties leased for the entire 16-week period ended May 18, 2009.

The income tax provision totaled $224,000 or 68.3% of pre-tax income for the 16-week period ended May 17, 2010 as compared to $560,000 or 39.6% of pre-tax income for the 16-week period ended May 18, 2009. The difference in the tax provision as a percentage of pre-tax income was primarily from the non-utilization of tax credits in the current year compared to the prior year.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company’s operations.  Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws so that changes in these laws can result in higher labor costs to the Company. In addition, the cost of food commodities utilized by the Company is subject to market supply and demand pressures.  Shifts in these costs may have an impact on the Company’s food costs.  The Company anticipates that modest increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass more significant costs on to its customers, or if it were able to do so, it could do so in a short period of time.

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations, available borrowings under bank lines of credit and loans from our principal shareholder.

As of May 17, 2010, the Company had $921,000 in cash.  Cash and cash equivalents increased by $28,000 during the 16-weeks ended May 17, 2010. The net working capital deficit was $(7,314,000) and $(7,889,000) at May 17, 2010 and January 25, 2010, respectively.  The Company spent approximately $245,000 on capital expenditures in the 16-weeks ending May 17, 2010.

Cash provided by operations was $1.4 million for the 16-weeks ending May 17, 2010 and $1.9 million for the 16-weeks ending May 18, 2009.  The decrease in cash generated from operating activities for the 16-week period ending May 17, 2010 was primarily a result of lower net income. The decrease in net income resulted primarily from higher food and labor costs offset by lower occupancy costs and higher other income.

Cash used by financing activities was approximately $1,200,000. The Company decreased checks written in excess of bank balance by $1.2 million.

The following table is a summary of the Company’s outstanding debt obligations.

	May 17	May 17	January 25	January 25
	2010	2010	2010	2010
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$6,387,000	$755,000	$6,597,000	$730,000
Bank Debt-Revolver	2,475,000	-	2,000,000	-
Bank Debt-Term	4,225,000	900,000	4,450,000	900,000
Subordinated Debt	1,992,000	-	1,992,000	-
Total Debt	$15,079,000	$1,655,000	$15,039,000	$1,630,000

The Company has a Credit Facility with Wells Fargo Bank, N.A. consisting of an $8,000,000 term loan and a $2,500,000 revolving line of credit.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $225,000 per quarter with any remaining balance due at maturity.  Interest is payable monthly.  The $2,500,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.  Based on the financial results of the quarter ended May 17, 2010, the Company was not in compliance with the financial covenant requiring a maximum Total Lease Adjusted Leverage Ratio of 5:1.  The Company received a waiver of this requirement for the first quarter only from Wells Fargo.  In addition, the Company is required to meet the following financial covenants: The Consolidated Pre-Distribution Fixed Charge Coverage Ratio requires a minimum ratio of 1.2:1, the Consolidated Post-Distribution Fixed Charge Coverage Ratio requires a minimum ratio of 1.05:1 and Growth Capital Expenditures Made or Committed can not exceed $2,000,000 in the fiscal year.  As of May 17, 2010 the Company was in compliance with the other three covenant requirements.  There can be no assurance that future operating results will be sufficient to remain in compliance with the financial covenants required by the Credit Facility.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%.  In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms.  This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of May 17, 2010 and May 18, 2009.  The Company expensed $52,000 to Mr. Wheaton for interest during the first quarter of fiscal 2010 and fiscal 2009. The Company owes Mr. Wheaton $91,000 and $0 for interest as of May 17, 2010 and May 18, 2009, respectively. The principal balance and any unpaid interest are due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements. The Company owes Mr. Wheaton approximately $109,000 as of May 17, 2010 and January 25, 2010 for business expense reimbursements.

The Company has indicated that it plans moderate growth based primarily on acquisitions. Growth plans through acquisition is capital intensive particularly when an acquisition involves the purchase of real estate. Traditionally, the Company has financed acquisitions through a combination of cash on hand, bank borrowings and real estate mortgages. Given limited bank borrowing capacity and troubles in real estate financing markets, it is unlikely that the Company achieve growth objectives until conditions improve.

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

Property and equipment in non-operating units or stored in warehouses is depreciated and is recorded on the balance sheet as property, building and equipment held for future use. Property and equipment in non-operating units held for remodeling or repositioning is depreciated and is recorded on the balance sheet as property, building and equipment held for future use.

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

Impairment of Goodwill

Goodwill primarily represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350.  ASC 350 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment.  The Company considers each asset group to be a reporting unit and therefore reviews goodwill for possible impairment by restaurant.

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

The Company performs its annual impairment analysis on February 1st.    There were no triggering events during the quarter ending May 17, 2010 that would have had an impact on goodwill. There were no goodwill impairment losses for the 16-week periods ended May 17, 2010 and May 18, 2009.

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

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations of its wholly-owned direct and indirect independently capitalized subsidiaries as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
			(Dollars in thousands)
Long-term debt	$15,079	$1,655	$9,626	$2,825	$973
Operating leases	9,585	1,744	2,907	1,577	3,357
Capital leases	—	—	—	—	—
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$24,664	$3,399	$12,533	$4,402	$4,330

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The Company is in the process of evaluating these additional disclosure requirements and does not expect they will have a significant impact on its Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but certain requirements must be met. The Company is in the process of evaluating ASU 2009-13 and does not expect it will have a significant impact on its Consolidated Financial Statements

Item 4.  Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report as a result of the material weakness in our internal control over financial reporting discussed in our report on Form 10-K for the year ended January 25, 2010.

Changes in Internal Control Over Financial Reporting

We are currently undertaking a number of measures to remediate the material weaknesses  involving inadequate segregation of duties and untimely account reconciliation discussed in our report on Form 10-K for the year ended January 25, 2010 to ensure that account reconciliations are completed earlier in the accounting cycle.  Those measures will be implemented during our fiscal year 2011, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

On February 22, 2010 Vistar Corporation (‘Vistar”) in the Superior Court of the State of Arizona filed case number CV-2010-04632 against the Company for the failure of the Company to pay $1.3 million in food invoices. The Company believes that Vistar overcharged the Company per the contract between the two companies. The Company has an amount of $1.0 million reserved in accounts payable on May 17, 2010.  The Company has reached a legal settlement with Vistar requiring payments of approximately $1,000,000 over the next nine months. The Company has reduced costs by $185,000 and paid approximately $115,000 in the first quarter of fiscal 2011.  The Company filed to move the case to Federal District Court. The case number in federal court is CV-10-0593-PHX-NVW. There is a pending motion to remove the matter to the Florida District Court.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended January 25, 2010.

Item 5. Other Information

None.

Item 6.  Exhibits

(a)           The following exhibits are attached to this report unless noted as previously filed:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of theSarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of theSarbanes-Oxley Act of 2002.
99.1	Press release dated July 6, 2010.

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

STAR BUFFET, INC. AND SUBSIDIARIES

July 6, 2010	By:	/s/ Robert E. Wheaton
Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer

July 6, 2010		/s/ Ronald E. Dowdy
Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer