Form 10-Q
period 2010-08-09
STAR BUFFET INC
filed 2010-10-15
CIK 1043156

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549
FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 9, 2010
OR

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
Yes ☐ No ☐

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of October 7, 2010, there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

i

PART I:  FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 9, 2010	January 25, 2010
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$733,000	$893,000
Receivables, net	311,000	514,000
Income tax receivable	520,000	475,000
Inventories	463,000	520,000
Deferred income taxes	274,000	361,000
Prepaid expenses	399,000	71,000

Total current assets	2,700,000	2,834,000

Property, buildings and equipment:
Property, buildings and equipment, net	19,995,000	24,213,000
Property and equipment leased to third parties, net	655,000	669,000
Property, buildings and equipment held for future use, net	4,400,000	3,340,000
Property held for sale	727,000	731,000
Total property, buildings and equipment	25,777,000	28,953,000

Other assets:
Notes receivable, net of current portion	415,000	415,000
Deposits and other	478,000	460,000
Loan cost, net	301,000	381,000

Total other assets	1,194,000	1,256,000

Deferred income taxes, net	3,839,000	3,148,000

Intangible assets:
Goodwill	551,000	551,000
Other intangible assets, net	441,000	486,000

Total intangible assets	992,000	1,037,000

Total assets	$34,502,000	$37,228,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued)

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	August 9, 2010	January 25, 2010
	(Unaudited)	(Unaudited)
Current liabilities:
Accounts payable-trade	$4,497,000	$3,194,000
Checks written in excess of bank balance	127,000	1,712,000
Payroll and related taxes	1,437,000	1,531,000
Sales and property taxes	1,117,000	1,382,000
Rent, licenses and other	1,235,000	1,274,000
Current maturities of obligations under long-term debt	7,520,000	1,630,000

Total current liabilities	15,933,000	10,723,000

Deferred rent payable	189,000	588,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	5,162,000	11,417,000

Total liabilities	23,276,000	24,720,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(6,520,000)	(5,238,000)

Total stockholders’ equity	11,226,000	12,508,000

Total liabilities and stockholders’ equity	$34,502,000	$37,228,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9,	August 10,	August 9,	August 10,
	2010	2009	2010	2009
Total revenues	$13,796,000	$19,509,000	$33,446,000	$47,664,000

Costs, expenses and other
Food costs	5,015,000	7,479,000	12,809,000	18,297,000
Labor costs	4,625,000	6,352,000	11,041,000	15,035,000
Occupancy and other expenses	2,808,000	3,923,000	6,372,000	9,347,000
General and administrative expenses	517,000	486,000	1,088,000	1,245,000
Depreciation and amortization	629,000	725,000	1,452,000	1,579,000
Impairment of long-lived assets	2,247,000	436,000	2,247,000	436,000
Gain resulting from fire loss	—	(306,000)	—	(306,000)

Total costs, expenses and other	15,841,000	19,095,000	35,009,000	45,633,000

(Loss) income from operations	(2,045,000)	414,000	(1,563,000)	2,031,000

Interest expense	(221,000)	(229,000)	(508,000)	(518,000)
Interest income	—	—	—	75,000
Other income	10,000	10,000	143,000	21,000

(Loss) income before income taxes (benefit)	(2,256,000)	195,000	(1,928,000)	1,609,000

Income tax (benefit) provision	(870,000)	110,000	(646,000)	670,000

Net (loss) income	$(1,386,000)	$85,000	$(1,282,000)	$939,000

Net (loss) income per common share – basic	$(0.43)	$0.03	$(0.40)	$0.29
Net (loss) income per common share – diluted	$(0.43)	$0.03	$(0.40)	$0.29

Weighted average shares outstanding – basic	3,213,075	3,213,075	3,213,075	3,213,075
Weighted average shares outstanding –diluted	3,213,075	3,213,075	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	28 Weeks Ended
	August 9, 2010	August 10, 2009
Cash flows from operating activities:
Net (loss) income	$(1,282,000)	$939,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,407,000	1,532,000
Amortization of franchise and licenses	45,000	47,000
Amortization of loan costs	98,000	93,000
Impairment of long-lived assets	2,247,000	436,000
Gain resulting from fire loss	—	(306,000)
Deferred income taxes	(604,000)	727,000
Change in operating assets and liabilities:
Receivables, net	203,000	78,000
Inventories	57,000	(23,000)
Prepaid expenses	(328,000)	(228,000)
Deposits and other	(18,000)	(215,000)
Deferred rent payable	(399,000)	(156,000)
Accounts payable-trade	1,303,000	(663,000)
Income taxes receivable	(45,000)	575,000
Other accrued liabilities	(398,000)	(75,000)
Total adjustments	3,568,000	1,822,000
Net cash provided by operating activities	2,286,000	2,761,000

Cash flows from investing activities:
Insurance proceeds	—	200,000
Acquisition of property, buildings and equipment	(478,000)	(1,199,000)
Net cash used in investing activities	(478,000)	(999,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	(1,585,000)	868,000
Payments on long term debt	(840,000)	(3,952,000)
Proceeds from issuance of long-term debt	—	1,369,000
Payments/proceeds on line of credit, net	475,000	—
Capitalized loan costs	(18,000)	(13,000)
Principal payment on capitalized lease obligations	—	(29,000)
Net cash used in financing activities	(1,968,000)	(1,757,000)

Net change in cash and cash equivalents	(160,000)	5,000

Cash and cash equivalents at beginning of period	893,000	1,118,000

Cash and cash equivalents at end of period	$733,000	$1,123,000

STAR BUFFET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	28 Weeks Ended
	August 9, 2010	August 10, 2009
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$318,000	$427,000

Income taxes	$3,000	$14,000

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

The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The following table details the Company's 49 restaurant properties as of August 9, 2010 by reporting segment. The Buffet Division which has 25 restaurant properties includes seven Barnhill’s Buffets, five HomeTown Buffets, two BuddyFreddys, two Whistle Junction restaurants and one JJ North’s Grand Buffet.  The Buffet Division also has four restaurants closed for remodeling and repositioning, a closed restaurant reported as property held for sale, and a restaurant located in Arizona that is leased to a third-party operator.  In addition, two closed restaurants are used as warehouses for equipment in Florida and Utah.   The Non-Buffet Division which has 24 restaurant properties includes six JB’s restaurants, six 4B’s restaurants, three K-BOB’S Steakhouses, two Casa Bonita restaurants, a Western Sizzlin restaurant, a Holiday House restaurant, a Bar-H Steakhouse and a Pecos Diamond Steakhouse.  Additionally, the Non-Buffet Division has a K-BOB’S Steakhouse, a JB’s restaurant and Western Sizzlin restaurant closed for remodeling.

	Buffet Division	Non-Buffet Division	Total
Owned	11	9	20
Leased	14	15	29
Total	25	24	49

As of August 9, 2010, the Company’s 49 restaurants are located in the following states:

Number of Restaurants
State	Buffet Division	Non-Buffet Division	Total
Alabama	1	−	1
Arkansas	1	1	2
Arizona	5	−	5
Colorado	−	1	1
Florida	10	1	11
Idaho	−	1	1
Mississippi	3	1	4
Montana	−	8	8
New Mexico	−	3	3
Oklahoma	−	1	1
Oregon	1	−	1
Tennessee	2	−	2
Texas	−	4	4
Utah	1	3	4
Wyoming	1	−	1
Total	25	24	49

As of August 9, 2010, 11 of the Company’s 49 restaurants are designated as non-operating restaurants and are located in the following states:

Number of Non-Operating Restaurants
State	Buffet Division	Non-Buffet Division	Total
Arizona	1	−	1
Arkansas	−	1	1
Florida	4	−	4
Mississippi	1	−	1
Tennessee	1	−	1
Texas	−	1	1
Utah	1	1	2
Total	8	3	11

The operating results for the 28-week period ended August 9, 2010 included operations shown in the tables on the previous page and fixed charges for 11 non-operating restaurants for the entire quarter. Seven of 11 non-operating restaurants remain closed for remodeling and repositioning, one restaurant was leased to a third party and the one remaining non-operating restaurant was closed and reported as property held for sale.  In addition, two non-operating restaurants were used as warehouses for equipment in Florida and Utah.

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January.  The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks.

Note (B) Recent Developments

On January 31, 2010 the Company closed the HomeTown Buffet restaurant in Albuquerque, New Mexico and on March 29, 2010 closed the Barnhill’s Buffet restaurant in Monroe, Louisiana. The Company had fully impaired the assets of the Albuquerque restaurant in the prior fiscal year.  The assets in Monroe were warehoused pending a new reopening.  When the Company was unable to re-open in a new location in Monroe, the assets were impaired in the second quarter of fiscal 2011.

The Company closed seven restaurants in the second quarter fiscal year 2011.  The seven restaurants were Barnhill’s Buffets in Orange City, Florida, Leesburg, Florida, Moss Point, Mississippi, Apopka, Florida, and Collierville, Tennessee; a BuddyFreddys in Brandon, Florida; and a JB’s restaurant in St. George, Utah. All seven of the restaurants fixed assets were impaired in the second quarter of 2011 except St. George. Please see Note (J) Properties, Buildings and Equipment for impairment expense detail.

Subsequent to the end of the second quarter on August 9, 2010, the Company closed four additional restaurants: a HomeTown Buffet in Casper, Wyoming; a BuddyFreddys in North Fort Myers, Florida; a Barnhills Buffet in New Port Richey, Florida; and a JB’s restaurant in Albuquerque, New Mexico. All four of the restaurants fixed assets were impaired in the second quarter of 2011 except Albuquerque. Please see Note (J) Properties, Buildings and Equipment for impairment expense detail.

Note (C) Related Party Transactions

Mr. Robert E. Wheaton owns approximately 45.3% of the Company's outstanding common shares including exercisable options which have vested and may have the effective power to elect members of the board of directors and to control the vote on substantially all other matters without the approval of the other stockholders.  The Company has borrowed approximately $1,992,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%.  The Company expensed $91,000 to Mr. Wheaton for interest and paid $0 during the first 28 weeks of fiscal 2010. The Company expensed and paid $91,000 to Mr. Wheaton for interest during the first 28 weeks of fiscal 2009. The Company owes Mr. Wheaton $130,000 and $0 for interest as of August 9, 2010 and August 10, 2009, respectively. The principal balance and any unpaid interest are due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements. The Company also owes Mr. Wheaton approximately $94,000 and $109,000, respectively as of August 9, 2010 and January 25, 2010 for advances to the Company by Mr. Wheaton primarily to acquire property and equipment.

Note (D) Segment and Related Reporting

The Company has two reporting segments, the Buffet Division and the Non-Buffet Division. The accounting policies of the reportable segments are the same as those described in Note 1 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 25, 2010. The Company evaluates the performance of its operating segments based on pre-tax cashflows.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The Other category presented in the tables on the next page relate to the Company as a whole, and not reportable segments.

	(Dollars in Thousands)
12 Weeks Ended August 9, 2010	Buffets	Non-Buffets	Other	Total
Revenues	$6,454	$7,342	$—	$13,796
Interest income	—	—	—	—
Interest expense	—	—	(221)	(221)
Depreciation & amortization	393	229	7	629
Goodwill	—	551	—	551
Property Acquisition	47	71	115	233
Impairment of long-lived assets	2,247	—	—	2,247
Income (loss) before income taxes	(2,741)	1,200	(715)	(2,256)
Total assets	$15,804	$12,380	$6,318	$34,502

	(Dollars in Thousands)
12 Weeks Ended August 10, 2009	Buffets	Non-Buffets	Other	Total
Revenues	$11,884	$7,625	$—	$19,509
Interest income	—	—	—	—
Interest expense	—	—	(229)	(229)
Depreciation & amortization	491	225	9	725
Goodwill	—	551	—	551
Property Acquisition	805	209	19	1,033
Impairment of long-lived assets	290	146	—	436
Income (loss) before income taxes	(350)	1,214	(669)	195
Total assets	$23,592	$12,792	$3,124	$39,508

	(Dollars in Thousands)
28 Weeks Ended August 9, 2010	Buffets	Non-Buffets	Other	Total
Revenues	$18,234	$15,212	$—	$33,446
Interest income	—	—	—	—
Interest expense	—	—	(508)	(508)
Depreciation & amortization	912	523	17	1,452
Goodwill	—	551	—	551
Property Acquisition	79	207	192	478
Impairment of long-lived assets	2,247	—	—	2,247
Income (loss) before income taxes	(2,604)	2,162	(1,486)	(1,928)
Total assets	$15,804	$12,380	$6,318	$34,502

	(Dollars in Thousands)
28 Weeks Ended August 10, 2009	Buffets	Non-Buffets	Other	Total
Revenues	$31,292	$16,372	$—	$47,664
Interest income	—	—	75	75
Interest expense	(1)	—	(517)	(518)
Depreciation & amortization	1,076	483	20	1,579
Goodwill	—	551	—	551
Property Acquisition	818	270	111	1,199
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	724	2,393	(1,508)	1,609
Total assets	$23,592	$12,792	$3,124	$39,508

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

The following table summarizes the calculation of basic and diluted net income per common share for the respective fiscal periods:

12 Weeks Ended August 9, 2010	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$(1,386,000)	3,213,075	$(0.43)
Weighted average common shares outstanding – diluted	$(1,386,000)	3,213,075	$(0.43)
12 Weeks Ended August 10, 2009
Weighted average common shares outstanding – basic	$85,000	3,213,075	$0.03
Weighted average common shares outstanding – diluted	$85,000	3,213,075	$0.03

28 Weeks Ended August 9, 2010	Net Income	Shares	Per Share Amount
Weighted average common shares outstanding – basic	$(1,282,000)	3,213,075	$(0.40)
Weighted average common shares outstanding – diluted	$(1,282,000)	3,213,075	$(0.40)
28 Weeks Ended August 10, 2009
Weighted average common shares outstanding – basic	$939,000	3,213,075	$0.29
Weighted average common shares outstanding – diluted	$939,000	3,213,075	$0.29

Weighted-average common shares outstanding for the 12 and 28 weeks ended August 9, 2010 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock because these options are antidilutive due to the Company’s net loss for the periods.

Weighted-average common shares outstanding for the 12 and 28 weeks ended August 9, 2009 used to calculate diluted earnings per share exclude stock options to purchase 33,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, and governmental and environmental factors in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test.

The Company performs its annual impairment analysis on February 1st of each year.   The $551,000 in carrying value of goodwill at August 9, 2010 is related to our purchase of two JB’s restaurants in Montana and one in Utah. These stores continue to produce favorable operating results. There were no triggering events during the quarter ending August 9, 2010 that would have had an impact on goodwill. There were no goodwill impairment losses for the 28-week periods ended August 9, 2010 and August 10, 2009.

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

Note (J) Properties, Building and Equipment

The components of property, buildings and equipment used in restaurant operations include 38 restaurant properties and two properties used as warehouses, excluding non-operating properties, are as follows:

	August 9, 2010	January 25, 2010
Property, buildings and equipment:
Furniture, fixtures and equipment	$16,150,000	$21,081,000
Land	4,882,000	5,332,000
Buildings and leasehold improvements	15,378,000	19,295,000
	36,410,000	45,708,000
Less accumulated depreciation	(16,415,000)	(21,495,000)
	$19,995,000	$24,213,000

The impairment expense in the second quarter of fiscal 2011 related to six of the seven stores closed in the quarter and to three of the four stores closed subsequent to the quarter ending August 9, 2010 and one store in Monroe, Louisiana that was closed in the first quarter when the Company was unable in the second quarter to re-open in a new location in Monroe. The impairment of 10 stores related to leases that were not renewed or exited. The decline in the economy has resulted in the Company not renewing or exiting 13 leases, two in the first quarter, seven in the second quarter and four in the third quarter of fiscal 2011 resulting in the impairment of assets in the quarter ended August 9, 2010 for ten stores. One of the 13 closures was impaired in the prior year and two did not require impairment since the fair value of the remaining fixed assets exceeds the carrying value.  Impairment expense of $436,000 in the second quarter of fiscal 2010 was for leasehold improvements and license fees.  Total impairment expense, which is primarily related to our Buffet Division segment, related to property, building , equipment and license fees charged to operations was $2,247,000 and $436,000 for the quarters ended August 9, 2010 and August 10, 2009, respectively, is as follows:

	August 9, 2010	August 10, 2009
Equipment/other impairment.	$447,000	$31,000
Leasehold improvement impairment	1,800,000	405,000
Total impairment	$2,247,000	$436,000

Total property, buildings and equipment includes the following land, equipment and buildings and leaseholds associated with 11 and 10, respectively, non-operating units as of August 9, 2010 and as of January 25, 2010. Seven of 11 non-operating restaurants remain closed for remodeling and repositioning, one non-operating restaurant was leased to a third party and the one remaining non-operating restaurant was closed and reported as property held for sale.  In addition, two non-operating restaurants were used as warehouses for equipment in Florida and Utah and are included in the table above. During the quarter the Company closed seven stores. The Company impaired 10 restaurants in the second quarter of FY 2011 with impairment expense of $447,000 for equipment and $1,800,000 for leasehold improvements.

 The other components of property and equipment not used in operating restaurants are as follows:

	August 9, 2010	January 25, 2010
Property and equipment leased to third parties: Equipment	$221,000	$222,000
Land	124,000	124,000
Buildings and leaseholds	685,000	685,000
	1,030,000	1,031,000

Less accumulated depreciation	(375,000)	(362,000)
	$655,000	$669,000

	August 9, 2010	January 25, 2010
Property, buildings and equipment held for future use:
Equipment	$3,071,000	$1,671,000
Land	843,000	1,042,000
Buildings and leaseholds	3,737,000	2,828,000
	7,651,000	5,541,000

Less accumulated depreciation	(3,251,000)	(2,201,000)
	$4,400,000	$3,340,000

	August 9, 2010	January 25, 2010
Property held for sale:
Land	$367,000	$367,000
Buildings	360,000	364,000
	$727,000	$731,000

Property, buildings and equipment held for future use included seven restaurants closed for remodeling and repositioning with a net book value of $3,078,000 as of August 9, 2010 and included four restaurants closed for remodeling and repositioning with a net book value of $3,718,000 as of August 10, 2009.

Note (K) Stock-Based Compensation

The Company did not grant any stock options in the first two quarters of fiscal 2011 or fiscal 2010. The intrinsic value of the outstanding stock options was $0 as of August 9, 2010.

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

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates. In accordance with the terms of the strategic alliance, the Company agreed to lend K-BOB’S up to $1.5 million on a long-term basis. In exchange, K-BOB’S granted the Company an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas.  On January 28, 2008, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants. In connection with the purchase, the Company entered into license agreements which required the payment of certain fees to K-BOB’S based on the restaurant gross sales. The Company has a note receivable balance due from K-BOB’s of $214,000 at August 9, 2010.  Although the note is delinquent, management believes that given other business relationships with K-BOB’S that certain offsets or credits will result in full payment of this amount.

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

On August 4, 2010, a landlord of a Company subsidiary filed a $3,700,000 lawsuit for unpaid and accelerated rents related  to  three stores closed in the fiscal second quarter and one in the prior year.   The Company was unsuccessful in an attempt to renegotiate the leases.  The claim for damages relates to the future lease payments under the original lease agreements.  Management believes that fair value of the sublease rentals for these properties exceeds the future lease payments required under the original lease agreements.  The Company believes that this lawsuit is without merit and plans to vigorously defend against the claims. However, there is no assurance the Company will prevail and an adverse decision could have a material impact on the Company’s financial condition and operating results.

Note (M) Income Taxes

The provision (benefit) for income taxes was as follows:

	12 Weeks Ended August 9, 2010		28 Weeks Ended August 9, 2010
Current		$(614,000)	$(699,000)
Deferred		(256,000)	53,000
	$	(870,000)	$(646,000)

The Company was not able to take advantage or utilize the Credit for Employer Social Security and Medicare Taxes paid on certain Employee Tips and other business credits resulting in a higher effective tax rate or lower effective benefit for periods with losses for the 28-week periods ended August 9, 2010 and August 10, 2009 as compared to prior periods when the Company utilized business tax credits. In the current fiscal year general business credits increased to $997,000 due to a new temporary IRS ruling allowing the Company to carry back losses for five years which required reestablishing credits previously utilized in prior taxable years. The IRS does not allow the use of tax credits when carrying back losses. A valuation allowance of $100,000 was established in the first fiscal quarter of 2011 against the General Business Credits.  The Company has net deferred income tax assets of $4,113,000 and $3,509,000 on August 9, 2010 and January 25, 2010, respectively.  The deferred tax asset results primarily from the temporary timing difference from depreciation of $1,079,000, tax credits of $997,000, and net operating losses of $1,579,000 for tax and financial reporting purposes.

Note (N) Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property and casualty coverages; and excess policies for casualty losses.    Accruals for self-insured casualty losses include estimates of expected claims payments.  The valuation reserves for the quarters ended August 9, 2010 and August 10, 2009 were $29,000 and $46,000, respectively.

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

The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 2 for real property and Level 3 for other assets under the fair value hierarchy.  The Level 2 inputs included sales and listing prices on properties that the Company considered to be similar to those properties included in the impairment analysis.  The Level 3 inputs were utilized for other assets such as restaurant equipment because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use.

As discussed in Note J, we recorded asset impairment charges for long-lived assets associated with 10 of our restaurants.  These long-lived assets had a carrying amount of $2,247,000 and were written down to their estimated fair value of $0. The fair value of each restaurant’s long-lived assets was determined using either a discounted cash flow model or the market value of each restaurant’s long-lived assets. The market value was determined based upon market prices for similar assets in active markets and are classified within Level 2. Valuations using discounted cash flows are classified within Level 3 as these valuations were determined by projecting future cash flows of each restaurant and discounting those cash flows at a rate reflective of current market conditions and factors specific to our company. Equipment classified as for future use is reviewed for impairment at the time it is moved to that classification.  Equipment in poor performing stores is periodically evaluated for impairment.  Equipment in closed stores or those to be closed are evaluated at the time the decision to close the store is made.  Generally, equipment in closed stores currently have less value than in prior and in active markets because of the state of the economy.   The following table presents information about our assets measured at fair value on a non-recurring basis at August 9, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Fair Value Measurements at August 9, 2010 Using

	Level 1	Level 2	Level 3
Real Property		$2,941,000
Note receivable			$201,000

The carrying value of these assets did not change in the 28 week period ended August 9, 2010.

Note (P) Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	August 9	August 9	January 25	January 25
	2010	2010	2010	2010
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$6,207,000	$1,045,000	$6,597,000	$730,000
Bank Debt-Revolver	2,475,000	2,475,000	2,000,000	-
Bank Debt-Term	4,000,000	4,000,000	4,450,000	900,000
Subordinated Debt	1,992,000	-	1,992,000	-
Total Debt	$14,674,000	$7,520,000	$15,039,000	$1,630,000

The Company has a Credit Facility with Wells Fargo Bank, N.A. that consists of an $8,000,000 term loan and a $2,500,000 revolving line of credit.  As of August 9, 2010 the term loan balance was $4,000,000 and the revolving line of credit balance was $2,475,000.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo has a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $225,000 per quarter with any remaining balance due at maturity.  Interest is payable monthly.  The $2,500,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.

Based on the financial results of the quarter ended August 9, 2010, the Company was not in compliance with two of the four financial covenants contained in the Credit Facility; the Total Lease Adjusted Leverage Ratio of 5:1 and the Consolidated Pre-Distribution Fixed Charge Coverage Ratio of 1.2:1. Therefore, it was necessary for the Company to obtain waivers from Well Fargo Bank, N.A. in order to remain in compliance. The Company received a waiver of these requirements from Wells Fargo for the second quarter.  However, because the Company does not expect to be in compliance of the Total Lease Adjusted Leverage Ratio for the  third fiscal quarter ending November 1, 2010, Accounting Standards Codification 470-10-45-1 requires the Wells Fargo debt to be classified as currently due on the Company’s balance sheet.

The Company is currently in negotiations with Wells Fargo to obtain a waiver for this one probable covenant compliance violation in the third quarter of the current fiscal year.  The Company believes, based on discussions with Well Fargo, that although Wells Fargo may have call rights under the debt agreement should the Company be in noncompliance with one or more of its loan covenants at the next measurement date, the Company expects it will obtain a waiver.  However, there can be no assurance that Wells Fargo would not call the loan should it desire to exercise it right to do so if future covenant violations occur or that future operating results will be sufficient to remain in compliance with the four financial covenants, thereafter.

The Company believes that although the Wells Fargo debt is classified as current on the accompanying balance sheet at August 9, 2010, timely repayments will be made under the existing amortization schedule and the debt maturity reclassification will have little immediate effect on the Company’s liquidity.  The Company also believes that cash on hand and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and loan repayment requirements during the next 12 months.  However, there can be no assurance that cash on hand and cash flow from operations will be sufficient to satisfy these requirements.

Note (Q) Subsequent Events

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

Overview

The Company has a consolidated net loss for the 12-week period ended August 9, 2010 of $(1,386,000) or $(0.43) per diluted share as compared with net income of $85,000 or $0.03 per diluted share for the comparable prior year period, a change of approximately $1,471,000 from the prior year period.  The increase in the net loss is due to a decrease in income from operations of approximately $2,460,000 which primarily resulted from an increase in impairment expense of $1,811,000 as compared to the prior year period and a $306,000 gain on property disposals related to the fire in Jonesboro, Arkansas that was recognized in the prior year period. Total revenues decreased approximately $5.7 million or 29.3% from $19.5 million in the 12 weeks ended August 10, 2009 to $13.8 million in the 12 weeks ended August 9, 2010. The decrease in revenues was primarily attributable to 23 closed stores of which 14 stores were closed in fiscal 2010 and nine stores were closed in fiscal 2011 resulting in a sales decline of approximately $5.1 million and sales declines of approximately $1.1 million or approximately 8.6% in comparable same store sales.  The decline in sales was partially offset by $500,000 increase attributable to new stores or stores only opened for a portion of the second quarter of last year.

 The Company has a consolidated net loss for the 28-week period ended August 9, 2010 of $(1,282,000) or $(0.40) per diluted share as compared with net income of $939,000 or $0.29 per diluted share for the comparable prior year period , a change of approximately $2,221,000 from the prior year period.  The change is due to a decrease in income from operations of approximately $3,595,000 primarily from an increase in impairment expense of $1,811,000, a $306,000 gain on property disposals related to the fire in Jonesboro, Arkansas recorded in the prior year period, as discussed above, year and higher labor and general and administrative costs as a percentage of revenue. Total revenues decreased approximately $14.2 million or 29.8% from $47.7 million in the 28 weeks ended August 10, 2009 to $33.4 million in the 28 weeks ended August 9, 2010. The decrease in revenues was primarily attributable to 23 closed stores of which 14 stores were closed in fiscal 2010 and nine stores were closed in fiscal 2011 resulting in a sales decline of approximately $11.9 million and sales declines of approximately $3.1 million or approximately 10% in comparable same store sales.  The decline in sales was partially offset by approximately $800,000 increase attributable to new stores or stores only opened for a portion of the first and second quarters of last year.

Recent Developments

On January 31, 2010 the Company closed the HomeTown Buffet restaurant in Albuquerque, New Mexico and on March 29, 2010 closed the Barnhill’s Buffet restaurant in Monroe, Louisiana. The Company had fully impaired the assets of the Albuquerque restaurant in the prior fiscal year.  The assets in Monroe were warehoused pending a new reopening.  When the Company was unable to re-open in a new location in Monroe, the assets were impaired in the second quarter of fiscal 2011.

The Company entered into lease with an option to purchase a 4B’s restaurant in Polson, Montana in March 2010. The Company opened the restaurant in May 2010.

The Company closed seven restaurants in the second quarter fiscal year 2011.  The seven restaurants were Barnhill’s Buffets in Orange City, Florida, Leesburg, Florida, Moss Point, Mississippi, Apopka, Florida, and Collierville, Tennessee; a BuddyFreddys in Brandon, Florida; and a JB’s restaurant in St. George, Utah. All seven of the restaurants fixed assets were impaired in the second quarter of 2011 except St. George. Please see Note (J) Properties, Buildings and Equipment for impairment expense detail.

Subsequent to the end of the second quarter on August 9, 2010, the Company closed four additional restaurants: a HomeTown Buffet in Casper, Wyoming; a BuddyFreddys in North Fort Myers, Florida; a Barnhills Buffet in New Port Richey, Florida; and a JB’s restaurant in Albuquerque, New Mexico. All four of the restaurants fixed assets were impaired in the second quarter of 2011 except Albuquerque. Please see Note (J) Properties, Buildings and Equipment for impairment expense detail.

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

Occupancy and other expenses are primarily fixed in nature and generally do not vary with restaurant sales volume especially in the near term. It is sometimes possible to lower occupancy and other expenses if given a longer period of time to adjust. For example, rents may be renegotiated if the decline in sales is more permanent.  Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base.  Management, supervisory and staff salaries, employee benefits, data processing, training and office supplies are the major items of expense in this category.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 9, 2010 and August 10, 2009.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2010	August 10, 2009	August 9, 2010	August 10, 2009
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	36.3	38.3	38.3	38.4
Labor costs	33.5	32.6	33.0	31.5
Occupancy and other expenses	20.3	20.1	19.1	19.6
General and administrative expenses	3.8	2.5	3.3	2.6
Depreciation and amortization	4.6	3.7	4.3	3.3
Impairment of long-lived assets	16.3	2.2	6.7	0.9
Gain resulting from fire loss	—	(1.6)	—	(0.7)
Total costs, expenses and other	114.8	96.4	104.7	95.7

(Loss) income from operations	(14.8)	2.1	(4.7)	4.3

Interest expense	(1.6)	(1.2)	(1.5)	(1.1)
Interest income	0.0	0.0	0.0	0.2
Other income	0.1	0.1	0.4	0.0
Income before income taxes	(16.3)	1.0	(5.8)	3.4

Income tax (benefit) provision	(6.3)	0.6	(1.9)	1.4

Net (loss) income	(10.0)%	0.4%	(3.8)%	2.0%

Effective income tax rate	(38.5)%	56.4%	(33.5)%	41.6%

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

(Dollars in Thousands)
12 Weeks Ended August 9, 2010	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$6,454	$7,342	$—	$13,796
Food cost	2,776	2,239	—	5,015
Labor cost	2,211	2,414	—	4,625
Interest income	—	—	—	—
Interest expense	—	—	(221)	(221)
Depreciation & amortization	393	229	7	629
Impairment of long-lived assets	2,247	—	—	2,247
Income (loss) before income taxes	(2,742)	1,200	(715)	(2,257)
12 Weeks Ended August 10, 2009	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$11,884	$7,625	$—	$19,509
Food cost	5,200	2,279	—	7,479
Labor cost	3,834	2,518	—	6,352
Interest income	—	—	—	—
Interest expense	—	—	(229)	(229)
Depreciation & amortization	491	225	9	725
Impairment of long-lived assets	290	146	—	436
Income (loss) before income taxes	(350)	1,214	(669)	195

(Dollars in Thousands)
28 Weeks Ended August 9, 2010	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$18,234	$15,212	$—	$33,446
Food cost	7,997	4,813	—	12,810
Labor cost	5,930	5,111	—	11,041
Interest income	—	—	—	—
Interest expense	—	—	(508)	(508)
Depreciation & amortization	912	523	17	1,452
Impairment of long-lived assets	2,247	—	—	2,247
Income (loss) before income taxes	(2,605)	2,162	(1,486)	(1,929)
28 Weeks Ended August 10, 2009	Buffet Division (1)	Non-Buffet Division(2)	Other	Total
Revenues	$31,292	$16,372	$—	$47,664
Food cost	13,286	5,011	—	18,297
Labor cost	9,497	5,538	—	15,035
Interest income	—	—	75	75
Interest expense	(1)	—	(517)	(518)
Depreciation & amortization	1,076	483	20	1,579
Impairment of long-lived assets	—	—	—	—
Income (loss) before income taxes	724	2,393	(1,508)	1,609

(1) The sales decrease in the Buffet Division was primarily from declines in comparable same store sales and 20 closed restaurants.  The food cost as a percentage of revenue increased this year primarily due to decreases in revenue and increases in wholesale food prices as compared to the prior year.  Labor cost increased as a percentage of revenue this year primarily due to decreases in revenue and increases in minimum wages compared to the prior year.  Income (loss) before income taxes decreased primarily from the decline in revenue and increases in food and labor costs. In addition to food and labor in the 12 weeks ended August 9, 2010 the impairment expense was primarily reason for the increase in the loss before income taxes.

(2) The sales decrease in the Non-Buffet Division was primarily from declines in comparable same store sales and three closed restaurants.  The food cost as a percentage of revenue increased this year primarily due to decreases in revenue and increases in wholesale food prices as compared to the prior year.   Income (loss) before income taxes decreased primarily from the decline in revenue and increases in food costs.

Total revenues decreased $5.7 million or 29.3% from $19.5 million in the 12 weeks ended August 10, 2009 to $13.8 million in the 12 weeks ended August 9, 2010. The decrease in revenues was primarily attributable to 23 closed stores of which 14 stores were closed in fiscal 2010 and nine stores were closed in fiscal 2011 resulting in a sales decline of approximately $5.1 million and sales declines of approximately $1.1 million or approximately 8.6% in comparable same store sales.  The decline in sales was partially offset by $500,000 increase in one new store in current year and two only opened for a portion of the second quarter of last year.  Total revenues decreased approximately $14.2 million or 29.8% from $47.7 million in the 28 weeks ended August 10, 2009 to $33.4 million in the 28 weeks ended August 9, 2010. The decrease in revenues was primarily attributable to 23 closed stores of which 14 stores were closed in fiscal 2010 and nine stores were closed in fiscal 2011 resulting in a sales decline of approximately $11.9 million and sales declines of approximately $3.1 million or approximately 10% in comparable same store sales.  The decline in sales was partially offset by $800,000 increase in new stores or stores only opened for a portion of the second quarter of last year.

Food costs as a percentage of total revenues decreased from 38.3% during the 12-week period ended August 10, 2009 to 36.3% during the 12-week period ended August 9, 2010, and from 38.4% during the 28-week period ended August 10, 2009 to 38.3% during the 28-week period ended August 9, 2010. The decrease for the 12 and 28 weeks as a percentage of total revenues was primarily attributable to an increase in the percentage o our total revenues recognized from the non-buffet segment.  The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants.  Revenue from the non-buffet restaurants increased to 45.5% of total sales in the current fiscal year as compared to 34.3% the same period in the prior year, therefore lowering the overall food cost this year as a percentage of sales.  Food costs decreased by approximately $2.5 million in the 12-week period ended August 9, 2010 and by $5.5 million in the 28-week period ended August 9, 2010, primarily due to the net decrease of 19 stores.

Labor costs as a percentage of total revenues increased from 32.6% during the 12-week period ended August 10, 2009 to 33.5% during the 12-week period ended August 9, 2010, and increased from 31.5% during the 28-week period ended August 10, 2009 to 33.0% during the 28-week period ended August 9, 2010.  The increase as a percentage of total revenues was primarily attributable to a generally lower revenue base and higher minimum wages. Labor costs decreased by approximately $1.7 million in the 12-week period ended August 9, 2010, and by $4.0 million in the 28-week period ended August 9, 2010, primarily due to the net decrease of 19 stores.

Occupancy and other expenses as a percentage of total revenues increased from 20.1% during the 12-week period ended August 10, 2009 to 20.3% during the 12-week period ended August 9, 2010, and decreased from 19.6% during the 28-week period ended August 10, 2009 to 19.1% during the 28-week period ended August 9, 2010.  The increase as a percentage of total revenues in the 12-week period ending August 9, 2010 was primarily attributable to the $5.7 million decrease in revenue. Occupancy and other expense decreased approximately $1.1 million in the 12-week period ended August 9, 2010 primarily due to the net decrease of 19 stores. The decrease for the 28-week period ending August 9, 2010 as a percentage of total revenues was primarily attributable to a decrease in facility costs as a percentage of revenues in the current year compared to the prior year. Occupancy and other expense decreased approximately $3.0 million in the 28-week period ended August 9, 2010 primarily due to the net decrease of 19 stores.

General and administrative expense as a percentage of total revenues increased from 2.5% during the 12-week period ended August 10, 2009 to 3.8% during the 12-week period ended August 9, 2010, and from 2.6% during the 28-week period ended August 10, 2009 to 3.3% during the 28-week period ended August 9, 2010.   The increase for the 12 and 28 week periods ended August 9, 2010 as a percentage of total revenues was primarily attributable to a decrease in revenues due to the net decrease of 13 and 19 stores, respectively.

Depreciation and amortization expense decreased from $725,000 during the 12-week period ended August 10, 2009 to $629,000 during the 12-week period ended August 9, 2010, and decreased from $1,579,000 during the 28-week period ended August 10, 2009 to $1,452,000 during the 28-week period ended August 9, 2010. The decrease was primarily attributable to the net decrease of 13 and 19 stores, respectively.

Interest expense decreased from $229,000 during the 12-week period ended August 10, 2009 to $221,000 during the 12-week period ended August 9, 2010, and from $518,000 during the 28-week period ended August 10, 2009 to $508,000 during the 28-week period ended August 9, 2010.  The decrease was attributable to a lower average debt balances in the first two quarters of fiscal 2011 as compared to fiscal 2010.

Interest income was at $0 during the 12-week period ended August 10, 2009 and the 12-week period ended August 9, 2010, and decreased from $75,000 during the 28-week period ended August 10, 2009 to $0 during the 28-week period ended August 9, 2010. Interest income was primarily generated by the Company’s tax refund in the first quarter of fiscal 2010.

Other income is primarily rental income from the Company’s leased properties. Rental income was $10,000 for one property leased for the entire 12-week period ended August 9, 2010. Rental income was $10,000 for one property leased for the entire 12-week period ended August 10, 2009.  The Company also had other income in the second quarter of fiscal 2009 of approximately $15,000 on the settlement of debt regarding the purchase of the Western Sizzlin in Magnolia, Arkansas.  Rental income was $21,000 for one property leased for the entire 28-week period ended August 9, 2010.  Rental income was $39,000 for one property leased for part of the first quarter and one property leased for the entire 28-week period ended August 10, 2009.

The income tax benefit totaled $870,000 or 38.5% of pre-tax loss for the 12-week period ended August 9, 2010 as compared to an income tax provision of $110,000 or 56.4% of pre-tax income for the 12-week period ended August 10, 2009.  The income tax benefit totaled $646,000 or 33.5% of pre-tax loss for the 28-week period ended August 9, 2010 as compared to an income tax provision of $670,000 or 41.6% of pre-tax income for the 28-week period ended August 10, 2009. The Company was not able to take advantage or utilize the Credit for Employer Social Security and Medicare Taxes Paid on certain Employee Tips and other business credits resulting in a higher effective tax rate or lower effective benefit for periods with losses for the 12 and 28-week periods ended August 9, 2010 and August 10, 2009 as compared to prior periods when the Company utilized business tax credits. In the current fiscal year the Company has more general business credits available after a new temporary IRS ruling allowed the Company loss carrybacks for five years. The IRS does not allow the use of tax credits when carrying back losses.

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

As of August 9, 2010, the Company had $733,000 in cash.  Cash and cash equivalents decreased by $160,000 during the 28-weeks ended August 9, 2010. The net working capital deficit was $(13,233,000) and $(7,889,000) at August 9, 2010 and January 25, 2010, respectively.  The Company spent approximately $478,000 on capital expenditures in the 28-weeks ending August 9, 2010.

Cash provided by operations was $2.3 million for the 28-weeks ending August 9, 2010 and $2.8 million for the 28-weeks ending August 10, 2009.  The decrease in cash generated from operating activities for the 28-week period ending August 9, 2010 was primarily a result of poorer operating results partially offset by higher accounts payable-trade of approximately $1.3 million. The increase in net loss resulted primarily from fewer profitable restaurants and lower sales per restaurant in the current fiscal year compared to the prior year.

Cash used by financing activities was approximately $2,000,000. The Company decreased checks written in excess of bank balance by approximately $1.6 million and made net debt payments of approximately $365,000.

The following table is a summary of the Company’s outstanding debt obligations.

	August 9	August 9	January 25	January 25
	2010	2010	2010	2010
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$6,207,000	$1,045,000	$6,597,000	$730,000
Bank Debt-Revolver	2,475,000	2,475,000	2,000,000	-
Bank Debt-Term	4,000,000	4,000,000	4,450,000	900,000
Subordinated Debt	1,992,000	-	1,992,000	-
Total Debt	$14,674,000	$7,520,000	$15,039,000	$1,630,000

The Company has a Credit Facility with Wells Fargo Bank, N.A. that consists of an $8,000,000 term loan and a $2,500,000 revolving line of credit.  As of August 9, 2010 the term loan balance was $4,000,000 and the revolving line of credit balance was $2,475,000.  The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest, at the Company’s option, at Wells Fargo’s base rate plus 0.25% or at LIBOR plus 2.00%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo has a second lien.  The term loan matures on January 31, 2012 and provides for principal to be amortized at $225,000 per quarter with any remaining balance due at maturity.  Interest is payable monthly.  The $2,500,000 revolving line of credit matures on January 31, 2012.  Interest on the revolver is payable monthly.

Based on the financial results of the quarter ended August 9, 2010, the Company was not in compliance with two of the four financial covenants contained in the Credit Facility; the Total Lease Adjusted Leverage Ratio of 5:1 and the Consolidated Pre-Distribution Fixed Charge Coverage Ratio of 1.2:1. Therefore, it was necessary for the Company to obtain waivers from Well Fargo Bank, N.A. in order to remain in compliance. The Company received a waiver of these requirements from Wells Fargo for the second quarter.  However, because the Company does not expect to be in compliance of the Total Lease Adjusted Leverage Ratio for the  third fiscal quarter ending November 1, 2010, Accounting Standards Codification 470-10-45-1 requires the Wells Fargo debt to be classified as currently due on the Company’s balance sheet.

The Company is currently in negotiations with Wells Fargo to obtain a waiver for this one probable covenant compliance violation in the third quarter of the current fiscal year.  The Company believes, based on discussions with Well Fargo, that although Wells Fargo may have call rights under the debt agreement should the Company be in noncompliance with one or more of its loan covenants at the next measurement date, the Company expects it will obtain a waiver.  However, there can be no assurance that Wells Fargo would not call the loan should it desire to exercise it right to do so if future covenant violations occur or that future operating results will be sufficient to remain in compliance with the four financial covenants, thereafter.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%.  In June, 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms.  This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of August 9, 2010 and August 10, 2009.  The Company expensed $91,000 to Mr. Wheaton for interest and paid $0 during the first 28 weeks of fiscal 2010. The Company expensed and paid $91,000 to Mr. Wheaton for interest for interest during the first 28 weeks of fiscal 2009.The Company owes Mr. Wheaton $130,000 and $0 for interest as of August 9, 2010 and August 10, 2009, respectively. The principal balance and any unpaid interest are due and payable in full on June 5, 2012.  The Company used the funds borrowed from Mr. Wheaton for working capital requirements. The Company owes Mr. Wheaton approximately $94,000 and $109,000, respectively, as of August 9, 2010 and January 25, 2010 for advances to the Company by Mr. Wheaton primarily to acquire property and equipment.
.
The Company believes that although the Wells Fargo debt is classified as current on the accompanying balance sheet at August 9, 2010, timely repayments will be made under the existing amortization schedule and the debt maturity reclassification will have little immediate effect on the Company’s liquidity.  The Company also believes that cash on hand and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and loan repayment requirements during the next 12 months.  However, there can be no assurance that cash on hand and cash flow from operations will be sufficient to satisfy these requirements.  Given the liquidity needs of the Company’s businesses, on February 20, 2009 the Board of Directors voted to indefinitely suspend the annual dividend on the outstanding common stock of the Company.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for the year ended January 25, 2010 included the Company’s annual report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's reported results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Property and equipment in non-operating units or stored in warehouses, which is held for remodeling or repositioning, is depreciated and is recorded on the balance sheet as property, building and equipment held for future use. Property and equipment in non-operating units held for remodeling or repositioning is depreciated and is recorded on the balance sheet as property, building and equipment held for future use.

Property and equipment placed on the market for sale is not depreciated and is recorded on the balance sheet as property held for sale and recorded at the lower of cost or market.

Repairs and maintenance are charged to operations as incurred. Major equipment refurbishments and remodeling costs are generally capitalized.

The Company's accounting policies regarding buildings and equipment include certain management judgments regarding the estimated useful lives of such assets, the residual values to which the assets are depreciated and the determination as to what constitutes the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. As discussed further below, these judgments may also impact the Company's need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

The Company performs its annual impairment analysis on February 1st of each year.   The $551,000 in carrying value of goodwill at August 9, 2010 is related to our purchase of two JB’s restaurants in Montana and one in Utah. These stores continue to produce favorable operating results. There were no triggering events during the quarter ending August 9, 2010 that would have had an impact on goodwill. There were no goodwill impairment losses for the 28-week periods ended August 9, 2010 and August 10, 2009.

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

Insurance Programs

Historically, the Company purchased first dollar insurance for workers’ compensation claims; high-deductible primary property and casualty coverages; and excess policies for casualty losses. Accruals for self-insured casualty losses include estimates of expected claims payments.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations of its wholly-owned direct and indirect independently capitalized subsidiaries as set forth in the following table:

Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(Dollars in thousands)
Long-term debt	$14,674	$7,520	$3,906	$2,339	$909
Operating leases	8,627	1,515	2,462	1,406	3,244
Capital leases	—	—	—	—	—
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$23,301	$9,035	$6,638	$3,745	$4,153

Adopted and Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires companies to more frequently assess whether they must consolidate these entities. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. The provisions are effective for annual periods beginning after November 15, 2009, which for us is fiscal 2011. The impact of adopting the requirements of this authoritative guidance on our consolidated financial position or results of operations was not significant.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

On August 4, 2010 Spirit Master Funding, LLC (‘Spirit”) , a landlord of a Company subsidiary, in the Superior Court of the State of Arizona filed case number CV-2010-022169 against the Company’s subsidiary for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. The Company believes that this lawsuit is without merit and plans to vigorously defend against the claims. However, there is no assurance the Company will prevail and an adverse decision could have a material impact on the Company’s financial condition and operating results.

The Company is, from time to time, the subject of complaints or litigation from customers, employees, vendors, regulatory authorities and landlords.  Adverse publicity resulting from such complaints or litigation may materially, adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable.  The Company believes that generally the lawsuits, claims and other legal matters to which it is subject to in the ordinary course of its business are not material to the Company’s business, financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1A. Risk Factors

We have agreements governing our credit facilities that contain financial covenants, which we may not meet with our future financial results.

The Credit Facility with Wells Fargo contains four financial covenants. At May 17, 2010 the Company was not in compliance with the Total Lease Adjusted Leverage Ratio covenant. At August 9, 2010, the Company was not in compliance with the Total Lease Adjusted Leverage Ratio or the Consolidated Pre-Distribution Fixed Coverage Ratio covenants.   While the necessary waivers of these requirements were obtained from Wells Fargo and the subordinated debt holders, the results of our future operations may not allow the Company to continue to meet these, or other covenants.

The Company’s failure to comply with the financial covenants in the Credit Facility, can result in an event of default. A default, if not cured or waived, prohibits the Company from obtaining further borrowings under the loan agreement and permits the lender to accelerate repayment of the loans.  In addition, certain defaults under one loan may trigger defaults under other loans pursuant to cross-default provisions.  If the debt is accelerated, the Company currently would not have funds available to pay the accelerated debt and may not have the ability to refinance the accelerated debt on favorable terms or at all. If the Company could not repay or refinance the accelerated debt, the Company would be insolvent and could be forced to file for bankruptcy protection. Any such default, acceleration or insolvency would have a material adverse effect on the market value of the Company’s common stock.

Other than as set forth above, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended January 25, 2010.

Item 5. Other Information

None.

Item 6.  Exhibits

(a)           The following exhibits are attached to this report unless noted as previously filed:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated October 14, 2010.

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

STAR BUFFET, INC. AND SUBSIDIARIES

October 14, 2010	By:	/s/ Robert E. Wheaton
Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer

October 14, 2010	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer