Form 10-Q
period 2010-11-01
STAR BUFFET INC
filed 2013-11-08
CIK 1043156

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 1, 2010

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

                                                       Yes              No

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act. (check one)

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                       Yes             No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2013 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	November 1, 2010	January 25, 2010

Current assets:
Cash and cash equivalents	$541,000	$893,000
Receivables, net	246,000	514,000
Income tax receivable	—	475,000
Inventories	410,000	520,000
Deferred income taxes	—	361,000
Prepaid expenses	245,000	71,000

Total current assets	1,442,000	2,834,000

Property, buildings and equipment, net	20,028,000	28,953,000

Other assets, net	568,000	1,256,000

Deferred income taxes	—	3,148,000

Intangible assets, net	954,000	1,037,000

Total assets	$22,992,000	$37,228,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$2,965,000	$3,194,000
Checks written in excess of bank balance	994,000	1,712,000
Payroll and related taxes	1,254,000	1,531,000
Sales and property taxes	1,371,000	1,382,000
Rent, licenses and other	2,230,000	1,274,000
Current maturities of obligations under long-term debt	7,434,000	1,630,000

Total current liabilities	16,248,000	10,723,000

Deferred rent payable	110,000	588,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	4,836,000	11,417,000

Total liabilities	23,186,000	24,720,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(17,940,000)	(5,238,000)

Total stockholders’ equity	(194,000)	12,508,000

Total liabilities and stockholders’ equity	$22,992,000	$37,228,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2010	2009	2010	2009
Total revenues	$9,958,000	$15,617,000	$43,403,000	$63,282,000

Costs, expenses and other
Food costs	3,718,000	6,179,000	16,527,000	24,476,000
Labor costs	3,549,000	5,749,000	14,589,000	20,784,000
Occupancy and other expenses	2,277,000	3,253,000	8,649,000	12,599,000
General and administrative expenses	1,726,000	391,000	2,813,000	1,636,000
Depreciation and amortization	528,000	667,000	1,981,000	2,246,000
Impairment of long-lived assets	5,267,000	644,000	7,515,000	1,080,000
Gain resulting from fire loss	—	—	—	(306,000)

Total costs, expenses and other	17,065,000	16,883,000	52,074,000	62,515,000

Income (loss) from operations	(7,107,000)	(1,266,000)	(8,671,000)	767,000

Interest expense	(219,000)	(236,000)	(728,000)	(755,000)
Interest income	—	—	—	75,000
Other income	11,000	10,000	156,000	31,000

Income (loss) before income taxes (benefit)	(7,315,000)	(1,492,000)	(9,243,000)	118,000

Income tax (benefit) provision	4,105,000	(626,000)	3,459,000	44,000

Net income (loss)	$(11,420,000)	$(866,000)	$(12,702,000)	$74,000

Net income (loss) per common share – basic and diluted	$(3.55)	$(0.27)	$(3.95)	$0.02

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Forty Weeks Ended

	November 1, 2010	November 2, 2009
Cash flows from operating activities:
Net income (loss)	$(12,702,000)	$74,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,915,000	2,180,000
Amortization of franchise, loan cost and licenses	204,000	200,000
Allowance for note receivable	414,000	—
Impairment of long-lived assets	7,515,000	1,080,000
Gain resulting from fire loss	—	(306,000)
Deferred income taxes	3,509,000	944,000
Change in operating assets and liabilities:
Receivables, net	268,000	27,000
Inventories	110,000	9,000
Prepaid expenses	(174,000)	(128,000)
Deposits and other	152,000	(120,000)
Deferred rent payable	(478,000)	(514,000)
Accounts payable-trade	(229,000)	(1,099,000)
Income taxes receivable	475,000	(299,000)
Other accrued liabilities	668,000	(253,000)
Net cash provided by operating activities	1,647,000	1,795,000

Cash flows from investing activities:
Insurance proceeds	—	540,000
Acquisition of property, buildings and equipment	(486,000)	(2,413,000)
Net cash used in investing activities	(486,000)	(1,873,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	(718,000)	880,000
Payments on long term debt	(1,277,000)	(4,206,000)
Proceeds from issuance of long-term debt	—	3,294,000
Proceeds on line of credit	500,000	—
Capitalized loan costs	(18,000)	(36,000)
Principal payment on capitalized lease obligations	—	(42,000)
Net cash used in financing activities	(1,513,000)	(110,000)

Net change in cash and cash equivalents	(352,000)	(188,000)

Cash and cash equivalents at beginning of period	893,000	1,118,000

Cash and cash equivalents at end of period	$541,000	$930,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$458,000	$625,000

Income taxes	$9,000	$44,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc. and its subsidiaries (the “Company”) currently own and operate 33 full-service restaurants located throughout the United States. The Company’s restaurants operate under the trade names Barnhill’s Buffets, HomeTown Buffets, Whistle Junction, BuddyFreddys, JJ North’s Country Buffet, 4B’s, JB’s, K-BOB’S Steakhouse, Casa Bonita, Western Sizzlin, Holiday House, Bar-H Steakhouse, and Pecos Diamond Steakhouse. In addition, the Company also has another 11 restaurant facilities of which two are leased to third party operators, two are used as warehouses and seven are closed for remodeling and repositioning. The Company’s corporate headquarters is located in Scottsdale, Arizona and the Company maintains an accounting office in Salt Lake City, Utah.

The filing of the Company’s Annual Reports on Form 10-K for the years ended January 28, 2013 (“fiscal 2013”) and January 30, 2012 (“fiscal 2012”) as well as the filing of Quarterly Reports on Form 10-Q for the quarterly periods ended November 1, 2010, May 23, 2011, August 15, 2011, November 7, 2011, May 21, 2012, August 13, 2012, November 5, 2012, May 20, 2013, and August 12, 2013 have been primarily delayed as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as more fully described below under the heading “Chapter 11 Reorganization”.  As a result of the filings, the Company’s management has devoted substantial internal and external resources to confront this matter.

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Parent Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court. Both cases for Star and Summit (collectively the “Debtors”) are being jointly administered. None of the Company’s subsidiaries other than Summit were included in the bankruptcy filings. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  These claims are reflected in the November 7, 2011 balance sheet as “Liabilities subject to compromise.” Additional claims arose subsequent to the filing date from the Parent Company and subsidiary’s business operations and its employment of professionals to assist with the Debtors’ bankruptcy filings.

On March 26, 2012, the Company filed with the Bankruptcy Court a proposed plan of reorganization and related disclosure statement (the “Disclosure Statement”) in accordance with the Bankruptcy Code. The proposed plan of reorganization was subsequently amended on May 24, 2012 (the “First Amended Plan”) and October 17, 2012 (the “Second Amended Plan” or the “Plan” or the “Amended Plan”). The Second Amended Plan calls for payment in full of all claims. On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. A copy of the Confirmation Order and the Second Amended Plan as confirmed were included in the Company’s Report on Form 8-K filed December 20, 2012. The deadline to appeal the Confirmation Order was December 31, 2012. The creditors approved the Plan and the Plan become effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Amended Plan are estimated to total $10.0 million.  The Debtors intend to discharge these obligations from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from liquidation of certain restaurant properties.

Since the Plan becoming effective, the Debtors have sold two properties resulting in net proceeds of $1,818,000 that were used to pay Wells Fargo obligations pursuant to the Plan. On January 17, 2013, Suzanne Wheaton, the wife of CEO Robert Wheaton loaned Star $300,000 pursuant to a five year note payable. To date, the Debtors have made all payments required under the Plan.

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2010. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our most recent Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the company and its subsidiaries through November 1, 2010. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Net (loss) income per common share - basic is computed based on the weighted-average number of common shares outstanding during the period. Net (loss) income per common share – diluted is computed based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method.

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of November 1, 2010 or January 25, 2010. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

c) Fair Value of Financial Instruments

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 Inputs: Quoted prices for identical instruments in active markets.

●

Level 2 Inputs: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuation in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3 Inputs: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company’s notes receivable and long-term debt approximate fair value and are based on discounted cash flows using market rates at the balance sheet dates. The Company does not estimate the fair value of the note payable to officer because of the related party nature of the transaction.

d) Inventories

Inventories consist of food, beverage, gift shop items and certain restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

e) Impairments

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the quarter ending November 1, 2010 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for quarters ending November 1, 2010 and November 2, 2009.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period. The Company recorded impairment losses associated with certain restaurant facilities of $5,267,000 and $644,000 for the twelve weeks ended November 1, 2010 and November 2, 2009, respectively.

f) Properties, Building and Equipment

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The components of property, buildings and equipment as of November 1, 2010 consist of 33 operating restaurant properties, two restaurant properties that are leased to third parties, seven non-operating restaurants that remain closed for remodeling and repositioning and two non-operating properties that are used as warehouses for equipment.

November 1, 2010
(Dollars in thousands)

Property, building and equipment:	Operating	Leased	Held for Future Use	Held for Sale	Total

Furniture, fixtures and equipment	$12,325	$202	$1,028	$—	$13,555
Land	5,332	349	1,392	—	7,073
Building and leaseholds	12,064	1,404	3,075	—	16,543
	29,721	1,955	5,495	—	37,171
Less accumulated depreciation	(13,857)	(846)	(2,440)	—	(17,143)
	$15,864	$1,109	$3,055	$—	$20,028

The components of property, buildings and equipment as of January 25, 2010 consist of 46 operating restaurant properties, one restaurant property that is leased to third party, six non-operating restaurants that remain closed for remodeling and repositioning, one property held for sale and two non-operating properties that are used as warehouses for equipment.

January 25, 2010 (Dollars in thousands)

Property, building and equipment:	Operating	Leased	Held for Future Use	Held for Sale	Total

Furniture, fixtures and equipment	$21,081	$222	$1,671	$—	$22,974
Land	5,332	124	1,042	367	6,865
Building and leaseholds	19,295	685	2,828	398	23,206
	45,708	1,031	5,541	765	53,045
Less accumulated depreciation	(21,495)	(362)	(2,201)	(34)	(24,092)
	$24,213	$669	$3,740	$731	$28,953

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded depreciation expense of $508,000 and $646,000 for the twelve weeks ended November 1, 2010 and November 2, 2009, respectively. Depreciation expense for the 40 weeks ending November 1, 2010 and November 2. 2009 totaled $1,915,000 and $2,180,000, respectively.

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of goodwill and other intangible assets as of November 1, 2010 and January 25, 2010. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of November 1, 2010 and January 25, 2010, the $551,000 in carrying value of goodwill relates to our purchase of two JB’s restaurants in Montana and one in Utah.

In addition, the Company’s other intangible assets consist of franchise fees, license agreements and trademarks. Franchise fees and license agreements are amortized using the straight-line method over the terms of the agreements, which typically range from 10 to 20 years. Trademark assets have an indefinite asset life.

i) Segment Reporting

All of the brands the Company operates are in the U.S. within the full-service dining industry and provide similar products to similar customers and therefore, are considered to be one segment for reporting purposes. The brands also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. Sales from external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

j) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes that it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets existing as of November 1, 2010 based on the Company's expected future pre-tax earnings, the likelihood of being able to refinance and extend its current term loan and line of credit, the overall uncertainty in the economic conditions that have led the Company to experience significant declines in same store sales and corresponding profits for certain restaurants, particularly its buffet restaurants, and the difficulties the Company has encountered in extending and or settling certain lease agreements for restaurants that are key to the Company’s operations. As a result of the above factors, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. The full valuation allowance against deferred tax assets resulted in a $4.1 million tax expense in the current twelve week period ending November 1, 2010.

k) Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal 2015. We do not believe adoption of this new guidance will have a significant impact on our condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities far exceed current assets, and the Company has experienced declining operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. These trends have continued through October 2013. Management estimates that the Company will require additional money beyond the projected operating cash flows to fund its operations for the next 12 months. Management plans to mortgage some of its operating restaurants and sell certain non-operating assets to provide the additional funding needed although no assurance can be provided that they will be able to do this.

Note 4 – Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of November 1, 2010 and January 25, 2010. The Company expensed $130,000 for interest related to its loans from Mr. Wheaton during the first 40 weeks of fiscal 2011 and fiscal 2010. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Note 5 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	November 1,	November 1,	January 25,	January 25,
	2010	2010	2010	2010
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$6,020,000	$1,184,000	$6,597,000	$730,000
Bank Debt-Revolver	2,475,000	2,475,000	2,000,000	—
Bank Debt-Term	3,775,000	3,775,000	4,450,000	900,000
Total Debt	$12,270,000	$7,434,000	$13,047,000	$1,630,000

The Company has a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility includes an $8,000,000 term loan and a $2,500,000 revolving line of credit. The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest at Wells Fargo’s base rate plus 0.75%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second lien. The Credit Facility requires the Company to report quarterly financial information and annually audited financial statements. The Company is not in compliance with these requirements. The Company is in the process of updating the financial information for Wells Fargo.

On December 17, 2012, the Bankruptcy Court entered an order confirming the Second Amended Plan. The Confirmation Order requires the Company to pay the Wells Fargo Secured Claim. The Wells Fargo Loan will be paid in full according to the following schedule: (i) on the Effective Date, Wells Fargo will be paid the principal amount of $327,000, plus all accrued but unpaid interest, calculated at the non-default interest rate specified in the Wells Fargo Credit Agreement; and (ii) the Company will pay $328,000 plus all accrued but unpaid interest for each quarter thereafter until the loan is paid in full.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies

The Company has entered into various franchise agreements with franchisors for certain of its restaurant platforms. These agreements require the Company to pay a specified percentage of gross sales for franchised locations as a royalty. These agreements often place limits on the competing restaurants the Company can own within specified geographic areas.

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years of his salary plus bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause.

In connection with the purchase of certain K-Bob restaurant locations, the Company entered into license agreements which require the payment of certain fees to K-BOB’S based on the restaurants gross sales. On September 2, 2010 K-BOB’s filed a Complaint against the Company for, among other things, alleged damages for breaches under the License Agreements in the106th District Court of Dawson County, Texas. On January 12, 2012, K-BOB’S initiated similar litigation before the bankruptcy court. In April 2013, the Company settled all litigation by terminating three restaurants leases including certain restaurant equipment.

On August 4, 2010 Spirit Master Funding, LLC (“Spirit”) , a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. The Company believes they owe Spirit less than their claim amount and has filed an objection to this claim with the bankruptcy court arguing that the allowed claim should be approximately $500,000. The outcome of this matter is still pending.

The Company or its subsidiaries are, from time to time, the subject of complaints or litigation from customers, employees, vendors, regulatory authorities and landlords. Adverse publicity resulting from such complaints or litigation may materially, adversely affect the Company and its subsidiaries, regardless of whether such allegations are valid. The Company believes that generally the lawsuits, claims and other legal matters brought in the ordinary course of business are not material to the Company’s business, financial condition or results of operations. However, an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 7 - Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission.

The Company entered into lease for 4B’s restaurant in Missoula, Montana in October 2010. The Company opened the restaurant on November 2, 2010.

The Company entered into leases for JB’s restaurants in Helena, Montana and Coeur d’Alene, Idaho and opened the restaurants on February 23, 2011 and February 28, 2011, respectively.

On April 25, 2011 the Company closed the Whistle Junction restaurant in South Daytona, Florida and leased the restaurant property to a third-party.

On August 29, 2011 the Company closed the HomeTown Buffet restaurant in Tucson, Arizona. The Company accrued for all anticipated expenses of settling the lease obligation.

Chapter 11 Reorganization - On September 28, 2011, Star Buffet, Inc. (the “Parent Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court. Both cases for Star and Summit (collectively the “Debtors”) are being jointly administered. None of the Company’s subsidiaries other than Summit were included in the bankruptcy filings. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 26, 2012, the Company filed with the Bankruptcy Court a proposed plan of reorganization and related disclosure statement (the “Disclosure Statement”) in accordance with the Bankruptcy Code. The proposed plan of reorganization was subsequently amended on May 24, 2012 (the “First Amended Plan”) and October 17, 2012 (the “Second Amended Plan” or the “Plan” or the “Amended Plan”). The Second Amended Plan calls for payment in full of all claims. On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. A copy of the Confirmation Order and the Second Amended Plan as confirmed were included in the Company’s Report on Form 8-K filed December 20, 2012. The deadline to appeal the Confirmation Order was December 31, 2012. The creditors approved the Plan and the Plan become effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Amended Plan are estimated to total $10.0 million.  The Debtors intend to discharge these obligations from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from liquidation of certain restaurant properties.

Since the Plan becoming effective, the Debtors have sold two properties resulting in net proceeds of $1,818,000 that were used to pay Wells Fargo obligations pursuant to the Plan. On January 17, 2013, Suzanne Wheaton, the wife of CEO Robert Wheaton loaned Star $300,000 pursuant to a five year note payable. To date, the Debtors have made all payments required under the Plan.

On February 22, 2012, the Company re-opened the K-BOB’s Steakhouse in Beeville, Texas.

On May 28, 2012 the Company closed the Barnhill’s Buffet restaurant in Huntsville, Alabama. The Company accrued for all anticipated expenses of settling the lease obligation.

On June 8, 2012 the Company closed the JJ North’s restaurant in Grants Pass, Oregon. The Company accrued for all anticipated expenses of settling the lease obligation.

On June 14, 2012 the Creditors’ committee retained legal and financial experts to explore alternatives to the Company’s Reorganization Plan. The Disclosure Statement detailing the Reorganization Plan was approved by the Bankruptcy Court on May 24, 2012.

On June 18, 2012 the Company closed the Holiday House restaurant in Ormond Beach, Florida. The Company accrued for all anticipated expenses of settling the lease obligation.

On July 12, 2012 the United State Bankruptcy Court for the District of Arizona scheduled a contested confirmation hearing for October 22, 2012 in connection with the Company’s proposed First Amended Joint Plan of Reorganization dated May 24, 2012 (the “Plan”). The official unsecured creditors’ committee and certain of its members objected to confirmation of the Plan and voted to reject it despite the fact the Plan calls for full repayment of all allowed unsecured creditors’ claims. Stockman Bank of Montana, which holds two secured claims and Wells Fargo Bank, N.A., which holds the largest secured claim, both have voted in favor of the Plan.

On July 17, 2012 the Company closed the Whistle Junction restaurant in Titusville, Florida. In August 2012, the Company leased the Titusville property to a third party and decided not to reopen the JB’s restaurant in Helena, Montana.

On August 12, 2012 the Company closed the JB’s restaurant in Richfield, Utah. The Company accrued for all anticipated expenses of settling the lease obligation.

On September 12, 2012 the Company filed paperwork with the Bankruptcy Court to terminate the license agreements with K-BOB’S USA for the K-BOB’S restaurants in Tucumcari, NM, Beeville, TX, Lamesa, TX and Dumas, TX.

The Company re-opened the Western Sizzlin Steakhouse in Magnolia, Arkansas on October 25, 2012.

On March 28, 2013, the Company sold the former JB’s Restaurant property in Sierra Vista, Arizona resulting in net sales proceeds of $571,000. All of the sales proceeds were used to pay Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 4, 2013, the Company settled all outstanding claims with the Tinsley group. As part of the settlement the three K-BOB’s stores in Tucumcari, New Mexico, Lamesa, Texas and Beeville, Texas were closed on April 30, 2013 and returned to the Tinsley group. The transaction was approved by the Bankruptcy Court.

On May 18, 2013, the Company opened a Big Rock Café in Marysvale, Utah.

On May 31, 2013 the Company closed and sold the JJ North’s Country Buffet in Yuma, Arizona for net sales proceeds of $1,247,000 with all of the sales proceeds paying Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On June 28, 2013, the Company closed the JJ North’s Country Buffet in Scottsdale, Arizona.

On July 29, 2013, the Company closed the Barnhill’s Buffet in Tupelo, Mississippi. The Company accrued for all anticipated expenses of settling the lease obligation.On September 4, 2013, the Company sold the former Hometown Buffet building in Layton, Utah and restructured its loan from the Bank of Utah. Net proceeds of $607,000 from this sale were paid to Bank of Utah in connection with restructuring the loan agreement.

On September 21, 2013, the Company closed the JB’s Restaurant in Billings, Montana. The Company accrued for all anticipated expenses of settling the lease obligation.

On September 30, 2013, the Company closed the Big Rock Café in Marysvale, Utah. The Company accrued for all anticipated expenses of settling the lease obligation.

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

This quarterly report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting policies and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 25, 2010, and other filings with the Securities and Exchange Commission.

Significant Events

The filing of the Company’s Annual Reports on Form 10-K for the years ended January 28, 2013 (“fiscal 2013”), and January 30, 2012 (“fiscal 2012”) as well as the filing of Quarterly Reports on Form 10-Q for the quarterly periods ended November 1, 2010, May 23, 2011, August 15, 2011, November 7, 2011, May 21, 2012, August 13, 2012, November 5, 2012, May 20, 2013, and August 12, 2013 have been primarily delayed as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as more fully described below under the heading “Chapter 11 Reorganization”.  As a result of the filings, the Company’s management has devoted substantial internal and external resources to confront this matter.

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Parent Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court. Both cases for Star and Summit (collectively the “Debtors”) are being jointly administered. None of the Company’s subsidiaries other than Summit were included in the bankruptcy filings. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  These claims are reflected in the November 7, 2011 balance sheet as “Liabilities subject to compromise.” Additional claims arose subsequent to the filing date from the Parent Company and subsidiary’s business operations and its employment of professionals to assist with the Debtors’ bankruptcy filings.

On March 26, 2012, the Company filed with the Bankruptcy Court a proposed plan of reorganization and related disclosure statement (the “Disclosure Statement”) in accordance with the Bankruptcy Code. The proposed plan of reorganization was subsequently amended on May 24, 2012 (the “First Amended Plan”) and October 17, 2012 (the “Second Amended Plan” or the “Plan” or the “Amended Plan”). The Second Amended Plan calls for payment in full of all claims. On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. A copy of the Confirmation Order and the Second Amended Plan as confirmed were included in the Company’s Report on Form 8-K filed December 20, 2012. The deadline to appeal the Confirmation Order was December 31, 2012. The creditors approved the Plan and the Plan become effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Amended Plan are estimated to total $10.0 million.  The Debtors intend to discharge these obligations from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from liquidation of certain restaurant properties.

Since the Plan becoming effective, the Debtors have sold two properties resulting in net proceeds of $1,818,000 that were used to pay Wells Fargo obligations pursuant to the Plan. On January 17, 2013, Suzanne Wheaton, the wife of CEO Robert Wheaton loaned Star $300,000 pursuant to a five year note payable. To date, the Debtors have made all payments required under the Plan.

Executive Summary

The year ended January 28, 2013 was a challenging year for the Company. The Company emerged from bankruptcy on January 17, 2013. The Company devoted significant financial and management resources to the bankruptcy during fiscal 2013 and 2012.

The Company’s cash flows from operations have been less than planned. The Company has had three significant negative events listed below since the Company exited bankruptcy on January 17, 2013:

●

The recovery in the casual dining industry is not occurring at the rate, or to the extent, that the Company and other industry participants expected. If the industry continues to recover sluggishly, the Company’s financial performance, and therefore its ability to completely perform under the terms of the Plan, will be impaired.

●

The planned acquisition by a third party of the shopping center where Casa Bonita is located was not completed. This means that the Company has to negotiate a lease extension directly with the center’s current landlord. If the Company is unable to negotiate a lease extension with the landlord, the Company’s financial performance will be adversely impacted and its ability to make the required debt payments under the terms of the Company’s Plan of Reorganization will be diminished. Casa Bonita’s sales for fiscal 2011 and 2010 totaled 14% and 10% of total revenues, respectively.

●

The claims objections and professional fee applications before the Court have been resolved in an unexpected manner. The fees billed for the unsecured creditors’ financial analyst and bankruptcy attorney were approximately $115,000 and $130,000, respectively. In August 2013 the bankruptcy court ruled the financial analyst fees were $90,000 and set a hearing on November 8, 2013 to determine the bankruptcy attorney fees. Both fee amounts filed after our Amended Plan was submitted and the settled amounts were significantly higher than anticipated. The Company has settled the bankruptcy attorney fees for $110,000 pending bankruptcy court approval.

Management has taken steps to improve profitability by closing any unprofitable stores over the past three years. In an ongoing effort to improve profitability, significant emphasis will be placed on lowering food costs. The lowering of food costs is expected to include the following:

●	Hiring a third party to consolidate food purchasing and monitor rebates; and

●	Aligning with distributors who can provide a lower net cost of food products for our entire system.

As noted above, the Chapter 11 Reorganization was filed on September 28 and September 29, 2011; the Amended Plan was confirmed on December 17, 2012 and became effective on January 17, 2013.  The Company’s payment obligations under the Amended Plan are estimated to total $10.0 million.   The Company intends to discharge these obligations from operating income derived from the restaurants operated by the Parent Company’s affiliates, an exit loan from Suzanne Wheaton, wife of CEO Robert E. Wheaton, and proceeds from liquidation of restaurant properties.

In fiscal 2013 the Company sold one property in Florida and two properties in Arizona subsequent to yearend. The proceeds from these sales were used to repay the Company’s obligations to Wells Fargo pursuant to the Amended Plan described above. Going forward, the Company intends to move forward with its plans to monetize certain assets by:

●	Sale or a sale- lease back of certain of the Company’s owned facilities;

●	Refinancing or borrowing against certain of the Company’s owned facilities.

Recent Developments

As a result of the continued weakness in the U.S. economy the Company’s comparable restaurant sales declined again in the periods ended November 1, 2010. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past two years, the Company has closed stores that have experienced deterioration of operating results and for which Management has assessed low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well in that unit. There may be further restaurant unit closures in the future as Management continues to evaluate operating results. However, Management believes that it has closed and incurred impairment charges on the substantial number of restaurant units that have exhibited poor operating results. The Company continues to explore the expansion of its Non-Buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and pay its scheduled debt repayments.

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for other recent developments.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 1, 2010 and November 2, 2009.

	Twelve Weeks Ended		Forty Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2010	2009	2010	2009
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs, expenses and other
Food costs	37.3	39.6	38.1	38.7
Labor costs	35.7	36.8	33.6	32.8
Occupancy and other expenses	22.9	20.8	19.9	19.9
General and administrative expenses	17.3	2.5	6.5	2.6
Depreciation and amortization	5.3	4.3	4.6	3.6
Impairment of long-lived assets	52.9	4.1	17.3	1.7
Gain resulting from fire loss	—	—	—	(0.5)
Total costs, expenses and other	171.4	108.1	120.0	98.8

Income (loss) from operations	(71.4)	(8.1)	(20.0)	1.2

Interest expense	(2.2)	(1.5)	(1.7)	(1.2)
Interest income	0.0	0.0	0.0	0.1
Other income	0.1	0.1	0.4	0.1
Income before income taxes	(73.5)	(9.5)	(21.3)	0.2

Income tax (benefit) provision	41.2	(4.0)	8.0	0.1

Net income (loss)	(114.7)%	(5.5)%	(29.3)%	0.1%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of November 1, 2010 and January 25, 2010, respectively.

Concept	November 1, 2010	January 25, 2010

Operating Restaurants
4B’s	6	5
JB’s	5	7
Barnhill’s Buffet	5	14
K-BOB’S Steakhouse	3	6
HomeTown Buffet	4	3
Whistle Junction	2	2
BuddyFreddys	1	3
Casa Bonita	2	1
Western Sizzlin	1	1
Holiday House	1	1
JJ North’s Country Buffet	1	1
Pecos Diamond Steakhouse	1	1
Bar-H Steakhouse	1	1
	33	46

Non-operating Restaurants
Leased	2	1
Warehouse	2	2
Held for Future Use	7	6
Held for Sale	-	1
	11	10
Total	44	56

Twelve Weeks Ended November 1, 2010 compared to Twelve Weeks Ended November 2, 2009

Overview - The Company has a consolidated net loss for the 12-week period ended November 1, 2010 of $(11,420,000) or $(3.55) per diluted share as compared with net loss of $(866,000) or $(0.27) per diluted share for the comparable prior year period, a change of approximately $10.6 million from the prior year period. The increase in the net loss is due to an increase in impairment expense of $4.6 million, increase in tax expense of $4.7 million due to the reserve of deferred tax credits and approximately $1.2 million reserve for possible landlord suits.

Revenues - Total revenues decreased $5.6 million or 36.2% from $15.6 million in the 12 weeks ended November 2, 2009 to $10.0 million in the 12 weeks ended November 1, 2010. The decrease in revenues was primarily attributable to 26 closed restaurants of which 12 restaurants were closed in fiscal 2010 and 14 restaurants were closed in fiscal 2011 resulting in a sales decline of approximately $5.4 million and sales declines of approximately $500,000 or approximately 5.6% in comparable same store sales. The decline in sales was partially offset by $300,000 increase in one new restaurant in current year. We continue to monitor operating trends in our restaurants and we may continue to close restaurants, either permanently or temporarily, based on the near and long term prospects for each of our restaurants.

Food Costs - Food costs as a percentage of total revenues decreased from 39.6% during the 12-week period ended November 2, 2009 to 37.3% during the 12-week period ended November 1, 2010. The decrease for the 12 weeks as a percentage of total revenues was primarily attributable to an increase in the percentage of our total revenues recognized from the non-buffet stores. The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants. Revenue from the non-buffet restaurants increased in the current fiscal year as compared to the same period in the prior year, therefore lowering the overall food cost this year as a percentage of sales even though wholesale food prices increased this year compared to the prior year. Food costs decreased by approximately $2.5 million in the 12-week period ended November 1, 2010 primarily due to the net decrease of 25 stores.

Labor - Labor costs as a percentage of total revenues decreased from 36.8% during the 12-week period ended November 2, 2009 to 35.7% during the 12-week period ended November 1, 2010. The decrease as a percentage of total revenues was primarily attributable to the closure of poor performing stores despite higher minimum wages. Labor costs decreased by approximately $2.2 million in the 12-week period ended November 1, 2010, primarily due to the net decrease of 25 stores.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 20.8% during the 12-week period ended November 2, 2009 to 22.9% during the 12-week period ended November 1, 2010. Occupancy and other expense decreased approximately $1.0 million in the 12-week period ended November 1, 2010 primarily due to the net decrease of 25 stores. The increase for the 12-week period ending November 1, 2010 as a percentage of total revenues was primarily attributable to the lower per store revenue.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 2.5% during the 12-week period ended November 2, 2009 to 17.3% during the 12-week period ended November 1, 2010 which represented an increase of approximately $1.3 million. The primary reason for the decrease was due to the Company accruing approximately $1.2 million during the quarter for lease early termination fees associated with underperforming restaurants the Company elected to close.

Depreciation and Amortization - Depreciation and amortization expense decreased from $667,000 during the 12-week period ended November 2, 2009 to $528,000 during the 12-week period ended November 1, 2010. The decrease was primarily attributable to the net decrease of 25 stores and charges for impairment of long-lived assets that were recorded during fiscal 2011.

Impairment of Long-lived Assets – During the 12-week period ended November 1, 2010, the Company recorded $5.3 million of impairments relating to underperforming restaurants and related equipment. These impairments were primarily the result of the Company having several restaurants that experienced declining sales and incurred net losses as a result of the down turn in the economy that began in approximately September 2008. This downturn primarily related to the Company’s buffet restaurants and resulted in many of them being closed and in certain cases sold. The Company recorded $644,000 of impairment losses during the 12-week period ended November 2, 2009.

Interest Expense - Interest expense decreased from $236,000 during the 12-week period ended November 2, 2009 to $219,000 during the 12-week period ended November 1, 2010. The decrease was attributable to lower loan balances in the 12-week period ended November 1, 2010 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $11,000 for one property leased for the 12-week period ended November 1, 2010. Rental income was $10,000 for one property leased for the 12-week period ended November 2, 2009.

Income Taxes - The income tax expense totaled $4.1 million for the 12-week period ended November 1, 2010 as compared to an income tax benefit of $626,000 for the 12-week period ended November 2, 2009. The decrease in the effective tax rate for the 12 weeks ended November 1, 2010, was primarily due to an increase in the valuation allowance. Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed more likely than not to be realized in the near term. Management assesses the likelihood that the Company will be able to recover deferred tax assets. If recovery is not likely, the Company establishes valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on estimates of future taxable income and the period over which the deferred tax assets will be recoverable. Management does not believe that sufficient taxable income will be generated in future periods to recover the carrying value of deferred income tax assets at November 1, 2010. The Company has deferred income tax assets of $0 and 3.1 million on November 1, 2010 and January 25, 2010, respectively. Management has reserved all deferred tax assets pending the refinancing of the Wells Fargo Credit Facility. The deferred tax asset is primarily the timing difference on deferred rent and fixed assets.

Forty Weeks Ended November 1, 2010 compared to Forty Weeks Ended November 2, 2009

Overview - The Company has a consolidated net loss for the 40-week period ended November 1, 2010 of $(12,702,000) or $(3.95) per diluted share as compared with net income of $74,000 or $0.02 per diluted share for the comparable prior year period , a change of approximately $12.8 million from the prior year period. The change is due to a decrease in income from operations of approximately $9.4 million primarily from an increase in impairment expense of $6.4 million, a $306,000 gain on property disposals related to the fire in Jonesboro, Arkansas recorded in the prior year period, increase in tax expense of $3.4 million due to the reserve of deferred tax credits and approximately $1.2 million reserve for possible landlord suits.

Revenues - Total revenues decreased approximately $19.9 million or 31.4% from $63.3 million in the 40 weeks ended November 2, 2009 to $43.4 million in the 40 weeks ended November 1, 2010. The decrease in revenues was primarily attributable to 28 closed restaurants of which 14 restaurants were closed in fiscal 2010 and 14 restaurants were closed in fiscal 2011 resulting in a sales decline of approximately $17.7 million and sales declines of approximately $3.0 million or approximately 8.1% in comparable same store sales. The decline in sales was partially offset by one new restaurant with sales of $800,000. We continue to monitor operating trends in our restaurants and we may continue to close restaurants, either permanently or temporarily, based on the near and long term prospects for each of our restaurants.

Food costs - Food costs as a percentage of total revenues decreased from 38.7% during the 40-week period ended November 2, 2009 to 38.1% during the 40-week period ended November 1, 2010. The decrease for the 40 weeks as a percentage of total revenues was primarily attributable to an increase in the percentage of our total revenues recognized from the non-buffet segment. The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants. A change in the revenue mix in the current fiscal year as compared to the same period in the prior year, has lowered the overall food cost this year as a percentage of sales even though wholesale food prices increased this year compared to the prior year. Food costs decreased by approximately $7.9 million in the 40-week period ended November 1, 2010, primarily due to the net decrease of 27 stores.

Labor - Labor costs as a percentage of total revenues increased from 32.8% during the 40-week period ended November 2, 2009 to 33.6% during the 40-week period ended November 1, 2010. The higher minimum wages were only partially offset by the closure of poor performing stores. Labor costs decreased by approximately $6.2 million during the 40-week period ended November 1, 2010, primarily due to the net decrease of 27 stores.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues stayed the same at 19.9% during the 40-week period ended November 2, 2009 and during the 40-week period ended November 1, 2010. Occupancy and other expense decreased approximately $4.0 million in the 40-week period ended November 1, 2010 primarily due to the net decrease of 27 stores.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 2.6% during the 40-week period ended November 2, 2009 to 6.5% during the 40-week period ended November 1, 2010 which represented an increase of approximately $1.2 million. The primary reason for the decrease was due to the Company accruing approximately $1.2 million during the quarter for lease early termination fees associated with underperforming restaurants the Company elected to close. In addition, property taxes decreased by approximately $200,000 from the prior year as a result of the Company’s write-down of the value of equipment associated with locations where the Company recorded impairment losses during the 40-week period ended November 2, 2009.

Depreciation and Amortization - Depreciation and amortization expense decreased from $2,246,000 during the 40-week period ended November 2, 2009 to $1,981,000 during the 40-week period ended November 1, 2010. The decrease was primarily attributable to the net decrease of 27 stores and charges for impairment of long-lived assets that were taken during fiscal 2010.

Impairment of Long-lived Assets - During the 40-week period ended November 1, 2010, the Company recorded $7.5 million of impairments relating to underperforming restaurants and related equipment. These impairments were primarily the result of the Company having several restaurants that experienced declining sales and incurred net losses as a result of the down turn in the economy that began in approximately September 2008. This downturn primarily related to the Company’s buffet restaurants and resulted in many of them being closed and in certain cases sold. The Company recorded approximately $1.1 million in impairment losses during the 40-week period ended November 2, 2009.

Interest Expense - Interest expense decreased from $755,000 during the 40-week period ended November 2, 2009 to $728,000 during the 40-week period ended November 1, 2010. The increase was attributable to lower average balance in the 40-week period ended November 1, 2010 as compared to the prior year.

Other income - Other income is primarily rental income from the Company’s leased properties. Rental income was $35,000 for two properties leased during the 40-week period ended November 1, 2010. Other income also included approximately $120,000 in various litigation settlements that were received in the current year. Rental income was approximately $31,000 for one property leased for the 40-week period ended November 2, 2009.

Income Taxes - The income tax expense totaled $3.5 million for the 40-week period ended November 1, 2010 as compared to an income tax provision of $44,000 for the 40-week period ended November 2, 2009. The decrease in the effective tax rate for the 40 weeks ended November 1, 2010, was primarily due to an increase in the valuation allowance. Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed more likely than not to be realized in the near term. Management assesses the likelihood that the Company will be able to recover deferred tax assets. If recovery is not likely, the Company establishes valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on estimates of future taxable income and the period over which the deferred tax assets will be recoverable. Management does not believe that sufficient taxable income will be generated in future periods to recover the carrying value of deferred income tax assets at November 1, 2010. The Company has deferred income tax assets of $0 and 3.1 million on November 1, 2010 and January 25, 2010, respectively. Management has reserved all deferred tax assets pending the refinancing of the Wells Fargo Credit Facility. The deferred tax asset is primarily the timing difference on deferred rent and fixed assets.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment and construction and remodeling of stores could affect the Company’s margins. Many of the Company’s employees are paid hourly rates related to the federal and state minimum wage laws so that changes in these laws would result in higher labor costs to the Company. In addition, food items purchased by the Company are subject to market supply and demand pressures. Changes in these costs may have an impact on the Company’s margins. The Company believes that modest increases in these costs can be offset through pricing and other cost control efforts. However, there is no assurance that the Company would be able to pass more significant costs on to its customers, or if it were able to do so, could do so in a short period of time.

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations, available borrowings under bank lines of credit and loans from our principal shareholder.

As of November 1, 2010, the Company had $541,000 in cash.  Cash and cash equivalents decreased by $(352,000) during the 40-weeks ended November 1, 2010. The net working capital deficit was $14.8 million and $7.9 million at November 1, 2010 and January 25, 2010, respectively. The Company spent approximately $486,000 on capital expenditures during the 40-weeks ending November 1, 2010. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided by operations was approximately $1.6 million for the 40-weeks ending November 1, 2010 and $1.8 million for the 40-weeks ending November 2, 2009. The decrease in cash generated from operating activities for the 40-week period ending November 1, 2010 was primarily due to fewer profitable restaurants and lower sales per restaurant in the current fiscal year as compared to the prior year.

Cash used by financing activities was approximately $1.5 million for the 40-weeks ending November 1, 2010 compared to approximately $110,000 for the 40-weeks ending November 2, 2009. During the periods, the Company made net debt payments of approximately $1.3 million and $4.2 million and incurred loan costs of $18,000 and $36,000, respectively. The Company’s decrease in checks written in excess of cash in bank was $718,000 in the current year as compared to an increase of $880,000 in the prior year. In the current year, the Company received $500,000 of net proceeds from borrowing on its line of credit and in the prior the company had net proceeds from long-term debt of approximately $3.3 million.

The following table is a summary of the Company’s outstanding debt obligations.

	November 1,	November 1,	January 25,	January 25,
	2010	2010	2010	2010
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$6,020,000	$1,184,000	$6,597,000	$730,000
Bank Debt-Revolver	2,475,000	2,475,000	2,000,000	-
Bank Debt-Term	3,775,000	3,775,000	4,450,000	900,000
Subordinated Debt	1,992,000	-	1,992,000	-
Total Debt	$14,262,000	$7,434,000	$15,039,000	$1,630,000

The Company has a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility includes an $8,000,000 term loan and a $2,500,000 revolving line of credit. The Credit Facility is guaranteed by Star Buffet’s subsidiaries and bears interest at Wells Fargo’s base rate plus 0.75%.  The Credit Facility is secured by a first priority lien on all of the Company’s assets, except for those assets that are currently pledged as security for existing obligations, in which case Wells Fargo will have a second lien.

On December 17, 2012, the Bankruptcy Court entered an order confirming the Second Amended Plan. The Confirmation Order requires the Company to pay the Wells Fargo Secured Claim. The Wells Fargo Loan will be paid in full according to the following schedule: (i) on the Effective Date, Wells Fargo will be paid the principal amount of $327,000, plus all accrued but unpaid interest, calculated at the non-default interest rate specified in the Wells Fargo Credit Agreement; and (ii) the Company will pay $328,000 plus all accrued but unpaid interest for each quarter thereafter until the loan is paid in full.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of November 1, 2010 and January 25, 2010. The Company expensed $130,000 for interest related to its loans from Mr. Wheaton during the first 40 weeks of fiscal 2011 and fiscal 2010. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1-Summary of Significant Accounting Policies to the audited financial statements for the year ended January 25, 2010 included in the Company’s annual report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities far exceed current assets, and the Company has experienced declining operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. These trends have continued through October 2013. Management estimates that the Company will require additional money beyond the projected operating cash flows to fund its operations for the next 12 months. Management plans to mortgage some of its operating restaurants and sell certain non-operating assets to provide the additional funding needed although no assurance can be provided that they will be able to do this.

Earnings or Loss Per Common Share

Net (loss) income per common share - basic is computed based on the weighted-average number of common shares outstanding during the period. Net (loss) income per common share – diluted is computed based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method.

For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the quarter ending November 1, 2010 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for quarters ending November 1, 2010 and November 2, 2009.

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

Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. At November 1, 2010 and January 25, 2010, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

Adopted and Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal 2015. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the periods covered by this report and as of the most recent fiscal year end which was January 28, 2013. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of January 28, 2013 and that two material weaknesses and one significant deficiency existed for the periods covered. The material weaknesses and significant deficiency identified included:

●	Untimely account reconciliations (material weakness).

●	Record retention (material weakness).

●	Segregation of duties (significant deficiency).

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

We have undertaken certain measures to remediate the material weakness involving untimely account reconciliations and inadequate record retention that were discussed in our report on Form 10-K for the year ended January 28, 2013.

We have been working to ensure that account reconciliations are completed earlier in the accounting cycle.  The Company has dedicated staff to prepare account reconciliations prior to each quarter end. This measure is being implemented during fiscal year 2014, and is expected to materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is also going to eliminate its material weakness with regard to record retention by implementing an electronic document management system to alleviate some of the challenges of retaining and locating paper documents. Given that the Company is decentralized with each of its restaurant locations generating source documents that are core to our accounting function, management believes that having an electronic data warehouse of these accounting documents will provide the Company with better ability to properly manage, account and provide appropriate support for its business activities.

The Company is a small public company. Effective internal control contemplates segregation of duties so that no one individual handles a transaction from inception to completion. Currently, there are not enough accounting personnel to permit an adequate segregation of duties in all respects and thus a significant deficiency in our internal control exists. Management continues an evaluation of staffing levels and responsibilities so as to comply with the segregation of duties requirements.

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the purchase of certain K-Bob restaurant locations, the Company entered into license agreements which require the payment of certain fees to K-BOB’S based on the restaurants gross sales. On September 2, 2010 K-BOB’s filed a Complaint against the Company for, among other things, alleged damages for breaches under the License Agreements in the106th District Court of Dawson County, Texas. On January 12, 2012, K-BOB’S initiated similar litigation before the bankruptcy court. In April 2013, the Company settled all litigation by terminating three restaurants leases including certain restaurant equipment.

On August 4, 2010 Spirit Master Funding, LLC (“Spirit”) , a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. The Company believes they owe Spirit less than their claim amount and has filed an objection to this claim with the bankruptcy court arguing that the allowed claim should be approximately $500,000. The outcome of this matter is still pending.

The Company or its subsidiaries are, from time to time, the subject of complaints or litigation from customers, employees, vendors, regulatory authorities and landlords. Adverse publicity resulting from such complaints or litigation may materially, adversely affect the Company and its subsidiaries, regardless of whether such allegations are valid. The Company believes that generally the lawsuits, claims and other legal matters brought in the ordinary course of business are not material to the Company’s business, financial condition or results of operations. However, an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1A. Risk Factors

The following risk factors represent new factors that affect the Company as a result of the Company’s emerging from Chapter 11 bankruptcy in January of 2013. These factors should be read in conjunction with other risk factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K. Our business activities and the food industry in general, are subject to a variety of risks. If any of the following risk factors or those described in our Annual report on Form 10-K should occur, our profitability, financial condition or liquidity could be materially impacted.

Risks Related to Our Emergence from Bankruptcy

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Chapter 11 Reorganization, we were required to prepare financial projections of the Parent Company and one subsidiary to demonstrate the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy. The financial projections, which were included in the disclosure statement and were approved by the Bankruptcy Court, reflected numerous assumptions concerning anticipated future performance and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results will vary from those contemplated by the projections for a variety of reasons.  The projections have not been incorporated by reference into this report and neither those projections nor any version of the disclosure statement should be considered or relied upon in connection with any investment decision concerning our common stock.

Our actual financial results after emergence from bankruptcy under Chapter 11 may not be comparable to our historical financial information.

As a result of the implementation of the Plan and the transactions contemplated thereby, our financial condition and results of operations may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements.

We cannot be certain that the Chapter 11 Reorganization will not adversely affect our operations going forward.

Although the Parent Company emerged from bankruptcy under Chapter 11 on January 17, 2013, the effective date of the Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, partners and others and to attract and retain customers. The failure to obtain such favorable terms and attract and retain customers could adversely affect our financial performance.

If we do not meet certain payment benchmarks as described in the Amended Plan, a Liquidating Agent will be able to direct and control the sale of certain of our assets.

Under the Amended Plan, if we fail to meet certain payment benchmarks to Wells Fargo and our general unsecured creditors as described in the Amended Plan, a Liquidating Agent may direct and control the sale of our Kissimmee, Florida, Hudson, Florida and Scottsdale, Arizona facilities.  Wells Fargo and our general unsecured creditors will retain up to 100% of net proceeds from any such sale in satisfaction of their claims.  Since we will not be able to control the sale of the above assets if we do not meet the payment benchmarks, we cannot guarantee that the assets will be sold at a value satisfactory to us. Our payment obligations under the Amended Plan may adversely affect our cash flow and we may not be able to obtain additional financing on satisfactory conditions.

Our ability to service our payment obligations under the Amended Plan will depend upon, among other things, our future operating performance and the ability to enter into financing transactions.

These factors depend partly on economic, financial, competitive and other factors beyond our control. In addition, if we need to obtain additional financing or sell assets or equity, we may not be able to do so on commercially reasonable terms, if at all.  Failure to service our payment obligations may result in the Plan Agent selling one or more of our assets, as described above.

The Parent Company’s Obligations under its confirmed Plan of Reorganization

As noted above, the Debtors estimate that its payment obligations under the confirmed Plan total approximately $10.0 million.  It intends to discharge these obligations from operating income derived from the restaurants operated by the Parent Company’s affiliates, an exit loan from CEO Robert E. Wheaton’s wife and proceeds from liquidation of certain restaurant properties. There are no guarantees that the Company will be able to generate sufficient cash flow to meet its obligations required by the confirmed Plan.

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

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Star Buffet, Inc.

Date: November 8, 2013	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President and Chairman

Date: November 8, 2013	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller Treasurer, Secretary and Principal Accounting Officer