Form 10-Q
period 2011-05-23
STAR BUFFET INC
filed 2013-11-08
CIK 1043156

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 23, 2011

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

     ⁭

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

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	May 23, 2011	January 31, 2011

Current assets:
Cash and cash equivalents	$628,000	$588,000
Receivables, net	233,000	232,000
Inventories	428,000	388,000
Prepaid expenses	199,000	43,000

Total current assets	1,488,000	1,251,000

Property, buildings and equipment, net	19,375,000	19,591,000

Other assets, net	501,000	483,000

Intangible assets, net	910,000	935,000

Total assets	$22,274,000	$22,260,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$2,748,000	$3,970,000
Payroll and related taxes	2,424,000	1,442,000
Sales and property taxes	2,191,000	1,659,000
Rent, licenses and other	2,330,000	2,479,000
Current maturities of obligations under long-term debt	6,852,000	7,164,000

Total current liabilities	16,545,000	16,714,000

Deferred rent payable	63,000	61,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	4,577,000	4,724,000

Total liabilities	23,177,000	23,491,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	-	-
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(18,649,000)	(18,977,000)

Total stockholders’ equity	(903,000)	(1,231,000)

Total liabilities and stockholders’ equity	$22,274,000	$22,260,000

 The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 23, 2011	May 17, 2010
Total revenues	$13,076,000	$19,649,000

Costs, expenses and other
Food costs	4,797,000	7,794,000
Labor costs	4,356,000	6,415,000
Occupancy and other expenses	2,453,000	3,563,000
General and administrative expenses	454,000	571,000
Depreciation and amortization	384,000	824,000

Total costs, expenses and other	12,444,000	19,167,000

Income (loss) from operations	632,000	482,000

Interest expense	(333,000)	(287,000)
Other income	29,000	133,000

Income (loss) before income taxes (benefit)	328,000	328,000

Income tax (benefit) provision	—	224,000

Net income (loss)	$328,000	$104,000

Net income (loss) per common share – basic and diluted	$0.10	$0.03

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075

 The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended

	May 23, 2011	May 17, 2010
Cash flows from operating activities:
Net income	$328,000	$104,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	360,000	798,000
Amortization of franchise, loan cost and licenses	80,000	82,000
Deferred income taxes	—	212,000
Change in operating assets and liabilities:
Receivables, net	(1,000)	208,000
Inventories	(40,000)	(26,000)
Prepaid expenses	(156,000)	(213,000)
Deposits and other	(73,000)	5,000
Deferred rent payable	2,000	(346,000)
Accounts payable-trade	(1,222,000)	1,000,000
Income taxes receivable	—	9,000
Other accrued liabilities	1,365,000	(384,000)
Net cash provided by operating activities	643,000	1,449,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(143,000)	(245,000)
Net cash used in investing activities	(143,000)	(245,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	—	(1,211,000)
Payments on long term debt	(460,000)	(434,000)
Proceeds on line of credit	—	475,000
Capitalized loan costs	—	(6,000)
Net cash used in financing activities	(460,000)	(1,176,000)

Net change in cash and cash equivalents	40,000	28,000

Cash and cash equivalents at beginning of period	588,000	893,000

Cash and cash equivalents at end of period	$628,000	$921,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$295,000	$174,000

Income taxes	$2,000	$3,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc. and its subsidiaries (the “Company”) currently own and operate 32 full-service restaurants located throughout the United States. The Company’s restaurants operate under the trade names Barnhill’s Buffets, HomeTown Buffets, Whistle Junction, BuddyFreddys, JJ North’s Country Buffet, 4B’s, JB’s, K-BOB’S Steakhouse, Casa Bonita, Western Sizzlin, Holiday House, Bar-H Steakhouse, and Pecos Diamond Steakhouse. In addition, the Company also has another 10 restaurant facilities of which three are leased to third party operators, two are used as warehouses and five are closed for remodeling and repositioning. The Company has an executive offices in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

The filing of the Company’s Annual Reports on Form 10-K for the years ended January 28, 2013 (“fiscal 2013”), and January 30, 2012 (“fiscal 2012”) as well as the filing of Quarterly Reports on Form 10-Q for the quarterly periods ended November 1, 2010, May 23, 2011, August 15, 2011, November 7, 2011, May 21, 2012, August 13, 2012, November 5, 2012, May 20, 2013, and August 12, 2013 have been primarily delayed as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as more fully described in Note 7 to the condensed consolidated financial statements under the heading “Chapter 11 Reorganization”.  As a result of the filings, the Company’s management has devoted substantial internal and external resources to confront this matter.

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

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our most recent Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the company and its subsidiaries through May 23, 2011. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of May 23, 2011 or January 31, 2011. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the fiscal quarter ending May 23, 2011 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for fiscal quarters ending May 23, 2011 and May 17, 2010.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company did not recorded impairment losses associated with certain restaurant facilities for the sixteen weeks ended May 23, 2011 and May 17, 2010.

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

The components of property, buildings and equipment as of May 23, 2011 consist of 32 operating restaurant properties, three restaurant properties that are leased to third parties, five non-operating restaurants that remain closed for remodeling and repositioning and two non-operating properties that are used as warehouses for equipment.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 23 2011

(Dollars in Thousands)

Property, building and equipment:	Operating	Leased	Held for Future Use	Total

Furniture, fixtures and equip.	$12,541	$495	$410	$13,446
Land	4,852	555	441	5,848
Building and leaseholds	13,355	1,920	2,208	17,483
	30,748	2,970	3,059	36,777
Less accumulated depreciation	(15,485)	(1,169)	(748)	(17,402)
	$15,263	$1,801	$2,311	$19,375

The components of property, buildings and equipment as of January 31, 2011 consist of 31 operating restaurant properties, two restaurant properties that are leased to third parties, seven non-operating restaurants that remain closed for remodeling and repositioning and two non-operating properties that are used as warehouses for equipment.

January 31, 2011

(Dollars in Thousands)

Property, building and equipment:	Operating	Leased	Held for Future Use	Total

Furniture, fixtures and equip.	$12,205	$202	$921	$13,328
Land	4,882	349	618	5,849
Building and leaseholds	12,445	1,404	3,607	17,456
	29,532	1,955	5,146	36,633
Less accumulated depreciation	(14,474)	(863)	(1,705)	(17,042)
	$15,058	$1,092	$3,441	$19,591

The Company recorded depreciation expense of $360,000 and $798,000 for the sixteen weeks ended May 23, 2011 and May 17, 2010, respectively.

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of goodwill and other intangible assets as of May 23, 2011 and January 31, 2011. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of May 23, 2011 and January 31, 2011, the $551,000 in carrying value of goodwill relates to our purchase of two JB’s restaurants in Montana and one in Utah.

In addition, the Company’s other intangible assets consist of franchise fees, license agreements and trademarks. Franchise fees and license agreements are amortized using the straight-line method over the terms of the agreements, which typically range from 10 to 20 years. Trademark assets have an indefinite asset life.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

j) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. Management estimated the effective tax rate for the sixteen week period ended May 23, 2011 to be 0% as the Company did not generate any taxable income for the fiscal year ended January 30, 2012. ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes that it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets existing as of May 23, 2011 based on the Company's expected future pre-tax earnings, the likelihood of being able to refinance and extend its current term loan and line of credit, the overall uncertainty in the economic conditions that have led the Company to experience significant declines in same store sales and corresponding profits for certain restaurants, particularly its buffet restaurants, and the difficulties the Company has encountered in extending and or settling certain lease agreements for restaurants that are key to the Company’s operations. As a result of the above factors, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of May 23, 2011 and January 31, 2011. The Company expensed $52,000 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2012 and fiscal 2011. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Note 5 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	May 23, 2011	May 23, 2011	January 31, 2011	January 31, 2011
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$5,629,000	$1,052,000	$5,863,000	$1,139,000
Bank Debt-Revolver	2,475,000	2,475,000	2,475,000	2,475,000
Bank Debt-Term	3,325,000	3,325,000	3,550,000	3,550,000
Total Debt	$11,429,000	$6,852,000	$11,888,000	$7,164,000

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

On December 17, 2012, the Bankruptcy Court entered an order confirming the Second Amended Plan. The Confirmation Order requires the Company to pay the Wells Fargo Secured Claim. The Wells Fargo Loan will be paid in full according to the following schedule: (i) on the Effective Date, Wells Fargo will be paid the principal amount of $327,000, plus all accrued but unpaid interest, calculated at the non-default interest rate specified in the Wells Fargo Credit Agreement; and (ii) the Company will pay $328,000 plus all accrued but unpaid interest for each quarter thereafter until the loan is paid in full. Since the Company exited bankruptcy there are no longer any financial covenants associated with the Wells Fargo loans.

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

In connection with the purchase of certain K-Bob restaurant locations, the Company entered into license agreements which require the payment of certain fees to K-BOB’S based on the restaurants gross sales. On September 2, 2010 K-BOB’s filed a Complaint against the Company for, among other things, alleged damages for breaches under the License Agreements in the106th District Court of Dawson County, Texas. On January 12, 2012, K-BOB’S initiated similar litigation before the bankruptcy court. In April 2013, the Company settled all litigation by terminating three restaurants leases including returning certain restaurant equipment. The Company did not have to pay any additional consideration in connection with the agreed upon settlement.

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

On June 18, 2012 the Company closed the Holiday House restaurant in Ormond Beach, Florida. The Company had a month-to-month lease which was fully paid.

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

On August 12, 2012 the Company closed the JB’s restaurant in Richfield, Utah. The Company had a month-to-month lease which was fully paid.

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

On September 4, 2013, the Company sold the former Hometown Buffet building in Layton, Utah and restructured its loan from the Bank of Utah. Net proceeds of $607,000 from this sale were paid to Bank of Utah in connection with restructuring the loan agreement.

On September 21, 2013, the Company closed the JB’s Restaurant in Billings, Montana. The Company had a month-to-month lease which was fully paid.

On September 30, 2013, the Company closed the Big Rock Café in Marysvale, Utah. The Company accrued for all anticipated expenses of settling the lease obligation.

 STAR BUFFET, INC. AND SUBSIDIARIES

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K. Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under-performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This quarterly report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 31, 2011, and other filings with the Securities and Exchange Commission.

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

Recent Developments

As a result of the continued weakness in the U.S. economy the Company’s comparable restaurant sales declined again in the periods ended May 23, 2011. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past two years, the Company has closed stores that have experienced deterioration of operating results and for which Management has assessed low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well in that unit. There may be further restaurant unit closures in the future as Management continues to evaluate operating results. However, Management believes that it has closed and incurred impairment charges on the substantial number of restaurant units that have exhibited poor operating results. The Company continues to explore the expansion of its Non-Buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and pay its scheduled debt repayments.

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for other recent developments.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 23, 2011 and May 17, 2010.

	Sixteen Weeks Ended
	May 23, 2011	May 17, 2010
Total revenues	100.0%	100.0%

Costs, expenses and other
Food costs	36.7	39.7
Labor costs	33.3	32.6
Occupancy and other expenses	18.8	18.1
General and administrative expenses	3.5	2.9
Depreciation and amortization	2.9	4.2
Total costs, expenses and other	95.2	97.5

Income (loss) from operations	4.8	2.5

Interest expense	(2.5)	(1.5)
Interest income	0.0	0.7
Other income	0.2	0.0
Income before income taxes	2.5	1.7

Income tax (benefit) provision	—	1.2

Net income (loss)	2.5%	0.5%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of May 23, 2011 and January 31, 2011, respectively.

Concept	May 23, 2011	January 31, 2011

Operating Restaurants
4B’s	7	7
JB’s	7	5
Barnhill’s Buffet	4	4
K-BOB’S Steakhouse	3	3
HomeTown Buffet	3	3
Whistle Junction	1	2
BuddyFreddys	1	1
Casa Bonita	1	1
Western Sizzlin	1	1
Holiday House	1	1
JJ North’s Country Buffet	1	1
Pecos Diamond Steakhouse	1	1
Bar-H Steakhouse	1	1
	32	31
Non-operating Restaurants
Leased	3	2
Warehouse	2	2
Held for Future Use	5	7
	10	11
Total	42	42

Sixteen Weeks Ended May 23, 2011 compared to Sixteen Weeks Ended May 17, 2010

Overview - The Company has a consolidated net income for the 16-week period ended May 23, 2011 of $328,000 or $0.10 per diluted share as compared with net income of $104,000 or $0.03 per diluted share for the comparable prior year period, a change of approximately $224,000 from the prior year period. The increase in net income is due to an increase in income from operations of approximately $150,000 which primarily resulted from an improvement in food costs and depreciation expense, offset by higher interest expense, lower other income and lower income tax expense as compared to the prior year period.

Revenues - Total revenues decreased approximately $6.6 million or 33.5% from $19.7 million in the 16 weeks ended May 17, 2010 to $13.1 million in the 16 weeks ended May 23, 2011. The decrease in revenues was primarily attributable to the closure of 18 restaurants of which 17 restaurants were closed in fiscal 2011 and one restaurant was closed in fiscal 2012 resulting in a sales decline of approximately $6.7 million and sales declines of approximately $900,000 or approximately 6.8% in comparable same store sales. The decline in sales was partially offset by a $1.0 million increase attributable to four new restaurants.

Food Costs - Food costs as a percentage of total revenues decreased from 39.7% during the 16-week period ended May 17, 2010 to 36.7% during the 16-week period ended May 23, 2011. The decrease for the 16 weeks as a percentage of total revenues was primarily attributable to an increase in the percentage of our total revenues recognized from its non-buffet stores. The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants. Revenue from the non-buffet restaurants increased in the current fiscal year as compared to the same period in the prior year, therefore lowering the overall food costs this year as a percentage of sales even though wholesale food prices increased this year compared to the prior year. Food costs decreased by approximately $3.0 million in the 16-week period ended May 23, 2011, primarily due to the net decrease of 14 stores.

Labor - Labor costs as a percentage of total revenues increased from 32.6% during the 16-week period ended May 17, 2010 to 33.3% during the 16-week period ended May 23, 2011. The increase as a percentage of total revenues was primarily attributable to a generally lower revenue base and higher minimum wages. Labor costs decreased by approximately $2.1 million in the 16-week period ended May 23, 2011, primarily due to the net decrease of 14 stores.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 18.1% during the 16-week period ended May 17, 2010 to 18.8% during the 16-week period ended May 23, 2011. Occupancy and other expense decreased approximately $1.1 million in the 16-week period ended May 23, 2011 primarily due to the net decrease of 14 stores. The increase for the 16-week period ending May 23, 2011 as a percentage of total revenues was primarily attributable to a decrease in revenue base in the current year compared to the prior year.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 2.9% during the 16-week period ended May 17, 2010 to 3.5% during the 16-week period ended May 23, 2011. The increase for the 16 week period ended May 23, 2011 as a percentage of total revenues was primarily attributable to a decrease in the revenue base due to the net decrease of 14 stores.

Depreciation and Amortization - Depreciation and amortization expense decreased from $824,000 during the 16-week period ended May 17, 2010 to $384,000 during the 16-week period ended May 23, 2011. The decrease was primarily attributable to the net decrease of 14 stores.

Interest Expense - Interest expense increased from $287,000 during the 16-week period ended May 17, 2010 to $333,000 during the 16-week period ended May 23, 2011. The increase was attributable to higher average interest rates in the 16-week period ended May 23, 2011 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $29,000 for two properties leased for the 16-week period ended May 23, 2011. Rental income was approximately $12,000 for one property leased for the 16-week period ended May 17, 2010. Legal settlements included $85,000 from the Utah Department of Transportation and $35,000 from credit card processing companies during the first quarter of fiscal 2010.

Income Taxes - The income tax provision totaled $0 of pre-tax income for the first fiscal quarter of 2011 as compared to $224,000 in first fiscal quarter of 2010. The Company has deferred income tax assets of $0 on May 23, 2011 and January 31, 2011, respectively. Management believes that it is more likely than not that the Company will not be able to realize the benefit of its deferred tax assets existing as of May 23, 2011 based on the Company's expected future pre-tax earnings, the likelihood of being able to refinance and extend its current term loan and line of credit, the overall uncertainty in the economic conditions that have led the Company to experience significant declines in same store sales and corresponding profits for certain restaurants, particularly its buffet restaurants, and the difficulties the Company has encountered in extending and or settling certain lease agreements for restaurants that are key to the Company’s operations.

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

As of May 23, 2011, the Company had $628,000 in cash.  Cash and cash equivalents increased by $40,000 during the 16-weeks ended May 23, 2011. The net working capital deficit was $15.1 million and $15.5 million at May 23, 2011 and January 31, 2011, respectively. The Company spent approximately $143,000 on capital expenditures during the 16-weeks ending May 23, 2011. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided by operations was approximately $643,000 for the 16-weeks ending May 23, 2011 and $1.4 million for the 16-weeks ending May 17, 2010. The decrease in cash generated from operating activities for the 16-week period ending May 23, 2011 was primarily due to fewer profitable restaurants and lower sales per restaurant in the current fiscal year as compared to the prior year.

Cash used by financing activities was approximately $460,000 for the 16-weeks ending May 23, 2011 compared to $1.2 million for the 16-weeks ending May 17, 2010. During the periods, the Company made net debt payments of approximately $460,000 and $434,000 and incurred loan costs of $0 and $6,000, respectively. The Company’s decrease in checks written in excess of cash in the bank was $1.2 million in the prior year. During the prior year, the Company received $475,000 of net proceeds from borrowing on its line of credit.

The following table is a summary of the Company’s outstanding debt obligations.

	May 23, 2011	May 23, 2011	January 31, 2011	January 31, 2011
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$5,629,000	$1,052,000	$5,863,000	$1,139,000
Bank Debt-Revolver	2,475,000	2,475,000	2,475,000	2,475,000
Bank Debt-Term	3,325,000	3,325,000	3,550,000	3,550,000
Subordinated Debt	1,992,000	-	1,992,000	-
Total Debt	$13,421,000	$6,852,000	$13,880,000	$7,164,000

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

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of May 23, 2011 and January 31, 2011. The Company expensed $52,000 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2012 and fiscal 2011. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for the year ended January 31, 2011 included in the Company’s annual report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the quarter ending May 23, 2011 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for quarters ending May 23, 2011 and May 17, 2010.

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

Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. At May 23, 2011 and January 31, 2011, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

The Company is also going to eliminate its material weakness with regard to record retention by implementing an electronic document management system to alleviate some of the challenges of retaining and locating paper documents. Given that the Company is decentralized with each of its restaurant locations generating source documents that are core to our accounting function, management believes that having an electronic data warehouse of these accounting documents will provide the Company with better ability to properly manage, account, and provide appropriate support for its business activities.

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
Ronald E. Dowdy
Group Controller Treasurer, Secreray and Principal Accounting Officer