Form 10-Q
period 2011-08-15
STAR BUFFET INC
filed 2013-11-08
CIK 1043156

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 15, 2011

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

                                                       Yes               No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2013, there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1:   Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 15, 2011	January 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$585,000	$588,000
Receivables, net	197,000	232,000
Inventories	474,000	388,000
Prepaid expenses	241,000	43,000

Total current assets	1,497,000	1,251,000

Property, buildings and equipment, net	19,230,000	19,591,000

Other assets, net	485,000	483,000

Intangible assets, net	892,000	935,000

Total assets	$22,104,000	$22,260,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$2,080,000	$3,970,000
Payroll and related taxes	2,563,000	1,442,000
Sales and property taxes	2,533,000	1,659,000
Rent, licenses and other	2,275,000	2,479,000
Current maturities of obligations under long-term debt	6,600,000	7,164,000

Total current liabilities	16,051,000	16,714,000

Deferred rent payable	68,000	61,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	4,448,000	4,724,000

Total liabilities	22,559,000	23,491,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(18,201,000)	(18,977,000)

Total stockholders’ equity	(455,000)	(1,231,000)

Total liabilities and stockholders’ equity	$22,104,000	$22,260,000

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15,	August 9,	August 15,	August 9,
	2011	2010	2011	2010
Total revenues	$10,364,000	$13,796,000	$23,440,000	$33,446,000

Costs, expenses and other
Food costs	3,657,000	5,015,000	8,454,000	12,809,000
Labor costs	3,378,000	4,625,000	7,734,000	11,041,000
Occupancy and other expenses	1,956,000	2,808,000	4,409,000	6,372,000
General and administrative expenses	393,000	517,000	847,000	1,088,000
Depreciation and amortization	291,000	629,000	675,000	1,452,000
Impairment of long-lived assets	—	2,247,000	—	2,247,000

Total costs, expenses and other	9,675,000	15,841,000	22,119,000	35,009,000

Income (loss) from operations	689,000	(2,045,000)	1,321,000	(1,563,000)

Interest expense	(254,000)	(221,000)	(587,000)	(508,000)
Interest income	—	—	—	—
Other income	13,000	10,000	42,000	143,000

Income (loss) before income taxes	448,000	(2,256,000)	776,000	(1,928,000)

Income tax (benefit) provision	—	(870,000)	—	(646,000)

Net income (loss)	$448,000	$(1,386,000)	$776,000	$(1,282,000)

Net income (loss) per common share – basic and diluted	$0.14	$(0.43)	$0.24	$(0.40)

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	28 weeks Ended
	August 15, 2011	August 9, 2010
Cash flows from operating activities:
Net income (loss)	$776,000	$(1,282,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	632,000	1,407,000
Amortization of franchise, loan cost and licenses	146,000	143,000
Impairment of long-lived assets	—	2,247,000
Deferred income taxes	—	(604,000)
Change in operating assets and liabilities:		—
Receivables, net	35,000	203,000
Inventories	(86,000)	57,000
Prepaid expenses	(198,000)	(328,000)
Deposits and other	(72,000)	(18,000)
Deferred rent payable	7,000	(399,000)
Accounts payable-trade	(1,890,000)	1,303,000
Income taxes receivable	—	(45,000)
Other accrued liabilities	1,791,000	(398,000)
Net cash provided by operating activities	1,141,000	2,286,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(271,000)	(478,000)
Net cash used in investing activities	(271,000)	(478,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	—	(1,585,000)
Payments on long term debt	(840,000)	(840,000)
Proceeds on line of credit	—	475,000
Capitalized loan costs	(33,000)	(18,000)
Net cash used in financing activities	(873,000)	(1,968,000)

Net change in cash and cash equivalents	(3,000)	(160,000)

Cash and cash equivalents at beginning of period	588,000	893,000

Cash and cash equivalents at end of period	$585,000	$733,000

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$473,000	$318,000

Income taxes	$2,000	$3,000

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc. and its subsidiaries (the “Company”) currently own and operate 31 full-service restaurants located throughout the United States. The Company’s restaurants operate under the trade names Barnhill’s Buffets, HomeTown Buffets, Whistle Junction, BuddyFreddys, JJ North’s Country Buffet, 4B’s, JB’s, K-Bob’s Steakhouse, Casa Bonita, Western Sizzlin, Holiday House, Bar-H Steakhouse, and Pecos Diamond Steakhouse. In addition, the Company also has another 10 restaurant facilities of which three are leased to third party operators, two are used as warehouses and five are closed for remodeling and repositioning. The Company has an executive office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

The filing of the Company’s Annual Reports on Form 10-K for the years ended January 28, 2013 (“fiscal 2013”), and January 30, 2012 (“fiscal 2012”) as well as the filing of Quarterly Reports on Form 10-Q for the quarterly periods ended August 9, 2010, May 23, 2011, August 15, 2011, August 15, 2011, May 21, 2012, August 13, 2012, November 5, 2012, May 20, 2013, and August 12, 2013 have been primarily delayed as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as more fully described in Note 7 to the condensed consolidated financial statements under the heading Chapter 11 Reorganization.  As a result of the filings, the Company’s management has devoted substantial internal and external resources to confront this matter.

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the company and its subsidiaries through August 15, 2011. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of August 15, 2011 or January 31, 2011. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the fiscal quarter ending August 15, 2011 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for fiscal quarters ending August 15, 2011 and August 9, 2010.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period. The Company recorded impairment losses associated with certain restaurant facilities of $0 and $2,247,000 for the twelve weeks ended August 15, 2011 and August 9, 2010, respectively.

f) Properties, Building and Equipment

Property, building and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

	Years
Buildings		40
Building and leasehold improvements	15	–	20
Furniture, fixtures and equipment	5	–	8

Building and leasehold improvements are amortized over the lesser of the life of the lease or the estimated economic life of the assets. The life of the lease includes renewal options deter mined by management at lease inception as reasonably likely to be exercised. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements may be required to be expensed immediately which could result in a significant charge to operating results in that period.

Property and equipment in non-operating units or stored in warehouses, which is held for remodeling or repositioning, is depreciated and is recorded on the balance sheet as property, building and equipment held for future use. Property and equipment in non-operating units held for remodeling or repositioning is depreciated and reflected as property, building and equipment held for future use in the tables below.

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

The components of property, buildings and equipment as of August 15, 2011 consist of 31 operating restaurant properties, three restaurant properties that are leased to third parties, five non-operating restaurants that remain closed for remodeling and repositioning and two non-operating properties that are used as warehouses for equipment.

August 15 2011
(Dollars in Thousands)

Property, building and equipment:	Operating	Leased	Held for Future Use	Total

Furniture, fixtures and equip.	$12,647	$495	$410	$13,552
Land	4,852	555	441	5,848
Building and leaseholds	13,377	1,920	2,208	17,505
	30,876	2,970	3,059	36,905
Less accumulated depreciation	(15,725)	(1,178)	(772)	(17,675)
	$15,151	$1,792	$2,287	$19,230

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

The Company recorded depreciation expense of $272,000 and $609,000 for the twelve weeks ended August 15, 2011 and August 9, 2010, respectively. Depreciation expense for the 28 weeks ending August 15, 2011 and August 9, 2010 totaled $632,000 and $1,407,000, respectively.

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of goodwill and other intangible assets as of August 15, 2011 and January 31, 2011. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of August 15, 2011 and January 31, 2011, the $551,000 in carrying value of goodwill relates to our purchase of two JB’s restaurants in Montana and one in Utah.

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

j) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. Management estimated the effective tax rate for the 12 and 28 week periods ended August 15, 2011 to be 0% as the Company did not generate any taxable income for these periods. ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes that it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets existing as of August 15, 2011 based on the Company's expected future pre-tax earnings, the likelihood of being able to refinance and extend its current term loan and line of credit, the overall uncertainty in the economic conditions that have led the Company to experience significant declines in same store sales and corresponding profits for certain restaurants, particularly its buffet restaurants, and the difficulties the Company has encountered in extending and or settling certain lease agreements for restaurants that are key to the Company’s operations. As a result of the above factors, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Note 4 – Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of August 15, 2011 and January 31, 2011. The Company expensed $91,000 for interest related to its loans from Mr. Wheaton during the first 28 weeks of fiscal 2012 and fiscal 2011, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	August 15,	August 15,	January 31,	January 31,
	2011	2011	2011	2011
	Total Debt	Current Portion	Total Debt	Current Portion
Type of Debt
Real Estate Mortgages	$5,473,000	$1,025,000	$5,863,000	$1,139,000
Bank Debt-Revolver	2,475,000	2,475,000	2,475,000	2,475,000
Bank Debt-Term	3,100,000	3,100,000	3,550,000	3,550,000
Total Debt	$11,048,000	$6,600,000	$11,888,000	$7,164,000

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

On December 17, 2012, the Bankruptcy Court entered an order confirming the Second Amended Plan. The Confirmation Order requires the Company to pay the Wells Fargo Secured Claim. The Wells Fargo Loan will be paid in full according to the following schedule: (i) on the Effective Date, Wells Fargo will be paid the principal amount of $327,000, plus all accrued but unpaid interest, calculated at the non-default interest rate specified in the Wells Fargo Credit Agreement; and (ii) the Company will pay $328,000 plus all accrued but unpaid interest for each quarter thereafter until the loan is paid in full. Since the Company exited bankruptcy, there are no longer any financial covenants associated with the Wells Fargo loans.

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

On February 22, 2012, the Company re-opened the K-BOB’s Steakhouse in Beeville, Texas

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

On June 18, 2012 the Company closed the Holiday House restaurant in Ormond Beach, Florida. The Company had a month to month lease that was fully paid.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 12, 2012 the Company closed the JB’s restaurant in Richfield, Utah. The Company had a month to month lease that was fully paid.

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

On June 28, 2013, the Company closed the JJ North’s Country Buffet in Scottsdale, Arizona. The Company owns the location and has converted it to executive office space and a storage facility

On July 29, 2013, the Company closed the Barnhill’s Buffet in Tupelo, Mississippi. The Company accrued for all anticipated expenses of settling the lease obligation.

On September 4, 2013, the Company sold the former Hometown Buffet building in Layton, Utah and restructured its loan from the Bank of Utah. Net proceeds of $607,000 from this sale were paid to Bank of Utah in connection with restructuring the loan agreement.

On September 21, 2013, the Company closed the JB’s Restaurant in Billings, Montana. The Company had a month to month lease that was fully paid.

On September 30, 2013, the Company closed the Big Rock Café in Marysvale, Utah. The Company accrued for all anticipated expenses of settling the lease obligation.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-.K. Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under-performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

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

Significant Events

The filing of the Company’s Annual Reports on Form 10-K for the years ended January 28, 2013 (“fiscal 2013”), and January 30, 2012 (“fiscal 2012”) as well as the filing of Quarterly Reports on Form 10-Q for the quarterly periods ended August 09, 2010, May 23, 2011, August 15, 2011, August 15, 2011, May 21, 2012, August 13, 2012, November 5, 2012, May 20, 2013, and August 12, 2013 have been primarily delayed as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as more fully described below under the heading “Chapter 11 Reorganization”.  As a result of the filings, the Company’s management has devoted substantial internal and external resources to confront this matter.

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

Recent Developments

As a result of the continued weakness in the U.S. economy the Company’s comparable restaurant sales declined again in the periods ended August 15, 2011. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past two years, the Company has closed stores that have experienced deterioration of operating results and for which Management has assessed low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well in that unit. There may be further restaurant unit closures in the future as Management continues to evaluate operating results. However, Management believes that it has closed and incurred impairment charges on the substantial number of restaurant units that have exhibited poor operating results. The Company continues to explore the expansion of its Non-Buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and pay its scheduled debt repayments.

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for other recent developments.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 15, 2011 and August 09, 2010.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15,	August 09,	August 15,	August 09,
	2011	2010	2011	2010
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	35.3	36.3	36.1	38.3
Labor costs	32.6	33.5	33.0	33.0
Occupancy and other expenses	18.9	20.3	18.8	19.1
General and administrative expenses	3.8	3.8	3.6	3.3
Depreciation and amortization	2.8	4.6	2.9	4.3
Impairment of long-lived assets	—	16.3	—	6.7
Total costs, expenses and other	93.4	114.8	94.4	104.7

Income (loss) from operations	6.6	(14.8)	5.6	(4.7)

Interest expense	(2.5)	(1.6)	(2.5)	(1.5)
Interest income	0.0	0.0	0.0	0.0
Other income	0.1	0.1	0.2	0.4
Income before income tax (benefit)	4.2	(16.3)	3.3	(5.8)

Income tax (benefit) provision	—	(6.3)	—	(1.9)
Net income (loss)	4.2%	(10.0)%	3.3%	(3.9)%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of August 15, 2011 and January 31, 2011, respectively.

Concept	August 15, 2011	January 31, 2011
Operating Restaurants
4B’s	7	7
JB’s	7	5
Barnhill’s Buffet	4	4
K-BOB’S Steakhouse	3	3
HomeTown Buffet	2	3
Whistle Junction	1	2
BuddyFreddys	1	1
Casa Bonita	1	1
Western Sizzlin	1	1
Holiday House	1	1
JJ North’s Country Buffet	1	1
Pecos Diamond Steakhouse	1	1
Bar-H Steakhouse	1	1
	31	31
Non-operating Restaurants
Leased	3	2
Warehouse	2	2
Held for Future Use	5	7
	10	11
Total	41	42

Twelve Weeks Ended August 15, 2011 compared to Twelve Weeks Ended August 09, 2010

Overview - The Company has a consolidated net income for the 12-week period ended August 15, 2011 of $448,000 or $0.14 per diluted share as compared with net loss of $(1.4) million or $(0.43) per diluted share for the comparable prior year period, a change of approximately $1.8 million from the prior year period. The increase in the net income is due to an increase in income from operations of approximately $2.7 million which primarily resulted from an improvement in food, depreciation and impairment expense as compared to the prior year period

Revenues - Total revenues decreased by approximately $3.4 million or 24.9% from $13.8 million in the 12 weeks ended August 9, 2010 to $10.4 million in the 12 weeks ended August 15, 2011. The decrease in revenues was primarily attributable to the closure of 16 restaurants resulting in a sales decline of approximately $3.5 million and sales declines of approximately $500,000 or approximately 5.2% in comparable same store sales. The decline in sales was partially offset by $600,000 increase attributable to three new restaurants.

Food Costs - Food costs as a percentage of total revenues decreased from 36.3% during the 12-week period ended August 9, 2010 to 35.3% during the 12-week period ended August 15, 2011. The decrease for the 12 weeks as a percentage of total revenues was primarily attributable to an increase in the percentage of our total revenues recognized from the non-buffet stores. The non-buffet restaurants traditionally have lower food costs as a percentage of revenues than the buffet restaurants. Revenue from the non-buffet restaurants increased in the current fiscal year as compared to the same period in the prior year, therefore lowering the overall food cost this year as a percentage of sales even though wholesale food prices increased this year compared to the prior year. Food costs decreased by approximately $1.4 million in the 12-week period ended August 15, 2011, primarily due to the net decrease of 13 stores.

Labor - Labor costs as a percentage of total revenues decreased from 33.5% during the 12-week period ended August 9, 2010 to 32.6% during the 12-week period ended August 15, 2011. The decrease as a percentage of total revenues was primarily attributable to the closure of poor performing stores partially offset by higher minimum wages. Labor costs decreased by approximately $1.2 million in the 12-week period ended August 15, 2011, primarily due to the net decrease of 13 stores.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 20.3% during the 12-week period ended August 9, 2010 to 18.9% during the 12-week period ended August 15, 2011. Occupancy and other expense decreased approximately $850,000 in the 12-week period ended August 15, 2011 primarily due to the net decrease of 13 stores. The decrease for the 12-week period ending August 15, 2011 as a percentage of total revenues was primarily attributable to the closure of poor performing stores.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues stayed the same at 3.8% during the 12-week period ended August 9, 2010 to 3.8% during the 12-week period ended August 15, 2011.

Depreciation and Amortization - Depreciation and amortization expense decreased from $629,000 during the 12-week period ended August 9, 2010 to $291,000 during the 12-week period ended August 15, 2011. The decrease was primarily attributable to the net decrease of 13 stores and impairment of long-lived assets during fiscal 2011.

Impairment of Long-lived Assets – During the 12-week period ended August 09, 2010, the Company recorded $2.2 million of impairments relating to underperforming restaurants and related equipment. These impairments were primarily the result of the Company having several restaurants that experienced declining sales and incurred net losses as a result of the down turn in the economy that began in approximately September 2008. This downturn primarily related to the Company’s buffet restaurants and resulted in many of them being closed and in certain cases sold. The Company did not record any impairment losses during the 12-week period ended August 15, 2011.

Interest Expense - Interest expense increased from $221,000 during the 12-week period ended August 9, 2010 to $254,000 during the 12-week period ended August 15, 2011. The increase was attributable to higher average interest rate in the 12-week period ended August 15, 2011 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $13,000 for two properties leased for the 12-week period ended August 15, 2011. Rental income was $10,000 for one property leased for the 12-week period ended August 9, 2010.

Income Taxes - The income tax provision totaled $0 second fiscal quarter of 2011 as compared to $870,000 of income tax benefit for the second fiscal quarter of 2010. The Company has deferred income tax assets of $0 on August 15, 2011 and January 31, 2011. Management believes that it is more likely than not that the Company will not be able to realize the benefit of its deferred tax assets existing as of August 15, 2011 based on the Company's expected future pre-tax earnings, the likelihood of being able to refinance and extend its current term loan and line of credit, the overall uncertainty in the economic conditions that have led the Company to experience significant declines in same store sales and corresponding profits for certain restaurants, particularly its buffet restaurants, and the difficulties the Company has encountered in extending and or settling certain lease agreements for restaurants that are key to the Company’s operations.

Twenty-eight Weeks Ended August 15, 2011 compared to Twenty-eight Weeks Ended August 09, 2010

Overview - The Company has a consolidated net income for the 28-week period ended August 15, 2011 of $776,000 or $0.24 per diluted share as compared with net loss of $(1,282,000) or $(0.40) per diluted share for the comparable prior year period, a change of approximately $2.1 million from the prior year period. The increase in the net income is due to an increase in income from operations of approximately $2.9 million which primarily resulted from an improvement in food, labor, depreciation and amortization and impairment expense as compared to the prior year period.

Revenues - Total revenues decreased approximately $10.0 million or 29.9% from $33.4 million in the 28 weeks ended August 9, 2010 to $23.4 million in the 28 weeks ended August 15, 2011. The decrease in revenues was primarily attributable to the closure of 18 restaurants of which 17 restaurants were closed in fiscal 2011 and one restaurant was closed in fiscal 2012 resulting in a sales decline of approximately $10.2 million and sales declines of approximately $1.3 million or approximately 5.6% in comparable same store sales. The decline in sales was partially offset by $1.5 million increase attributable to four new restaurants.

Food costs - Food costs as a percentage of total revenues decreased from 38.3% during the 28-week period ended August 9, 2010 to 36.1% during the 12-week period ended August 15, 2011. The decrease for the 28 weeks as a percentage of total revenues was primarily attributable to an increase in the percentage of our total revenues recognized from the non-buffet stores. The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants. Revenue from the non-buffet restaurants increased in the current fiscal year as compared to the same period in the prior year, therefore lowering the overall food cost this year as a percentage of sales even though wholesale food prices increased this year compared to the prior year. Food costs decreased by approximately $4.4 million in the 28-week period ended August 15, 2011, primarily due to the net decrease of 14 stores.

Labor - Labor costs as a percentage of total revenues was 33.0% during the 28-week periods ended August 15, 2011 and August 9, 2010. The higher minimum wages were offset by the closure of poor performing stores. Labor costs decreased by approximately $3.3 million in the 28-week period ended August 15, 2011, primarily due to the net decrease of 14 stores.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 19.1% during the 28-week period ended August 9, 2010 to 18.8% during the 28-week period ended August 15, 2011. Occupancy and other expense decreased approximately $2.0 million in the 28-week period ended August 15, 2011 primarily due to the net decrease of 14 stores. The decrease for the 28-week period ending August 15, 2011 as a percentage of total revenues was primarily attributable to the closure of poor performing stores.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 3.3% during the 28-week period ended August 9, 2010 to 3.6% during the 12-week period ended August 15, 2011. The increase for the 28 week period ended August 15, 2011 as a percentage of total revenues was primarily attributable to a decrease in the revenue base due to the net decrease of 14 stores. Overall, general and administrative expenses were down approximately $241,000 during the current year period as compared to the prior year.

Depreciation and Amortization - Depreciation and amortization expense decreased from $1,452,000 during the 28-week period ended August 9, 2010 to $675,000 during the 28-week period ended August 15, 2011. The decrease was primarily attributable to the net decrease of 14 stores and impairment of certain long-lived assets during fiscal 2011.

Impairment of Long-lived Assets - During the 28-week period ended August 09, 2010, the Company recorded $2.2 million of impairments relating to underperforming restaurants and related equipment. These impairments were primarily the result of the Company having several restaurants that experienced declining sales and incurred net losses as a result of the down turn in the economy that began in approximately September 2008. This downturn primarily related to the Company’s buffet restaurants and resulted in many of them being closed and in certain cases sold. The Company did not record any impairment losses during the 28-week period ended August 15, 2011.

Interest Expense - Interest expense increased from $508,000 during the 28-week period ended August 9, 2010 to $587,000 during the 28-week period ended August 15, 2011. The increase was attributable to higher average interest rate in the 28-week period ended August 15, 2011 compared to the prior year.

Other income - Other income consists primarily of rental income from the Company’s leased properties. Rental income was $26,000 for two properties leased for the 28-week period ended August 15, 2011. Rental income was $22,000 for one property leased for the 28-week period ended August 9, 2010. The Company had legal settlements of $120,000 in the 28-week period in August 9, 2010.

Income Taxes - The income tax provision totaled $0 for the 28-week period of 2011 as compared to $646,000 income tax benefit for the 28-week period ending August 9, 2010. The Company has deferred income tax assets of $0 on August 15, 2011 and January 31, 2011. Management believes that it is more likely than not that the Company will not be able to realize the benefit of its deferred tax assets existing as of August 15, 2011 based on the Company's expected future pre-tax earnings, the likelihood of being able to refinance and extend its current term loan and line of credit, the overall uncertainty in the economic conditions that have led the Company to experience significant declines in same store sales and corresponding profits for certain restaurants, particularly its buffet restaurants, and the difficulties the Company has encountered in extending and or settling certain lease agreements for restaurants that are key to the Company’s operations.

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

As of August 15, 2011, the Company had $585,000 in cash.  Cash and cash equivalents decreased by $(3,000) during the 28-weeks ended August 15, 2011. The Company had a net working capital deficit that was $14.6 million and $15.5 million as of August 15, 2011 and January 31, 2011, respectively. The Company spent approximately $271,000 on capital expenditures during the 28-weeks ending August 15, 2011. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided by operations was approximately $1.1 million for the 28-weeks ending August 15, 2011 and $2.3 million for the 28-weeks ending August 09, 2010. The decrease in cash generated from operating activities for the 28-week period ending August 15, 2011 was primarily due to fewer profitable restaurants and lower sales per restaurant in the current fiscal year as compared to the prior year.

Cash used by financing activities was approximately $873,000 for the 28-weeks ending August 15, 2011 compared to $1,968,000 for the 28-weeks ending August 09, 2010. During the periods, the Company made net debt payments of approximately $840,000 in both periods and incurred loan costs of $33,000 and $18,000, respectively. The Company also borrowed net proceeds on its line of credit of $475,000 during the 28-weeks ending August 9, 2010. The Company’s increase in checks written in excess of cash in bank was $1.6 million in the prior year as compared to none in the current year.

The following table is a summary of the Company’s outstanding debt obligations.

	August 15,	August 15,	January 31,	January 31,
	2011	2011	2011	2011
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$5,473,000	$1,025,000	$5,863,000	$1,139,000
Bank Debt-Revolver	2,475,000	2,475,000	2,475,000	2,475,000
Bank Debt-Term	3,100,000	3,100,000	3,550,000	3,550,000
Subordinated Debt	1,992,000	-	1,992,000	-
Total Debt	$13,040,000	$6,600,000	$13,880,000	$7,164,000

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

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of August 15, 2011 and January 31, 2011. The Company expensed $91,000 for interest related to its loans from Mr. Wheaton during the first 28 weeks of fiscal 2012 and fiscal 2011, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of August 15, 2011 or January 31, 2011. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the fiscal quarter ending August 15, 2011 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for fiscal quarters ending August 15, 2011 and August 9, 2010.

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

Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. At August 15, 2011 and January 31, 2011, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the periods covered by this report and as of the most recent fiscal year end, which was January 28, 2013. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of January 28, 2013 and that two material weaknesses and one significant deficiency existed for the periods covered. The material weaknesses and significant deficiency identified included:

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

Item 5. Other Information

None.

Item 6.   Exhibits

(a)     The following exhibits are attached to this report unless noted as previously filed:

Exhibit	Description
Number	of Exhibit
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).
*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STAR BUFFET, INC. AND SUBSIDIARIES

November 8, 2013	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chairman of the Board,
President, Chief Executive Officer and
Principal Executive Officer

November 8, 2013	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer