Form 10-Q
period 2011-11-07
STAR BUFFET INC
filed 2013-11-08
CIK 1043156

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 7, 2011

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

                                                       Yes              No     X

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act. (check one)

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

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

PART I: FINANCIAL INFORMATION

Item 1:   Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 7, 2011	January 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$543,000	$588,000
Receivables, net	222,000	232,000
Inventories	425,000	388,000
Prepaid expenses	223,000	43,000

Total current assets	1,413,000	1,251,000

Property, buildings and equipment, net	19,043,000	19,591,000

Other assets, net	450,000	483,000

Intangible assets, net	873,000	935,000

Total assets	$21,779,000	$22,260,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,383,000	$3,970,000
Checks written in excess of bank balance	241,000	—
Payroll and related taxes	2,872,000	1,442,000
Sales and property taxes	1,790,000	1,659,000
Rent, licenses and other	1,819,000	2,479,000
Current maturities of obligations under long-term debt	6,344,000	7,164,000

Total current liabilities	14,449,000	16,714,000

Deferred rent payable	72,000	61,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	4,591,000	4,724,000

Liabilities not subject to compromise	21,104,000	23,491,000
Liabilities subject to compromise	1,093,000	—

Total liabilities	22,197,000	23,491,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(18,164,000)	(18,977,000)

Total stockholders’ equity	(418,000)	(1,231,000)

Total liabilities and stockholders’ equity	$21,779,000	$22,260,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 7,	November 1,	November 7,	November 1,
	2011	2010	2011	2010
Total revenues	$8,223,000	$9,958,000	$31,663,000	$43,403,000

Costs, expenses and other
Food costs	3,102,000	3,718,000	11,556,000	16,527,000
Labor costs	2,921,000	3,549,000	10,655,000	14,589,000
Occupancy and other expenses	1,415,000	2,277,000	5,824,000	8,649,000
General and administrative expenses	199,000	1,726,000	1,046,000	2,813,000
Depreciation and amortization	286,000	528,000	961,000	1,981,000
Impairment of long-lived assets	—	5,267,000	—	7,515,000

Total costs, expenses and other	7,923,000	17,065,000	30,042,000	52,074,000

Income (loss) from operations	300,000	(7,107,000)	1,621,000	(8,671,000)

Interest expense	(289,000)	(219,000)	(876,000)	(728,000)
Interest income	—	—	—	—
Other income	58,000	11,000	100,000	156,000

Income (loss) before income taxes (benefit) and reorganization items	69,000	(7,315,000)	845,000	(9,243,000)
Reorganization items, net	32,000	—	32,000	—
Income tax (benefit) provision	—	4,105,000	—	3,459,000

Net income (loss)	$37,000	$(11,420,000)	$813,000	$(12,702,000)

Net income (loss) per common share – basic and diluted	$0.01	$(3.55)	$0.25	$(3.95)

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 weeks Ended
	November 7, 2011	November 1, 2010
Cash flows from operating activities:
Net income (loss)	$813,000	$(12,702,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	899,000	1,915,000
Amortization of franchise, loan cost and licenses	260,000	204,000
Allowance for note receivable	—	414,000
Impairment of long-lived assets	—	7,515,000
Deferred income taxes	—	3,509,000
Change in operating assets and liabilities:
Receivables, net	10,000	268,000
Inventories	(37,000)	110,000
Prepaid expenses	(180,000)	(174,000)
Deposits and other	(131,000)	152,000
Deferred rent payable	11,000	(478,000)
Accounts payable-trade	(2,587,000)	(229,000)
Income taxes receivable	—	475,000
Income taxes payable	—	—
Other accrued liabilities	901,000	668,000
Net cash provided by operating activities before reorganization items	(41,000)	1,647,000
Reorganization items:
Other accrued liabilities	1,093,000	—
Net cash provided by operating activities	1,052,000	1,647,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(351,000)	(486,000)
Net cash used in investing activities	(351,000)	(486,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	241,000	(718,000)
Payments on long term debt	(348,000)	(1,277,000)
Proceeds on line of credit	—	500,000
Capitalized loan costs	(33,000)	(18,000)
Net cash used in financing activities before reorganization items	(140,000)	(1,513,000)
Reorganization items:
Payments on long term debt	(606,000)	—
Net cash used in financing activities	(746,000)	(1,513,000)

Net change in cash and cash equivalents	(45,000)	(352,000)

Cash and cash equivalents at beginning of period	588,000	893,000

Cash and cash equivalents at end of period	$543,000	$541,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$597,000	$458,000

Income taxes	$2,000	$9,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc. and its subsidiaries (the “Company”) currently own and operate 31 full-service restaurants located throughout the United States. The Company’s restaurants operate under the trade names Barnhill’s Buffets, HomeTown Buffets, Whistle Junction, BuddyFreddys, JJ North’s Country Buffet, 4B’s, JB’s, K-Bob’s Steakhouse, Casa Bonita, Western Sizzlin, Holiday House, Bar-H Steakhouse, and Pecos Diamond Steakhouse. In addition, the Company also has another 10 restaurant facilities of which three are leased to third party operators, two are used as warehouses and five are closed for remodeling and repositioning. The Company has its executive offices in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

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

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our most recent Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

STAR BUFFET, INC. AND SUBSIDARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the company and its subsidiaries through November 7, 2011. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of November 7, 2011 or January 31, 2011. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

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

STAR BUFFET, INC. AND SUBSIDARIES

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the quarter ending November 7, 2011 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for quarters ending November 7, 2011 and November 1, 2010.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $0 and $5,267,000 for the twelve weeks ended November 7, 2011 and November 1, 2010, respectively.

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

STAR BUFFET, INC. AND SUBSIDARIES

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

The components of property, buildings and equipment as of November 7, 2011 consist of 31 operating restaurant properties, three restaurant properties that are leased to third parties, five non-operating restaurants that remain closed for remodeling and repositioning and two non-operating properties that are used as warehouses for equipment.

 November 7, 2011

(Dollars in Thousands)

Property, building and equipment:	Operating	Leased	Held for Future Use	Total

Furniture, fixtures, and equipment	$12,699	$495	$410	$13,604
Land	4,852	555	441	5,848
Building and leaseholds	13,390	1,924	2,219	17,533
	30,941	2,974	3,070	36,985
Less accumulated depreciation	(15,961)	(1,205)	(776)	(17,942)
	$14,980	$1,769	$2,294	$19,043

The components of property, buildings and equipment as of January 31, 2011 consist of 31 operating restaurant properties, two restaurant properties that are leased to third parties, seven non-operating restaurants that remain closed for remodeling and repositioning and two non-operating properties that are used as warehouses for equipment.

STAR BUFFET, INC. AND SUBSIDARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 January 31, 2011

(Dollars in Thousands)

Property, building and equipment:	Operating	Leased	Held for Future Use	Total

Furniture, fixtures and equipment	$12,205	$202	$921	$13,328
Land	4,882	349	618	5,849
Building and leaseholds	12,445	1,404	3,607	17,456
	29,532	1,955	5,146	36,633
Less accumulated depreciation	(14,474)	(863)	(1,705)	(17,042)
	$15,058	$1,092	$3,441	$19,591

The Company recorded depreciation expense of $267,000 and $508,000 for the twelve weeks ended November 7, 2011 and November 1, 2010, respectively. Depreciation expense for the 40 weeks ending November 7, 2011 and November 1, 2010 totaled $899,000 and $1,915,000, respectively.

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of goodwill and other intangible assets as of November 7, 2011 and January 31, 2011. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of November 7, 2011 and January 31, 2011, the $551,000 in carrying value of goodwill relates to our purchase of two JB’s restaurants in Montana and one in Utah.

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

j) Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. Management estimated the effective tax rate for the twelve and forty week periods ended November 7, 2011 to be 0% as the Company did not generate any taxable income for the fiscal year ended January 30, 2012. ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

STAR BUFFET, INC. AND SUBSIDARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes that it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets existing as of November 7, 2011 based on the Company's expected future pre-tax earnings, the likelihood of being able to refinance and extend its current term loan and line of credit, the overall uncertainty in the economic conditions that have led the Company to experience significant declines in same store sales and corresponding profits for certain restaurants, particularly its buffet restaurants, and the difficulties the Company has encountered in extending and or settling certain lease agreements for restaurants that are key to the Company’s operations. As a result of the above factors, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Note 4 – Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of November 7, 2011 and January 31, 2011. The Company expensed $114,000 and $130,000 for interest related to its loans from Mr. Wheaton during the first 40 weeks of fiscal 2012 and fiscal 2011, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Note 5 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

 STAR BUFFET, INC. AND SUBSIDARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Type of Debt	November 7, 2011 Total Debt	November 7, 2011 Current Portion	January 31, 2011 Total Debt	January 31, 2011 Current Portion
Real Estate Mortgages	$5,360,000	$769,000	$5,863,000	$1,139,000
Bank Debt-Revolver	2,475,000	2,475,000	2,475,000	2,475,000
Bank Debt-Term	3,100,000	3,100,000	3,550,000	3,550,000
Total Debt	$10,935,000	$6,344,000	$11,888,000	$7,164,000

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

STAR BUFFET, INC. AND SUBSIDARIES

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

On June 14, 2012 the Creditors’ committee retained legal and financial experts to explore alternatives to the Company’s Reorganization Plan. The Disclosure Statement detailing the Reorganization Plan was approved by the Bankruptcy Court on May 24, 2012. .

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

  STAR BUFFET, INC. AND SUBSIDARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011. Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under-performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

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

●

The planned acquisition by a third party of the shopping center where Casa Bonita is located was not completed. This means that the Company has to negotiate a lease extension directly with the center’s current landlord. If the Company is unable to negotiate a lease extension with the landlord, the Company’s financial performance will be materially impacted and its ability to make the required debt payments under the terms of the Company’s Plan of Reorganization will be diminished. Casa Bonita’s sales for fiscal 2011 and 2010 totaled 14% and 10% of total revenues, respectively.

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

Recent Developments

As a result of the continued weakness in the U.S. economy the Company’s comparable restaurant sales declined again in the periods ended November 7, 2011. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past two years, the Company has closed stores that have experienced deterioration of operating results and for which Management has assessed low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well in that unit. There may be further restaurant unit closures in the future as Management continues to evaluate operating results. However, Management believes that it has closed and incurred impairment charges on the substantial number of restaurant units that have exhibited poor operating results. The Company continues to explore the expansion of its Non-Buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and pay its scheduled debt repayments.

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for other recent developments.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 7, 2011 and November 1, 2010.

	Twelve Weeks Ended		Forty Weeks Ended
	November 7, 2011	November 1, 2010	November 7, 2011	November 1, 2010
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	37.7	37.3	36.5	38.1
Labor costs	35.5	35.6	33.7	33.6
Occupancy and other expenses	17.2	22.9	18.4	19.9
General and administrative expenses	2.4	17.3	3.3	6.5
Depreciation and amortization	3.5	5.3	3.0	4.6
Impairment of long-lived assets	—	52.9	—	17.3
Total costs, expenses and other	96.4	171.4	94.9	120.0

Income (loss) from operations	3.6	(71.4)	5.1	(20.0)

Interest expense	(3.5)	(2.2)	(2.8)	(1.7)
Interest income	0.0	0.0	0.0	0.0
Other income	0.7	0.1	0.3	0.4
Income before income taxes and reorganization items	0.8	(73.5)	2.7	(21.3)

Reorganization items, net	0.4	0.0	0.1	0.0

Income tax (benefit) provision	—	41.2	—	8.0

Net income (loss)	0.4%	(114.7)%	2.6%	(29.3)%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of November 7, 2011 and January 31, 2011, respectively.

Concept	November 7, 2011	January 31, 2011
Operating Restaurants
4B’s	7	7
JB’s	7	5
Barnhill’s Buffet	4	4
K-BOB’S Steakhouse	3	3
HomeTown Buffet	2	3
Whistle Junction	1	2
BuddyFreddys	1	1
Casa Bonita	1	1
Western Sizzlin	1	1
Holiday House	1	1
JJ North’s Country Buffet	1	1
Pecos Diamond Steakhouse	1	1
Bar-H Steakhouse	1	1
	31	31
Non-operating Restaurants
Leased	3	2
Warehouse	2	2
Held for Future Use	5	7
	10	11
Total	41	42

Twelve Weeks Ended November 7, 2011 compared to Twelve Weeks Ended November 1, 2010

Overview - The Company has a consolidated net income for the 12-week period ended November 7, 2011 of $37,000 or $0.01 per diluted share as compared with net loss of $(11,420,000) or $(3.55) per diluted share for the comparable prior year period, a change of approximately $11.5 million from the prior year period. The increase in net income is due to an increase in income from operations of approximately $7.4 million which primarily resulted from a lower impairment expense as compared to the prior year period and a lower tax expense of approximately $4.1 million

Revenues - Total revenues decreased $1.7 million or 17.4% from $9.9 million in the 12 weeks ended November 1, 2010 to $8.2 million in the 12 weeks ended November 7, 2011. The decrease in revenues was primarily attributable to 10 closed restaurants resulting in a sales decline of approximately $1.5 million and sales declines of approximately $700,000 or approximately 8.4% in comparable same store sales. The decline in sales was partially offset by a $500,000 increase attributable to three new restaurants opening in the current year.

Food Costs - Food costs as a percentage of total revenues increased from 37.3% during the 12-week period ended November 1, 2010 to 37.7% during the 12-week period ended November 7, 2011. The increase for the 12 weeks as a percentage of total revenues was primarily attributable to an increase in wholesale food prices despite an increase in the percentage of our total revenues recognized from the non-buffet segment. The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants. Revenue from the non-buffet restaurants increased in the current fiscal year as compared to the same period in the prior year, therefore lowering the overall food cost this year as a percentage of sales. Food costs decreased by approximately $600,000 in the 12-week period ended November 7, 2011, primarily due to the net decrease of seven stores.

Labor - Labor costs as a percentage of total revenues decreased from 35.67% during the 12-week period ended November 1, 2010 to 35.5% during the 12-week period ended November 7, 2011. The decrease as a percentage of total revenues was primarily attributable to the closure of poor performing stores despite higher minimum wages. Labor costs decreased by approximately $600,000 in the 12-week period ended November 7, 2011, primarily due to the net decrease of seven stores.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 22.9% during the 12-week period ended November 1, 2010 to 17.2% during the 12-week period ended November 7, 2011. Occupancy and other expense decreased approximately $860,000 in the 12-week period ended November 7, 2011 primarily due to the net decrease of seven stores. The decrease for the 12-week period ending November 7, 2011 as a percentage of total revenues was primarily attributable to the closure of poor performing stores.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 17.3% during the 12-week period ended November 1, 2010 to 2.4% during the 12-week period ended November 7, 2011 which represented a decrease of $1,527,000. The primary reason for the decrease was due to the Company accruing approximately $1.2 million during the third quarter ending November 1, 2010 for lease early termination fees associated with underperforming restaurants the Company elected to close.

Depreciation and Amortization - Depreciation and amortization expense decreased from $528,000 during the 12-week period ended November 1, 2010 to $286,000 during the 12-week period ended November 7, 2011. The decrease was primarily attributable to the net decrease of seven stores and charges for impairment of long-lived assets that were recorded during fiscal 2011.

Impairment of Long-lived Assets – During the 12-week period ended November 1, 2010, the Company recorded $5.3 million of impairments relating to underperforming restaurants and related equipment. These impairments were primarily the result of the Company having several restaurants that experienced declining sales and incurred net losses as a result of the down turn in the economy that began in approximately September 2008. This downturn primarily related to the Company’s buffet restaurants and resulted in many of them being closed and in certain cases sold. The Company did not record any impairment losses during the 12-week period ended November 7, 2011.

Interest Expense - Interest expense increased from $219,000 during the 12-week period ended November 1, 2010 to $289,000 during the 12-week period ended November 7, 2011. The increase was attributable to higher average interest rates in the 12-week period ended November 7, 2011 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $58,000 for three properties leased for the 12-week period ended November 7, 2011. Rental income was $11,000 for one property leased for the 12-week period ended November 1, 2010.

Income Taxes - The income tax provision totaled $0 third fiscal quarter of 2011 as compared to $4,105,000 of income tax expense in third fiscal quarter of 2010. The Company has deferred income tax assets of $0 on November 7, 2011 and January 31, 2011. On November 1, 2010, Management reserved all deferred tax assets pending the refinancing of the Wells Fargo Credit Facility. The deferred tax assets primarily relate to the timing difference on deferred rent and fixed assets. Management believes that it is more likely than not that the Company will not be able to realize the benefit of its deferred tax assets existing as of November 7, 2011 based on the Company's expected future pre-tax earnings, the likelihood of being able to refinance and extend its current term loan and line of credit, the overall uncertainty in the economic conditions that have led the Company to experience significant declines in same store sales and corresponding profits for certain restaurants, particularly its buffet restaurants, and the difficulties the Company has encountered in extending and or settling certain lease agreements for restaurants that are key to the Company’s operations.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 12-weeks ended November 7, 2011, the Company incurred professional fees related to the bankruptcy totaling $32,000.

Forty Weeks Ended November 7, 2011 compared to Forty Weeks Ended November 1, 2010

Overview - The Company has consolidated net income for the 40-week period ended November 7, 2011 of $813,000 or $0.25 per diluted share as compared with net loss of $(12,702,000) or $(3.95) per diluted share for the comparable prior year period, a change of approximately $13.5 million from the prior year period. The increase in the net income is due to an increase in income from operations of approximately $10.3 million which primarily resulted from an improvement in impairment expense as compared to the prior year period coupled with better performance from the Company’s restaurant operations.

Revenues - Total revenues decreased $11.7 million or 27% from $43.4 million for the 40 weeks ended November 1, 2010 to $31.7 million for the 40 weeks ended November 7, 2011. The decrease in revenues was primarily attributable to 19 closed restaurants of which 17 restaurants were closed in fiscal 2011 and two restaurants were closed in fiscal 2012 resulting in a sales decline of approximately $11.8 million coupled with sales declines of approximately $1.7 million or approximately 5.7% in comparable same store sales. The decline in sales was partially offset by a $1.8 million increase in revenues from the Company opening three new restaurants in the current year. We continue to monitor operating trends in our restaurants and we may continue to close restaurants, either permanently or temporarily, based on the near and long term prospects for each of our restaurants.

Food costs - Food costs as a percentage of total revenues decreased from 38.1% during the 40-week period ended November 1, 2010 to 36.5% during the 12-week period ended November 7, 2011. The decrease for the 40 weeks as a percentage of total revenues was primarily attributable to an increase in the percentage of our total revenues recognized from the non-buffet segment. The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants. Revenue from the non-buffet restaurants increased in the current fiscal year as compared to the same period in the prior year, therefore lowering the overall food costs this year as a percentage of sales even though wholesale food prices increased this year compared to the prior year. Food costs decreased by approximately $5.0 million in the 40-week period ended November 7, 2011, primarily due to the net decrease of 16 stores.

Labor - Labor costs as a percentage of total revenues increased from 33.6% during the 40-week period ended November 1, 2010 to 33.7% during the 40-week period ended November 7, 2011. The higher minimum wages were only partially offset by the closure of poor performing stores. Labor costs decreased by approximately $3.9 million during the 40-week period ended November 7, 2011, primarily due to the net decrease of 16 stores.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 19.9% during the 40-week period ended November 1, 2010 to 18.4% during the 40-week period ended November 7, 2011. Occupancy and other expense decreased approximately $2.8 million in the 40-week period ended November 7, 2011 primarily due to the net decrease of 16 stores. The decrease for the 40-week period ending November 7, 2011 as a percentage of total revenues was primarily attributable to the closure of poor performing stores.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 6.5% during the 40-week period ended November 1, 2010 to 3.3% during the 40-week period ended November 7, 2011 which represented a decrease of $1,767,000. The primary reason for the decrease was due to the Company accruing approximately $1.2 million during the quarter for lease early termination fees associated with underperforming restaurants the Company elected to close. In addition, personal property taxes decreased by approximately $200,000 from the prior year as a result of the Company’s write-down of the value of equipment associated with locations where the Company recorded impairment losses during the 40-week period ended November 1, 2010.

Depreciation and Amortization - Depreciation and amortization expense decreased from $1,981,000 during the 40-week period ended November 1, 2010 to $961,000 during the 40-week period ended November 7, 2011. The decrease was primarily attributable to the net decrease of 16 stores and charges for impairment of long-lived assets that were taken during fiscal 2011.

Impairment of Long-lived Assets - During the 40-week period ended November 1, 2010, the Company recorded $7.5 million of impairments relating to underperforming restaurants and related equipment. These impairments were primarily the result of the Company having several restaurants that experienced declining sales and incurred net losses as a result of the down turn in the economy that began in approximately September 2008. This downturn primarily related to the Company’s buffet restaurants and resulted in many of them being closed and in certain cases sold. The Company did not record any impairment losses during the 40-week period ended November 7, 2011.

Interest Expense - Interest expense increased from $728,000 during the 40-week period ended November 1, 2010 to $876,000 during the 40-week period ended November 7, 2011. The increase was attributable to higher average interest rates in the 40-week period ended November 7, 2011 as compared to the prior year.

Other income - Other income is primarily rental income from the Company’s leased properties. Rental income was $100,000 for three properties leased for the 40-week period ended November 7, 2011. Rental income was approximately $31,000 for one property leased for the 40-week period ended November 1, 2010. Other income also included approximately $120,000 in various litigation settlements that were received in the prior year.

Income Taxes - The income tax provision totaled $0 third fiscal quarter of 2011 as compared to $3,459,000 of income tax expense in third fiscal quarter of 2010. The Company has deferred income tax assets of $0 on November 7, 2011 and January 31, 2011. On November 1, 2010, Management reserved all deferred tax assets pending the refinancing of the Wells Fargo Credit Facility. The deferred tax assets primarily relate to the timing difference on deferred rent and fixed assets. Management believes that it is more likely than not that the Company will not be able to realize the benefit of its deferred tax assets existing as of November 7, 2011 based on the Company's expected future pre-tax earnings, the likelihood of being able to refinance and extend its current term loan and line of credit, the overall uncertainty in the economic conditions that have led the Company to experience significant declines in same store sales and corresponding profits for certain restaurants, particularly its buffet restaurants, and the difficulties the Company has encountered in extending and or settling certain lease agreements for restaurants that are key to the Company’s operations.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 12-weeks ended November 7, 2011, the Company incurred professional fees related to the bankruptcy totaling $32,000.

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

As of November 7, 2011, the Company had $543,000 in cash.  Cash and cash equivalents decreased by $(45,000) during the 40-weeks ended November 7, 2011. The net working capital deficit was $13.2 million and $15.5 million at November 7, 2011 and January 31, 2011, respectively. The Company spent approximately $351,000 on capital expenditures during the 40-weeks ending November 7, 2011. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided by operations was approximately $1.1 million for the 40-weeks ending November 7, 2011 and $1.6 million for the 40-weeks ending November 1, 2010. The decrease in cash generated from operating activities for the 40-week period ending November 7, 2011 was primarily due to fewer profitable restaurants and lower sales per restaurant in the current fiscal year as compared to the prior year.

Cash used by financing activities was approximately $746,000 for the 40-weeks ending November 7, 2011 compared to $1,513,000 for the 40-weeks ending November 1, 2010. During the periods, the Company made net debt payments of approximately $954,000 and $1,277,000 and incurred loan costs of $33,000 and $18,000, respectively. The Company’s increase in checks written in excess of cash in bank was $241,000 in the current year as compared to a decrease of $718,000 in the prior year. During the prior year, the Company received $500,000 of net proceeds from borrowing on its line of credit.

The following table is a summary of the Company’s outstanding debt obligations.

Type of Debt	November 7, 2011 Total Debt	November 7, 2011 Current Portion	January 31, 2011 Total Debt	January 31, 2011 Current Portion
Real Estate Mortgages	$5,360,000	$769,000	$5,863,000	$1,139,000
Bank Debt-Revolver	2,475,000	2,475,000	2,475,000	2,475,000
Bank Debt-Term	3,100,000	3,100,000	3,550,000	3,550,000
Subordinated Debt	1,992,000	-	1,992,000	-
Total Debt	$12,927,000	$6,344,000	$13,880,000	$7,164,000

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

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 is subordinated to the obligation to Wells Fargo Bank, N.A. and bears interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of November 7, 2011 and January 31, 2011. The Company expensed $114,000 and $130,000 for interest related to its loans from Mr. Wheaton during the first 40 weeks of fiscal 2012 and fiscal 2011, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the quarter ending November 7, 2011 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for quarters ending November 7, 2011 and November 1, 2010.

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

Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. At November 7, 2011 and January 31, 2011, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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