Form 10-K
period 2012-01-30
STAR BUFFET INC
filed 2016-08-18
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-6054

STAR BUFFET, INC.

(Exact Name of Registrant as Specified in its Charter)

_______________

Delaware	84-1430786
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2501 N. Hayden Road, Suite 103	85257
Scottsdale, Arizona	(Zip Code)
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

Yes [ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

At August 15, 2011, the last business day of the registrant’s second fiscal quarter for Registrant’s 2012 fiscal year, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the NASDAQ Capital Market on August 15, 2011, ($0.95 per share) was $1,467,000. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 8, 2016, the registrant had 3,213,075 shares of common stock outstanding.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 30, 2012

i

EXPLANATORY NOTE

Star Buffet, Inc. and its subsidiaries (the “Company”) own and operate 23 full-service restaurants located throughout the United States as of August 8, 2016. As a consequence of its bankruptcy filing and proceedings described in this report and a lack of available resources, the Company has not previously filed this report on Form 10-K with the Securities and Exchange Commission. In an attempt to bring it reporting obligations current, the Company is in the process of filing a number of historical reports.

ii

Cautionary Statements Regarding Forward-Looking Statements

This annual report on Form 10-K (including documents incorporated by reference) contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek,” “estimate,” “future,” “likely” and similar expressions. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. All these forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements. Actual results may differ, and may differ materially, from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” under Item 1A and elsewhere. You should review and consider the various disclosures made by the Company in this report, and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect the Company’s future results.

PART I

Item 1. Business

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the January 30, 2012 balance sheet as “Liabilities subject to compromise.”

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Plan”), which provided for the payment in full of all approved claims. A copy of the Confirmation Order and the Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Plan became effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Plan were estimated to be in excess of $10 million.  The Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties.

Since filing for reorganization, the Debtors have sold fifteen properties, $5.8 million of the proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full, $1.9 million was used to pay the other secured creditors and $801,000 was used to pay unsecured creditors, pursuant to the Plan. As of January 26, 2015, the Company has reduced its liabilities subject to compromise to $800,000 and has made all payments required under the Plan. Resolution and payment of the remaining liabilities subject to compromise will result of payment in full of all of the Company’s creditors at the time of the bankruptcy filing and a complete discharge of the Company.

Overview

Star Buffet, Inc., a Delaware corporation, is a multi-concept restaurant holding company. As of January 30, 2012, the Company, through 10 independently capitalized subsidiaries operated seven 4B’s restaurants, seven JB’s restaurants, four Barnhill’s Buffet restaurants, three K-BOB’S Steakhouses, two franchised HomeTown Buffets, one Whistle Junction restaurant, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant, one Western Sizzlin restaurant, one Holiday House restaurant, one JJ North’s Grand Buffet, one Pecos Diamond Steakhouse and one Bar-H Steakhouse. The Company also had seven restaurants closed for remodeling and repositioning and three restaurants leased to third-party operators. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Oregon, Tennessee, Texas and Utah. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah. As a result of the significant developments identified below, the company’s holdings have changed significantly. The Company was incorporated on July 28, 1997 in Delaware.

Recent Developments

As a result of the continued weakness in the U.S. economy, the Company’s comparable restaurant sales declined in the fiscal year ended January 30, 2012. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past three fiscal years, the Company has closed 25 restaurants that have experienced deteriorating operating results and for which our management has assessed a low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well. There may be further restaurant unit closures in the future as our management continues to evaluate operating results. However, our management believes that it has closed and incurred impairment charges on the substantial number of restaurant units that have exhibited poor operating results. The Company continues to explore the expansion of its non-buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Our management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and, together with the proceeds from the sale of certain of its properties, to pay its scheduled debt repayments.

On February 22, 2012, the Company re-opened the K-BOB’s Steakhouse in Beeville, Texas.

On March 26, 2012, the Company filed with the Bankruptcy Court a proposed plan of reorganization and related disclosure statement (the “Disclosure Statement”) in accordance with the Bankruptcy Code. The proposed plan of reorganization was subsequently amended on May 24, 2012 (the “First Amended Plan”) and October 17, 2012 (the “Second Amended Plan” or the “Plan” or the “Amended Plan”). The Second Amended Plan calls for payment in full of all claims. On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. A copy of the Confirmation Order and the Second Amended Plan as confirmed were included in the Company’s Report on Form 8-K filed December 20, 2012. The deadline to appeal the Confirmation Order was December 31, 2012. The creditors approved the Plan and the Plan become effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Amended Plan are estimated to be in excess of $10.0 million.  The Debtors intend to discharge these obligations from income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties.

On May 28, 2012 the Company closed the Barnhill’s Buffet restaurant in Huntsville, Alabama. The Company accrued for all anticipated lease termination expenses.

On June 8, 2012 the Company closed the JJ North’s restaurant in Grants Pass, Oregon. The Company accrued for all anticipated lease termination expenses.

On June 14, 2012 the Creditors’ committee retained legal and financial experts to explore alternatives to the Company’s Reorganization Plan. The Company is responsible for these costs, as approved by the Bankruptcy Court.

On June 18, 2012 the Company closed the Holiday House restaurant in Ormond Beach, Florida. The Company accrued for all anticipated lease termination expenses.

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

On August 12, 2012 the Company closed the JB’s restaurant in Richfield, Utah. The Company accrued for all anticipated lease termination expenses.

On September 12, 2012 the Company filed paperwork with the Bankruptcy Court to terminate the license agreements with K-BOB’S USA for the K-BOB’S restaurants in Tucumcari, NM, Beeville, TX, Lamesa, TX and Dumas, TX.

The Company re-opened the Western Sizzlin Steakhouse in Magnolia, Arkansas on October 25, 2012.

On March 28, 2013, the Company sold the former JB’s Restaurant property in Sierra Vista, Arizona resulting in net sales proceeds of $571,000. All of the sales proceeds were paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On April 4, 2013, the Company settled all outstanding claims with the Tinsley Group. As part of the settlement the three K-BOB’s stores in Tucumcari, New Mexico, Lamesa, Texas and Beeville, Texas were closed on April 30, 2013 and returned to the Tinsley group and Tinsley $215,000 note receivable was forgiven. The transaction was approved by the Bankruptcy Court.

On May 18, 2013, the Company opened a Big Rock Café in Marysvale, Utah.

On May 31, 2013 the Company closed and sold the JJ North’s Country Buffet in Yuma, Arizona for net sales proceeds of $1,247,000 with all of the sales proceeds paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On June 28, 2013, the Company closed the JJ North’s Country Buffet in Scottsdale, Arizona.

On July 29, 2013, the Company closed the Barnhill’s Buffet in Tupelo, Mississippi. The Company accrued for all anticipated lease termination expenses.

On September 4, 2013, the Company sold the former Hometown Buffet building in Layton, Utah and restructured its loan from the Bank of Utah. Net proceeds of $998,000 from this sale were paid to Bank of Utah in connection with restructuring the loan agreement.

On September 21, 2013, the Company closed the JB’s Restaurant in Billings, Montana. The Company accrued for all anticipated lease termination expenses.

On September 30, 2013, the Company closed the Big Rock Café in Marysvale, Utah. The Company accrued for all anticipated lease termination expenses.

On November 3, 2013, the Company closed the 4B’s Restaurant in Butte, Montana. The Company accrued for all anticipated lease termination expenses.

On January 5, 2014 the Company closed the 4B’s Restaurant in Missoula, Montana. The Company accrued for all anticipated lease termination expenses.

On March 20, 2014, the Company sold the 4B’s Restaurant in Great Falls, Montana. Net proceeds of $157,000 from this sale were paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On March 28, 2014 the Company sold the property in South Daytona, Florida for net proceeds of $916,000 with all of the sales proceeds paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On April 28, 2014, the Company sold the Pecos Diamond Steakhouse in Artesia, New Mexico. Net proceeds of $367,000 from this sale were paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On July 14, 2014, the Company sold the former BuddyFreddys Restaurant in Kissimmee, Florida. Net proceeds of $449,000 from this sale were paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On August 4, 2014, the Company sold the JB’s Restaurant in Rexburg, Idaho. Net proceeds of $307,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On August 5, 2014 the Company closed the Barnhill’s Restaurant in Jackson, Tennessee. The Company accrued for all anticipated lease termination expenses.

On August 8, 2014, the Company sold the former BuddyFreddys Restaurant in Ocala, Florida. Net proceeds of $279,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On October 14, 2014, the Company sold the former Hometown Buffet building in Scottsdale, Arizona using seller financing of $1,550,000. The Company collected the mortgage in April 2015.

On October 31, 2014, the Company sold the JB’s Restaurant in Great Falls, Montana. Net proceeds of $232,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On November 1, 2014 the Company opened a 4B’s Restaurant in Dillon, Montana.

On November 19, 2014, the Company sold the JB’s Restaurant in Vernal, Utah. Net proceeds of $203,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On March 2, 2015, the Company sold the former Whistle Junction Restaurant in Titusville, Florida. Net proceeds of $1,044,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On April 24, 2015, the Company sold the BuddyFreddys Restaurant in Plant City, Florida. Net proceeds of $669,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On June 1, 2015 the Company opened a JB’s Restaurant in Evanston, Wyoming.

On June 15, 2015 the Company opened a 4 Aces in Lewistown, Montana.

On August 1, 2015 the Company opened a JB’s Restaurant in Kingman, Arizona.

On November 18, 2015 the Company opened the Original 4B’s Café in Deer Lodge, Montana.

On April 18, 2016 the Company purchased property in Missoula, Montana. The Company intends to open a 4B’s restaurant.

On May 3, 2016 the Company opened a Whistle Junction restaurant in Keystone, South Dakota.

On May 16, 2016 the Company opened a Finnegan’s Restaurant in Kalispell, Montana.

On June 1, 2016 the Company leased property in Billings, Montana. The Company intends to open a 4B’s restaurant.

Business Strategy

The Company’s business strategy is to operate a broadly diversified portfolio of well-established, family-oriented restaurants throughout the southeastern and western United States. The Company believes that a broad, diversified business base combined with a low field and corporate overhead cost structure will result in consistently positive cash flows.

Segment and Related Reporting

Over the last couple of years, economic conditions have resulted in the Company’s buffet restaurants becoming less profitable than its non-buffet restaurants. As a result, management has made a strategic shift to close a significant number of its buffet restaurants and work open non-buffet restaurants. As a result of this shift, management believes that the Company has one operating segment. All of the brands the Company operates are in the U.S. and are within the full-service dining industry, providing similar products to similar customers. The brands also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. Sales to external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales. We believe we meet the criteria for aggregating our operating segment into a single reporting segment.

Growth Strategy

The Company has indicated that it plans moderate growth based primarily through acquisitions. The Company plan to supplement its program of acquisitions with the purchase of restaurant properties that can be converted to the Company’s existing brands and minority investments in, or strategic alliances with, other restaurant chains

●

Acquisitions. The Company believes that a number of acquisition opportunities exist in restaurant segments that include buffets, cafeterias, family dining and steakhouses. The Company believes that many restaurants in these segments are privately owned and may be available for acquisition particularly when the owners decide to retire. Other restaurants may become available for purchase when corporate owners decide to convert from a company store to a franchisor business model or when a company is faced with a financial reorganization.

●

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

●

Minority Investments and Strategic Alliances. The Company intends to seek minority investments in, or strategic alliances with, other restaurant chains. The Company believes that these investments can provide an attractive opportunity for the Company and may facilitate the acquisition of restaurants at a later date.

Restaurant Concepts

The Company operated as of January 30, 2012 seven 4B’s restaurants, seven JB’s restaurants, four Barnhill’s Buffets restaurants, three K-BOB’S Steakhouses, two HomeTown Buffets, a Whistle Junction restaurant, a BuddyFreddys restaurant, a JJ North’s Grand Buffet, a Casa Bonita restaurant, a Western Sizzlin restaurant, a Holiday House restaurant, a Bar-H Steakhouse and a Pecos Diamond Steakhouse. In addition to the operating restaurants, the Company has seven restaurants closed for remodeling and repositioning and three restaurants leased to third-party operators. Two of the closed restaurants are used as warehouses for equipment

The Company, through its wholly-owned Barn Restaurants, Inc. (“Barn Rest”) subsidiary operated as of January 30, 2012 four Barnhill’s Buffets with a perpetual right to utilize the Barnhill’s name and related intellectual property. The restaurants are located in Alabama, Arkansas, Mississippi and Tennessee. The restaurants are approximately 10,000 square feet and seat approximately 375 customers. [The Company closed the Barnhill’s Buffet in Alabama in fiscal 2013 and the one in Mississippi in fiscal 2014.

The Company, through its HTAF, Inc. (“HTAF”) subsidiary, has a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets Holdings, Inc. HTAF entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. HTAF operated as of January 30, 2012 two HomeTown Buffet restaurants in Arizona. The restaurants are approximately 10,000 square feet and seat approximately 375 customers. Both restaurants were converted to JJ North’s Country Buffets in fiscal 2013 and closed in fiscal 2014.

The Company, through its wholly-owned 4B’s Holdings, Inc., (“4B’s”) subsidiary, operated as of January 30, 2012 seven 4B’S restaurants located in Montana. The 4B’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers. The Company closed one 4B’s restaurant in fiscal 2014.

The Company, through its wholly-owned JB’s Star Holdings, Inc., (“JB’s Star”) subsidiary, operated as of January 30, 2012 seven JB’s restaurants in Montana (3), Utah (2) and Idaho (2). The JB’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers. The Company closed one JB’s in Utah in fiscal 2013 and one in Montana in fiscal 2014.

The Company, through its wholly-owned KB’s Star Holdings, Inc., (“KB’s Star”) subsidiary, operated as of January 30, 2012 two K-BOB’S restaurants located in New Mexico and Texas. Both restaurants were closed in fiscal 2014 as part of a legal settlement.

The Company, through its wholly-owned StarTexas Restaurants, Inc., (“StarTexas”) subsidiary, operated as of January 30, 2012 one K-BOB’S restaurant in Dumas, Texas, a Bar-H Steakhouse in Dalhart, Texas and a Pecos Diamond Steakhouse in Artesia, New Mexico. The K-BOB’S Steakhouse, Pecos Diamond Steakhouse and Bar-H Steakhouse are approximately 5,000 square feet with seating capacity for 150 customers. The K-BOB’S restaurant and the Bar-H Steakhouse were both converted to the Pecos Diamond Steakhouse brand in late fiscal 2013 and early fiscal 2014.

The Company, through its wholly-owned Casa Bonita Denver, Inc., (“Casa Denver”) subsidiary, operated as of January 30, 2012 a Casa Bonita restaurant located in Colorado. The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 4,000 customers.

The Company also operated as of January 30, 2012 two restaurants in Florida under the brand names Whistle Junction and BuddyFreddys and one JJ North’s Country Buffet restaurant located in Oregon. The Whistle Junction and JJ North’s were closed in fiscal 2013. These restaurants ranged from 7,000 to 10,000 square feet and seat approximately 275 to 325 customers. In addition the Company has one Western Sizzlin restaurant located in Mississippi and one Holiday House restaurant in Florida. The Holiday House was closed in fiscal 2013. These restaurants range from 5,000 to 7,000 square feet and seat approximately 150 to 250 customers.

Licenses, Trademarks and Service marks

The Company owns the trademarks and service marks for BuddyFreddys, Casa Bonita, Holiday House, Pecos Diamond Steakhouse, Bar-H Steakhouse, 4B’S Restaurants and Whistle Junction. The Company has agreements with North’s Restaurants, Inc. and Barnhill’s Buffets, Inc. for a perpetual, royalty-free, fully transferable license to use the intangible property of JJ North’s Country Buffet and Barnhill’s Buffet, respectively. The Company has a license agreement to use the JB’s trademark. The Company formerly had a license agreement to utilize, under certain circumstances, the K-BOB’S Steakhouse brand. In April 2013 the Company terminated its agreement with K-BOB’S as part of a legal settlement.

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

Employees

As of August 8, 2016 the Company employed approximately 862 persons, of whom approximately 857 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
Robert E. Wheaton	64	Director, Chief Executive Officer, President and Chairman
Ronald E. Dowdy	60	Group Controller, Treasurer and Secretary
Thomas G. Schadt	74	Director
Todd S. Brown	59	Director
Craig B. Wheaton	60	Director
B. Thomas M. Smith, Jr.	81	Director

Robert E. Wheaton has served as the Chief Executive Officer and President and as a director of the Company since its formation in July 1997. Mr. Robert E. Wheaton has been Chairman of the Board since September 1998. Mr. Robert E. Wheaton served as Executive Vice President of CKE Restaurants, Inc. from January 1996 through January 1999. From April 1995 to January 1996, he served as Vice President and Chief Financial Officer of Denny's Inc., a subsidiary of Flagstar Corporation. From 1991 to 1995, Mr. Robert E. Wheaton served as President and Chief Executive Officer and from 1989 to 1991 as Vice President and Chief Financial Officer of The Bekins Company. Mr. Robert E. Wheaton is the brother of Craig B. Wheaton, a director of the Company.

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

Craig B. Wheaton has served as a director of the Company since February 1999. Mr. Wheaton is a partner in the law firm Smith, Anderson, Blount, Dorsett, Mitchell & Jernigan, L.L.P. His main areas of practice include employee benefits, executive compensation and general corporate law. Mr. Wheaton received his B.A. degree, with honors, from the University of Virginia and his J.D. degree from Wake Forest University. From 1993 to 1998, Mr. Wheaton was a member of the Tax Council of the North Carolina Bar Association Section on Taxation and chair of its Employee Benefits Committee from 1995 to 1997. He is a member and former president of the Triangle Benefits Forum. He is a member of the Southern Employee Benefits Conference, the Employee Benefits Committee of the American Bar Association’s Section of Taxation, the National Pension Assistance Project’s National Lawyers Network, and the National Association of Stock Plan Professionals.

B. Thomas M. Smith, Jr. has served as a director of the Company since June 2002. Mr. Smith was a consultant with ITT Corp. from January 1996 to December 1996 and is now retired. From 1988 until 1995, he was Vice President and Director of Corporate Purchasing for ITT Corp. Mr. Smith served as director of Republic Bancorp from June 1999 until April 2005.

The audit committee is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of which Todd S. Brown is the audit committee financial expert and chairman. All three members of the audit committee are “independent” as determined in accordance with Rule 5605(a)(2) of the NASDAQ Listing Standards.

Item 1A. Risk Factors

The restaurant industry is highly competitive.

The Company competes on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience. As the Company and its principal competitors expand operations in various geographic areas, competition can be expected to intensify. Such intensified competition could increase the Company’s operating costs or adversely affect its revenues or operating margins. A number of the Company’s competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than does the Company. In addition, the restaurant industry has few non-economic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. The Company’s significant investment in, and long term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations.

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

The restaurant industry is subject to extensive federal, state, local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal and state laws governing minimum wages, unionization and other labor issues. These include the Fair Labor Standards Act of 1938 and requirements concerning overtime, paid or family leave, tip credits, working conditions and safety standards. They also include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized to accept employment in the United States. We are also reviewing the potential impacts of new laws associated with health care passed by various state and local governments.

We also are subject to federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the ADA. Compliance with these laws and regulations can be costly and increase our exposure to litigation and governmental proceedings, and a failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation. New or changing laws and regulations relating to union organizing rights and activities may impact our operations at the restaurant level and increase our labor costs.

We are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. There also has been increasing focus by United States governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. This increased focus may lead to new initiatives directed at regulating a yet to be specified array of environmental matters, such as the emission of greenhouse gases, where “cap and trade” initiatives could effectively impose a tax on carbon emissions. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with those laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or an insufficient or ineffective response to significant regulatory or public policy issues, could increase our cost structure, operational efficiencies and talent availability, and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.

There has been a marked increase in the use of social media platforms and similar devices which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information's accuracy.

Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Securities Risk Factors

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

Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of August 8, 2016, 3,213,075 shares of common stock were outstanding. The Company cannot predict the effect, if any, that sales of shares of the Company’s common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of the Company’s common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

Control by one principal stockholder.

Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 45.3% of our total equity securities and possesses approximately 45.3% of the total voting power. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. The control that Mr. Robert E. Wheaton has over Company matters may affect the willingness of certain investors to invest in the Company.

Item 2. Properties

The Company’s restaurants are primarily freestanding locations. As of January 30, 2012, 21 of 41 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2012 to 2035. The majority of the leases contain renewal options. All leases provide for specified periodic rental payments and many call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, carry property and general liability insurance and pay associated taxes and expenses. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

The following is a summary of the Company's restaurant properties as of January 30, 2012:

Total
Owned	20
Leased	21
Total	41

As of January 30, 2012, the Company’s restaurants are located in the following states:

State	Total
Alabama	1
Arkansas	2
Arizona	3
Colorado	1
Florida	8
Idaho	2
Mississippi	2
Montana	10
New Mexico	2
Oregon	1
Tennessee	1
Texas	4
Utah	4
Total	41

As of January 30, 2012, the Company’s non-operating restaurants are located in the following states:

State	Total
Arkansas	1
Arizona	1
Florida	5
Texas	1
Utah	2
Total	10

Seven of the ten non-operating restaurants were closed for remodeling and repositioning, three non-operating restaurants have been leased to a third-party operators.

Item 3. Legal Proceedings

Prior to the Company’s bankruptcy filings, on August 4, 2010 Spirit Master Funding, LLC (‘Spirit”) , a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. The Company believes they owe Spirit less than their claim amount and has filed an objection to this claim with the bankruptcy court. The objection calculates the claim at approximately $500,000. The outcome of this matter is still pending.

On September 2, 2010 Flying W Diamond Ranch, Inc. et al (“the Tinsley group”) filed for alleged damages from the Company’s alleged breaches of Lease and License Agreements in the 106th District Court of Dawson County, Texas. On September 12, 2012 the Company filed paperwork with the Bankruptcy Court to terminate the license agreements with K-BOB’S USA for the K-BOB’S restaurants in Tucumcari, NM, Beeville, TX, Lamesa, TX and Dumas, TX. On April 4, 2013, the Company settled all outstanding claims with the Tinsley group. As part of the settlement the three K-BOB’s stores in Tucumcari, New Mexico, Lamesa, Texas and Beeville, Texas were closed on April 30, 2013 and returned to the Tinsley group. The transaction was approved by the Bankruptcy Court.

The Company is from time to time the subject of litigation regarding landlord disputes. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are adequately reserved but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company has filed various objections with the bankruptcy court regarding proof of claims filed by various unsecured creditors to dispute amounts owed. In certain cases, these objections have not been resolved. The Company is working with its legal counsel to resolve these disputes and negotiate settlements of these matters.

Item 4. Mine Safety Disclosures

There are no reportable events required pursuant to this item.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is listed on the OTC PINK marketplace under the symbol “STRZPK”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of August 8, 2016, 2012, there were less than 300 holders of record. The following table sets forth the range of high and low bid information for the Common Stock for the fiscal years 2012 and 2011.

Fiscal Year	2012		2011
	High	Low	High	Low
First Quarter	$2.28	$0.66	$3.20	$2.30
Second Quarter	1.13	0.60	2.89	1.38
Third Quarter	0.99	0.24	1.71	1.02
Fourth Quarter	0.20	0.09	2.28	0.56

Dividends. The Company is prevented from paying any dividends so long as it has a negative stockholders’ equity or the payment of the dividend would result in a negative stockholders’ equity. The Reorganization does not allow payment of dividends until all creditors are paid in full.

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

The exercise price of the options granted and exercisable at January 30, 2012 is $6.70 for 22,000 options.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K.

This discussion and analysis may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition, and expected activities and expenditures and at times may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “seek,” “estimate,” “future,” “likely” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties, including, but not limited to, uncertainties regarding our ability to comply with our remaining obligations under the Plan, our ability to maintain costs, the timing and receipt of revenues, future acquisitions and expansions of restaurants, the future success of our existing restaurants, our ability to raise additional financing to sustain our operations, and other risks described below as well as elsewhere in this Form 10-K, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Accordingly, actual results may differ, and may differ materially, from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described under “Risk Factors” in Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-K.

Executive Summary

As noted above, the Chapter 11 Reorganization was filed on September 28 and September 29, 2011; the Plan was confirmed on December 17, 2012 and became effective on January 17, 2013.  The Company’s payment obligations under the Plan are estimated to be in excess of $10.0 million.   The Company intends to discharge all Plan obligations from operating income derived from the restaurants operated by the Company’s subsidiaries, an exit loan from Suzanne H. Wheaton, wife of CEO Robert E. Wheaton, and proceeds from liquidation of restaurant properties. Since filing for reorganization, the Debtors have sold fifteen properties, $5.8 million of the proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full, $1.9 million was used to pay the other secured creditors and $801,000 was used to pay unsecured creditors, pursuant to the Plan. As of January 26, 2015, the Company has reduced its Liabilities subject to compromise to $800,000 and has made all payments required under the Plan. Resolution and payment of the remaining Liabilities subject to compromise will result of payment in full of all of the Company’s creditors at the time of the bankruptcy filing and a complete discharge of the Company.

Operations

The operating results for the 52-week period ended January 30, 2012 and for the 53-week period ended January 31, 2011 are as follows:

The operating results for the 52-week period ended January 30, 2012 included 52 weeks of operations for the Company’s seven 4B’s restaurants, five JB’s restaurants, four Barnhill’s Buffet restaurants, three K-BOB’S Steakhouses, two franchised HomeTown Buffet restaurants, one Whistle Junction restaurant, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant, one Holiday House restaurant, one JJ North’s Grand Buffet restaurant, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Western Sizzlin restaurant. The results also included the following restaurants that were closed at some point during the year, one HomeTown Buffet restaurant for 21 weeks, and one Whistle Junction restaurant for 12 weeks. The results also included one JB’s restaurant for 49 weeks and one JB’s restaurant for 48 weeks that were opened during fiscal 2012. The Company had seven restaurants closed for remodeling and repositioning and three restaurants leased to third-party operators at January 30, 2012.

The operating results for the 53-week period ended January 31, 2011 included 53 weeks of operations for the Company’s seven 4B’s restaurants, five JB’s restaurants, four Barnhill’s Buffet restaurants, three franchised HomeTown Buffet restaurants, three K-BOB’S Steakhouses, two Whistle Junction restaurants, one BuddyFreddys restaurants, one Casa Bonita Mexican theme restaurants, one Holiday House restaurant, one JJ North’s Grand Buffet restaurant, one Pecos Diamond Steakhouse, one Bar-H Steakhouse and one Western Sizzlin restaurant. The results also included the following restaurants that were closed at some point during the year, one Casa Bonita restaurant for 53 weeks, one Barnhill’s Buffet restaurant for 52 weeks, one HomeTown Buffet restaurant for 52 weeks, one Barnhill’s Buffet restaurant for 39 weeks, one HomeTown Buffet restaurant for 32 weeks, one Barnhill’s Buffet restaurant for 31 weeks, one JB’s restaurant for 30 weeks, one BuddyFreddys restaurant for 29 weeks, one Barnhill’s Buffet restaurant for 27 weeks, one JB’s restaurant for 27 weeks, one BuddyFreddys restaurant for 26 weeks, two Barnhill’s Buffet restaurants for 25 weeks, one Barnhill’s Buffet restaurant for 21 weeks, one Barnhill’s Buffet restaurant for 20 weeks, one Barnhill’s Buffet restaurant for 9 weeks and one HomeTown Buffet restaurant for 1 week. The results also included one 4B’s restaurant for 37 weeks and one 4B’s restaurant for 13 weeks that were opened during fiscal 2011. The Company had nine restaurants closed for remodeling and repositioning and two restaurants leased to third-party operators at January 31, 2011.

The consolidated net loss for fiscal 2012 improved approximately $12.9 million to a net loss of $(811,000) or $(0.25) per diluted share as compared with a net loss of $(13,739,000) or $(4.28) per diluted share for the prior year. The decrease in the net loss is due primarily to $7.5 million of impairment expense and approximately $3.7 million in income tax expense in the prior year, compared to much smaller amounts in these categories in the current fiscal year. In addition the food cost and occupancy and other expenses were lower in the current year as a percent of revenue as compared to the prior year. Total revenues decreased approximately $13.9 million or 26.0% from $53.3 million in fiscal 2011 to $39.4 million in fiscal 2012. The decrease in revenues was primarily attributable to two store closings during the year and 17 stores closed in the prior year resulting in a decrease of approximately $13.0 million and declines in comparable same store sales of approximately $2.9 million, or 7.6%, partially offset by two new openings in the current year and two stores open for all of fiscal 2012 resulting in $2.0 million in sales. The Company believes the decline in same store sales is a result of weaker economic conditions and new restaurant competition in certain markets. The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume, especially in the near term. It is sometimes possible to lower occupancy, salaries and other expenses if given a longer period of time to adjust. For example, rent may be negotiated lower and the restaurant staff may be reduced if the decline in sales is more permanent. Occupancy and other expense include major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the fifty-two weeks ended January 30, 2012 (“fiscal 2012”), and for the fifty-three weeks ended January 31, 2011 (“fiscal 2011”).

	Fifty-Two Weeks		Fifty-Three Weeks
	Ended		Ended
	January 30, 2012		January 31, 2011
Total revenues	100.0%		100.0%
Costs, expenses and other:
Food costs	36.9		38.0
Labor costs	34.1		34.1
Occupancy and other expenses	19.9		20.4
General and administrative expenses	3.8		6.3
Depreciation and amortization	3.2		4.5
Impairment of long-lived assets	0.9		14.1
Total costs and expenses	98.8		117.4
Income (loss) from operations	1.2		(17.4)
Interest expense	(2.7)		(1.8)
Other income, net	0.4		0.3
Reorganization items, net	(0.9)		–
Net (loss) income before income taxes	(2.0)		(18.9)
Income taxes	0.1		6.9
Net (Loss)	(2.1	) %	(25.8)%

Comparison of Fiscal 2012 to Fiscal 2011

Total revenues decreased approximately $13.9 million or 26.0% from $53.3 million in fiscal 2011 to $39.4 million in fiscal 2012. The decrease in revenues was primarily attributable to 2 store closings during the year and 17 stores closed in the prior year resulting in a decrease of approximately $13.0 million and declines in comparable same store sales of approximately $2.9 million or 7.6% partially offset by two new openings in the current year and two stores open for all of fiscal 2012 resulting in $2.0 million in sales.

Food costs as a percentage of total revenues decreased from 38.0% during in fiscal 2011 to 36.9% in fiscal 2012. Food costs decreased by approximately $5.8 million in fiscal 2012 primarily due to the closure of 17 stores in the prior year. The decrease for the fiscal year ending January 30, 2012 was primarily attributable to an increase in the percentage of our total revenues recognized from the non-buffet restaurants. The non-buffet restaurants traditionally have lower food cost as a percentage of revenues than the buffet restaurants. Revenue from the non-buffet restaurants increased as a percentage of total sales in the current fiscal year as compared to the same period in the prior year, therefore lowering the overall food cost this year as a percentage of sales even though wholesale food prices increased this year compared to the prior year.

Labor costs as a percentage of total revenues remained the same at 34.1% in fiscal 2011 and 34.1% in fiscal 2012 while actual labor costs decreased by $4.7 million in fiscal 2012 primarily due to the closure of 17 stores in the prior year. The labor cost as a percentage of total revenues remained the same primarily due to the closure of poor performing stores offset by higher minimum wages.

Occupancy and other expenses as a percent of total revenues decreased from 20.4% in fiscal 2011 to 19.9% in fiscal 2012. Occupancy and other expenses decreased in fiscal 2012 by approximately $3.0 million primarily due to closure of 17 stores in the prior year. The decrease in actual occupancy and other expenses in the fiscal year ending January 30, 2012 was primarily from the closure of poor performing stores.

General and administrative expenses as a percentage of total revenues decreased from 6.3% in fiscal 2011 to 3.8% in fiscal 2012. The decrease as a percentage of revenue was primarily attributable to higher landlord settlement expense in fiscal 2011.

Depreciation and amortization expense decreased from $2,402,000 in fiscal 2011 to $1,250,000 in fiscal 2012. The decrease was primarily attributable to the closure of 17 stores in the prior year.

Impairment of long-lived assets decreased from 14.1% in fiscal 2011 to 0.9% in fiscal 2012. The impairment expense in fiscal 2011 primarily related to 16 store closures, nine stores where the carrying amount of the assets exceeded future undiscounted net cash flows and eight properties and equipment held for future use where the carrying amount of the assets exceeded the fair market value of the assets. There was $368,000 of impairment expense in fiscal 2012. Total impairment expense related to property, building, equipment and franchise, license and other charged to operations was $368,000 and $7,528,000 for the years ended January 30, 2012 and January 31, 2011, respectively is as follows:

	January 30, 2012	January 31, 2011
Land and building impairment.	$341,000	$—
Equipment impairment	27,000	4,728,000
Leasehold improvement impairment	—	2,781,000
Franchise, license and other	—	19,000
Total impairment	$368,000	$7,528,000

Interest expense as a percent of total revenues increased from 1.8% in fiscal 2011 to 2.7% in fiscal 2012 primarily as the result of lower revenues. Actual interest expense increased from $947,000 in fiscal 2011 to $1,058,000 in fiscal 2012.

Reorganization items expense increased from 0.0% in fiscal 2011 to 0.9% in fiscal 2012. Star and Summit both filed for bankruptcy in September 2011. For the years ended January 30, 2012 and January 31, 2011, the Company incurred professional fees related to the bankruptcy totaling $345,000 and $0, respectively.

The income tax provision (benefit) totaled $22,000 in fiscal 2012 as compared to $3,668,000 in fiscal 2011. The Company has deferred income tax assets of $0 on January 30, 2012 and January 31, 2011, respectively. The deferred tax asset is primarily the timing difference on deferred rent and fixed assets. Income taxes for fiscal 2012 and fiscal 2011 are:

	Fiscal 2012	Fiscal 2011
Current(benefit) provision	$22,000	$1,730,000
Deferred provision	—	1,738,000
Total	$22,000	$3,668,000

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from our principal shareholder.

As of January 30, 2012, the Company had $712,000 in cash.  Cash and cash equivalents increased by $124,000 during the fiscal year ended January 30, 2012. The net working capital deficit was $13.7 million and $15.5 million at January 30, 2012 and January 31, 2011, respectively. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $838,000 on capital expenditures in fiscal 2012.

Cash provided by operations was $2.0 million for fiscal 2012 and $3.1 million for fiscal 2011.

Cash used by financing activities was approximately $1.0 million. The Company made net debt payments of approximately $1.0 million and had loan costs of $33,000.

 The following table is a summary of the Company’s outstanding debt obligations.

	Total Debt
	January 31,	January 31,	January 30,	January 30,
	2011	2011	2012	2012
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$5,863,000	$1,139,000	$5,306,000	$454,000
Bank Debt-Revolver	2,475,000	2,475,000	2,475,000	2,475,000
Bank Debt-Term	3,550,000	3,550,000	3,100,000	3,100,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$13,880,000	$7,164,000	$12,873,000	$6,029,000

The Company previously had a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit. The Credit Facility was utilized to retire the Company’s unsecured revolving line of credit with M&I Marshall & Ilsley Bank; to fund the acquisition of assets associated with sixteen (16) Barnhill’s Buffet restaurants; and to provide additional working capital.  On February 29, 2008 the Company amended its Credit Facility with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000. The increase in the Credit Facility was used to fund the acquisition of four Barnhill’s Buffet restaurants by its newly formed, wholly-owned, subsidiary, Starlite Holdings, Inc.  On December 1, 2009 the Company amended its Credit Facility, increasing the revolving line of credit from $2,000,000 to $2,500,000 to complete the purchase of the land and building of its Whistle Junction restaurant in South Daytona, Florida. The Credit Facility was guaranteed by Star Buffet’s subsidiaries and bore interest at Wells Fargo’s base rate plus 0.75%.  The Credit Facility was secured by a first priority lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo had a second lien. On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Confirmation Order required the Company to pay the Wells Fargo Secured Claim. The Credit Facility was to be paid in full according to the following schedule: (i) on the effective date of the Confirmation Order (the “Effective Date”), Wells Fargo was paid the principal amount of $327,000, plus all accrued but unpaid interest, calculated at the non-default interest rate specified in the Wells Fargo Credit Agreement; (ii) beginning on the first day of the second full calendar quarter following the Effective Date, and on the first day of each calendar quarter thereafter, Wells Fargo was to be paid the principal amount of $328,000; and (iii) beginning on the first day of the second full calendar month following the Effective Date, and on the first day of each month thereafter, Wells Fargo was to be paid all accrued but unpaid interest, calculated at the non-default interest rate specified in the Wells Fargo Credit Agreement. The foregoing payments continued until the Credit Facility was paid in full in July 2014.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 30, 2012 and January 31, 2011. The Company expensed $114,000 and $169,000 to Mr. Robert E. Wheaton for interest during fiscal 2012 and fiscal 2011, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements.

The Company filed Chapter 11 Reorganization on September 28 and September 29, 2011; the Plan was confirmed on December 17, 2012; and became effective on January 17, 2013.  The Company’s payment obligations under the Plan are estimated to be in excess of $10.0 million.   The Company intends to discharge all Plan obligations from income derived from the restaurants operated by the Company’s subsidiaries, an exit loan from Suzanne H. Wheaton, wife of CEO Robert E. Wheaton, and proceeds from sale of restaurant properties. Since filing for reorganization, the Debtors have sold fifteen properties, $5.8 million of the proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full, $1.9 million was used to pay the other secured creditors and $801,000 was used to pay unsecured creditors, pursuant to the Plan. As of January 26, 2015, the Company has reduced its liabilities subject to compromise to $800,000 and has made all payments required under the Plan. Resolution and payment of the remaining liabilities subject to compromise will result of payment in full of all of the Company’s creditors at the time of the bankruptcy filing and a complete discharge of the Company.

Off-balance Sheet Arrangements

As of January 30, 2012, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$12,873	$6,029	$3,226	$420	$3,198
Operating leases (3)	3,659	690	636	416	1,917

Total contractual cash obligations	$16,532	$6,719	$3,862	$836	$5,115

(1) See Note 6 to the consolidated financial statements for additional information.

(2) Long-term debt includes note payable to officer.

(3) See Note 7 to the consolidated financial statements for additional information.

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

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 30, 2012, included in this report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements since the judgments effect a significant portion of the financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 30, 2012 and January 31, 2011.

Notes Receivable

Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  Currently, the Company has two loans receivable outstanding and both are in default. The Company has provided a full reserve of $489,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral. The Company has provided a full reserve of $215,000 on the second note as part of the April 4, 2013 settlement with the Tinsley group. As part of the settlement the note was forgiven.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 30, 2012 and January 31, 2011 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 30, 2012 and January 31, 2011. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Property, Buildings and Equipment

Property, building and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

Years
Buildings	40
Leasehold improvements	15 – 20
Furniture, fixtures and equipment	5 – 8

Building and leasehold improvements are amortized over the lesser of the life of the lease or estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception as reasonably likely to be exercised. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements may be required to be expensed immediately, which could result in a significant charge to operating results in that period.

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

Impairment of Goodwill

Goodwill primarily represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350. ASC 350 requires goodwill to be tested for impairment at the reporting unit level, or one level below a reporting segment. The Company considers each asset group to be a reporting unit and therefore reviews goodwill for possible impairment by restaurant.

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

The Company performs its annual impairment analysis on February 1st of each year. The $551,000 in carrying value of goodwill at January 30, 2012 is related to our purchase of two JB’s restaurants in Montana and one in Utah. On August 31, 2012, the Company recorded $551,000 of impairments relating to the expiration of our JB’s license agreement. The triggering event required the write-off of goodwill on three JB’s restaurants. The Company reviews estimates the value of this reporting unit separately from that of the Company as a whole. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. In estimating the fair value of the reporting unit, the Company considered the two traditional approaches to valuation, the market approach and the income (discounted cash flow “DCF”) approach.  The market approach compares the subject company with guideline publicly-traded companies.  Valuation multiples are calculated from the selected companies to provide an indication of how much a current investor in the marketplace would be willing to pay for a company with similar characteristics.  The income approach measures the projected cash flows expected to be realized from the asset.  The value of a business is the expected cash flows discounted to a present value at a discount rate that considers the degree of risk associated with the realization of the projected monetary benefits.  The cash flow analysis relies upon estimates of the entity’s future revenue and expenses to ultimately project the future cash flows resulting from the business activity of each entity. An appropriate discount rate is reached by calculating the weighted average cost of capital, or “WACC,” which is determined by the assumptions underlying the Capital Asset Pricing Model, or “CAPM,” and is considered to reflect the view of “Market Participants,” as required under ASC 825.

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

Application of New Accounting Standards

During 2014, the FASB issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), respectively, which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update, which is part of the FASB's larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. This update does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount on the balance sheet. This amendment applies to all entities with a classified statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company notes this guidance will apply to its reporting requirements and will implement the new guidance accordingly.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements included at "Item 15. Exhibits and Financial Statement Schedules"

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate. To allow for timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report The filing of this Annual Report on Form 10-K for the year ended January 30, 2012 (“fiscal 2012”) and the future filing of Quarterly Reports on Form 10-Q for the quarterly periods ended May 21, 2012, August 13, 2012, November 5, 2012, May 20, 2013 and August 12, 2013 and the Form 10-K for the year ended January 31, 2013 (“fiscal 2013”) have been delayed primarily as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as described below under the heading “Chapter 11 Reorganization” and the Company’s lack of resources to address the regulatory requirements.

Management’s Report on Internal Control over Financial Reporting

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2012. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of January 30, 2012 and that two material weaknesses and one significant deficiency existed for the periods covered. The material weaknesses and significant deficiency identified included:

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

Changes in Internal Control Over Financial Reporting

We have undertaken certain measures to remediate the material weakness involving untimely account reconciliations and inadequate record retention that are discussed above.

We have been working to ensure that account reconciliations are completed earlier in the accounting cycle.  The Company has dedicated staff to prepare account reconciliations prior to each quarter end. This measure is being implemented during fiscal year 2016, and is expected to materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is also going to seek to eliminate its material weakness with regard to record retention by implementing a decentralized document management system to alleviate some of the challenges of retaining and locating paper documents. Given that the Company is decentralized with each of its restaurant locations generating source documents that are core to our accounting function, management believes that having the accounting documents stored at each restaurant location will provide the Company with better ability to properly manage, account, and provide appropriate support for its business activities.

The Company is a small public company. Effective internal control contemplates segregation of duties so that no one individual handles a transaction from inception to completion. Currently, there are not enough accounting personnel to permit an adequate segregation of duties in all respects and thus a significant deficiency in our internal control exists. The Company is developing more controls to mitigate segregation of duties issues. Management continues an evaluation of staffing levels and responsibilities so as to comply with the segregation of duties requirements.

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Director, Executive Officers and Corporate Governance

Directors

The board of directors currently consists of five members. Directors are elected at each annual stockholders' meeting to hold office until the next annual meeting or until their successors are elected and have qualified. The names and other information concerning the five directors are set forth in Item 1, Directors and Executive Officers, above.

CORPORATE GOVERNANCE

Board of Directors

Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., a majority of the Board of Directors, have been determined by the board of directors to be independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Standards. Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Compensation Committee. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Audit Committee, on which Todd S. Brown serves as the audit committee financial expert. Mr. Brown’s relevant experience is included with his biographical information set forth above. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Nominating Committee. The board of directors held one meeting during the fiscal year ended January 30, 2012.

Risk Oversight

The Board and each of its committees are involved in overseeing risk associated with the Company and its operations. The Board and the Audit Committee monitor the Company's credit risk, liquidity risk, regulatory risk, operational risk and enterprise risk by regular reviews with management and external auditors and other advisors. In its periodic meetings with the management and the Company's independent accountants, the Audit Committee discusses the scope and plan of its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs. The Board and the Nominating Committee monitor the Company's succession risk by regular review with management. The Board and the Compensation Committee monitor the Company's compensation policies and related risks by regular reviews with management. The Company has adopted the “Star Buffet, Inc. Code of Ethics” (the “Code of Ethics”), which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Exchange Act.  The Code of Ethics has been filed as Exhibit 14.1.

Executive Officers

The Company does not have any executive officers other than Mr. Robert E. Wheaton, Chairman of the Board and our Chief Executive Officer and President

Committees of the Board of Directors

The board of directors has established an audit committee, a compensation committee and a nominating committee.

Audit Committee

The audit committee is currently comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of whom Todd S. Brown is the audit committee financial expert and is established in accordance with Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended. All such persons are financially literate and are "independent" as contemplated by Item 401(h)(iii) to Regulation S-K and by applicable listing standards. The audit committee held one meeting during the fiscal year ended January 30, 2012.

The audit committee oversees our financial reporting processes and the audits of our financial statements. The audit committee monitors the independence, performance and qualifications of our independent auditors and also reviews any related party transaction. Our audit committee has a charter which is annually reviewed and reassessed for adequacy by the audit committee. The audit committee charter is available on our website, www.starbuffet.com.

Compensation Committee

The compensation committee (“Compensation Committee”) is comprised of Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” as contemplated by applicable listing standards. The Compensation Committee considers the hiring and retention of corporate officers, salary and incentive compensation policies for officers and directors, and the granting of stock options to employees. The Compensation Committee met one time during the fiscal year ending January 30, 2012. Additional information regarding the functions, procedures and authority of the Compensation Committee is provided in Item 11, Executive Compensation below. The Compensation Committee does not have a charter.

Nominating Committee

The nominating committee is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” as contemplated by applicable listing standards. The nominating committee assists our board of directors by identifying individuals qualified to become board members, by recommending director nominees for election at the annual meeting of stockholders or for appointment to fill vacancies on the board of directors, and by developing and recommending corporate governance guidelines. The nominating committee held zero meeting during the fiscal year ended January 30, 2012. Our board of directors has adopted a charter for the nominating committee. The nominating committee charter is available on our website, www.starbuffet.com.

The nominating committee will consider candidates recommended by stockholders. Any such suggestions must be sent in writing and addressed to the Company at its principal executive offices shown on the cover page to this proxy statement, attention: Secretary, and must be accompanied by:

°	the name and address of the stockholder recommending the person to be nominated;
°	a representation that the stockholder is a holder of stock of the Company, including the number of shares held with a confirmation from the record holder if the shares are held in street name;
°	a description of all arrangements or understandings between the stockholder and the recommended nominee, if any;
°

detailed biographical and occupational data on the prospective nominee as would be required to be included in a proxy statement filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended; and

°	a signed consent of the recommended nominee to serve as a director of the Company if so elected.

The nominating committee considers the following minimum criteria when reviewing a nominee for director:

°	Each director should be an individual of the highest character and integrity and have an inquiring mind, diversity, vision and the ability to work well with others;
°	Each director should be free of any conflict of interest which would violate applicable law or regulations or interfere with the proper performance of the responsibilities of a director;
°	Each director should possess substantial and significant experience which would be of particular importance to the Company in the performance of the duties of a director;
°	Each director should have sufficient time available to devote to the affairs of the Company in order to carry out the responsibilities of a director; and
°	Each director should have the capacity and desire to represent the balanced, best interests of the stockholders of the Company as a whole and not primarily a special interest group or constituency.

The Nominating Committee is responsible for reviewing the requisite skills and characteristics of new Board members as well as the composition of the Board as a whole.  Nominees for director will include individuals who, taking into account their diversity, skills, and experience in the context of the needs of the Board, as well as other relevant factors such as conflicts of interest and other commitments, would enhance the Board’s ability to manage and direct our affairs and business.  Diversity relates to diversity of experience and background in an effort to ensure that the composition of our directors provides a strong and well balanced foundation of skill and experience.

The nominating committee, as necessary, will seek candidates qualified to serve on the board of directors or committees of the board of directors. The nominating committee, as necessary, will also review, investigate and screen candidates recommended by stockholders. The nominating committee and Robert E. Wheaton, our President and Chief Executive Officer, will select nominees that best suit the Company’s requirements and make recommendations to the full board of directors. Each of the nominees proposed for election at the annual meeting are currently directors of the Company.

Director Independence

The board of directors has determined that all of the nominees for director, except for Robert E. Wheaton and Craig B. Wheaton, are “independent” as contemplated by Rule 5605(a)(2) of the NASDAQ Listing Standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of these forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during Fiscal 2012, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were timely satisfied.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information regarding the Company's executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow in the tables in this section. This discussion focuses on the Company's objectives, principles, practices and decisions with regards to the compensation of Robert E. Wheaton, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Company (the “CEO”). The Company has no other executive officers.

Executive Compensation Objectives`

The Company’s philosophy is that compensation paid to executive and other officers should be closely aligned with the values, objectives and performance of the Company on both a short- and long-term basis. The Company’s executive compensation program is designed to achieve the following objectives:

●	Attract and retain highly qualified individuals who are capable of making significant contributions to the long-term success of the Company;

●	Reward officers for long-term strategic management and the enhancement of shareholder value; and

●	Promote a performance-oriented environment that encourages Company and individual achievement.

Executive Compensation Procedures

In an effort to attain the Company’s executive compensation objectives, the Company has established and implemented the following procedures.

Role of the Compensation Committee. The Compensation Committee has responsibility for establishing and monitoring the executive compensation programs of the Company and for making decisions regarding the compensation of the CEO and other officers. The agenda for meetings of the Compensation Committee is determined by the Chairman of the Compensation Committee, in consultation with the CEO. Compensation Committee meetings are often attended by the CEO, although he does not attend meetings when his compensation is fixed. The Compensation Committee also meets in executive session. In determining compensation of the CEO, the Compensation Committee reviews data which it believes is representative of the restaurant industry, primarily by reviewing public disclosure of other public companies, as filed with the U.S. Securities and Exchange Commission, and from data published by compensation surveys. The Compensation Committee considers, among other factors, the Company’s performance and relative shareholder return, the value of similar incentive awards to executive officers at comparable companies, the awards given to the CEO in past years, and other factors considered relevant by the Committee.

The Compensation Committee also monitors, administers and approves awards under the Company’s incentive compensation plans for all levels within the Company, including awards under the Company’s 1997 Stock Incentive Plan (the “Stock Plan”).

The Compensation Committee typically meets toward the end or shortly after the end of the Company’s fiscal year to approve base salaries and annual bonus targets of the CEO for the coming year and to consider annual incentive bonus awards for the previous year for the CEO. At that meeting, the Compensation Committee also reviews the status of long-term incentives available to the CEO (historically limited to options to purchase shares of Common Stock) and considers whether any additional long-term incentive awards are appropriate.

The Compensation Committee relies on its experience and judgment in making executive compensation decisions after reviewing the performance of the Company for the applicable fiscal year and evaluating the executive’s performance and responsibilities with the Company, and current compensation arrangements. The compensation program for the CEO and the Compensation Committee assessment process are designed to be flexible so as to better respond to the evolving business environment and individual circumstances.

Role of Consultants. The Company and the Compensation Committee has not engaged the services of compensation consultants, but either or both may do so upon a case-by-case basis as circumstances warrant. No compensation consultants were involved in settling the compensation of the CEO or other officers of the Company during the fiscal year ending January 30, 2012.

Executive Compensation Program

The following components of the Company’s executive compensation program and the policies that govern their implementation are outlined briefly below:

• Base Salary

• Annual Bonus

• Long-Term Equity Awards

• Other Personal Benefits

Base Salary. Pursuant to an Employment Agreement dated as of March 1, 1999 between the Company and the CEO (the “Employment Agreement”), the CEO is entitled to a base salary of not less than $250,000 a year, subject to such annual increases as the Company, acting through the Compensation Committee, deems appropriate. The base salary for the CEO is set at a level that the Compensation Committee believes is generally competitive with levels of compensation paid to chief executive officers of other comparably-sized restaurant operating companies. The overall performance of the Company, shareholder return, and the Company’s progress toward achieving specific objectives are also important factors in setting base salary for the CEO. The Compensation Committee also considers, among other factors, the value of similar incentive awards to chief executive officers at comparable restaurant companies, the awards given to the CEO in past years, and other factors considered relevant by the Committee.

Annual Bonus. The annual bonus component of the CEO’s compensation is intended to reward short-term performance and help the Company retain the CEO. The CEO’s annual bonus consists of two parts: (i) a fixed minimum annual bonus payable bi-weekly at the rate of $25,000 a year; plus (ii) a variable performance-based bonus amount payable after the conclusion of each year. The aggregate amount of the variable annual bonus payable to the CEO for each fiscal year is set at levels which the Compensation Committee believes are competitive with the Company’s peers such that the combination of base salary and bonuses results in an aggregate rate of cash salary and bonus compensation within competitive market standards when the Company meets the performance objectives set by the Compensation Committee. The Compensation Committee is authorized to approve a discretionary bonus when it is determined the total compensation of the CEO is not consistent with competitive market standards.

The amount of the performance-based annual bonus payable to the CEO each year is contingent on the degree to which the Company attains certain pre-established performance goals based on Company annual EBITDA established by the Compensation Committee for the year in question, and is offset dollar-for dollar by the $25,000 minimum bonus paid. For each fiscal year, the Compensation Committee establishes in writing shortly after the beginning of the year an annual range of Company EBITDA targets and corresponding performance bonus amounts which the CEO can earn for the year if the Company performs within or above the targeted range of net income. The CEO is eligible for a performance-based bonus ranging from $1 at the minimum established range of annual Company net income performance to 100% of his base salary in effect at the beginning of the year at or above the maximum established range of annual Company EBITDA performance, reduced in all cases by the $25,000 minimum bonus paid. If the Company fails to meet the minimum targeted level of net income performance set by the Compensation Committee, the performance-based bonus component is zero and the CEO only receives the guaranteed minimum $25,000 bonus. The Compensation Committee determines the actual amount of performance-based bonus payable to the CEO shortly after the close of the fiscal year to which the bonus relates, once financial results for the year are known. The performance-based bonus amount, if any, is paid within 60 days after year-end results are audited.

For the fiscal year ending January 30, 2012, the CEO earned the $25,000 minimum bonus plus an additional $0 in performance-based bonus based on the Company’s decision to temporarily suspend certain components of the executive bonus program for the fiscal year. The decision on the executive bonus was made in order to conserve cash, better ensure compliance with loan covenants, and to align the executive bonus program with modifications made in store level bonus programs. The minimum annual bonus is reported in column (d) and the additional performance-based bonus is reported in column (e) in the Summary Compensation Table below.

Long-Term Equity Awards. Discretionary long-term equity awards, in the form of stock options are granted at the Compensation Committee’s discretion to the CEO and other officers from time to time in an effort to provide long-term performance-based compensation, to encourage the CEO and other officers to continue their engagement with the Company throughout the applicable option vesting periods and to align management and shareholder interests. In making awards under the Company’s Stock Plan, the Compensation Committee considers grant size and the appropriate combination of equity-based awards. In years in which stock options are granted, such options are granted with an exercise price equal to the closing price per share on the date of grant, (or if the market is closed, with the most immediately available recent closing price). Options vest upon grant or incrementally over time, as determined by the Compensation Committee at the time of grant. The Company does not grant options with an exercise price below 100% of the trading price of the underlying shares of common stock on the date of grant or grant options that are priced on a date other than the grant date (unless granted on a Saturday or day when the market is closed). Stock options only have a value to the extent the value of the underlying shares of common stock on the exercise date exceeds the exercise price. Accordingly, stock options provide compensation only if the underlying share price increases over the option term and the option holder’s employment continues with the Company until the vesting date, if any. In granting stock options to the CEO and other officers, the Company also considers the impact of the grant on the Company’s financial performance, as determined in accordance with the requirements of Accounting Standards Codification (“ASC” or “Codification”) 718. For long-term equity awards, the Company records expense in accordance with ASC 718. The amount of expense the Company records pursuant to ASC 718 may vary from the corresponding compensation value used by the Company in determining the amount of the awards.

In the fiscal year ending January 30, 2012, the Compensation Committee did not grant any stock options or other equity awards to the CEO or other officers or directors of the Company under the Stock Plan.

Other Personal Benefits. The Company also provides benefits, in the form of medical expense reimbursement, and limited perquisites, in the form of a $1,000 per month automobile allowance, to the CEO in order to achieve a competitive pay package.   The Compensation Committee believes that those benefits are reasonable, competitive and consistent with the Company’s overall executive compensation objectives. The Company does not maintain any pension, retirement, deferred compensation, life insurance or other welfare benefit plans or programs for the CEO.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer during a tax year or to any of the company’s four other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that meets the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the Company’s shareholders). The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officer. The CEO’s compensation in the fiscal year ending January 30, 2012 did not exceed the $1 million deduction limit.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation paid or earned by the CEO of the Company for the three fiscal years ended January 30, 2012.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Robert E. Wheaton	2012	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chairman of Board,	2011	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chief Executive Officer	2010	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chief Financial Officer
and President

__________

(1)	The amount shown represents the annual minimum guaranteed bonus earned by and paid to the CEO for the fiscal years ending January 30, 2012, January 31, 2011 and January 25, 2010.

(2)

The amount shown represents the annual performance-based bonus award earned by the CEO for the fiscal years ending January 30, 2012, January 31, 2011 and January 25, 2010, which award, if any, is payable in the next fiscal year.

(3)

"Other Annual Compensation" consists of $12,000 in automobile reimbursement allowance and $23,495, $23,495 and $23,495, respectively, for the years ending January 30, 2012, January 31, 2011 and January 25, 2010, in medical expense reimbursement payments to the CEO.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based compensation awards granted to the CEO during the fiscal year ended January 30, 2012.

Name	Grant Date	Possible Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold	Maximum
		($)	($)
(a)	(b)	(c)	(d)
Robert E. Wheaton (1)	6/22/2009	$1	$225,000

__________

(1)

In order to conserve cash, better ensure compliance with loan covenants, and to align the executive bonus program with modifications made in store level bonus programs, the Company has temporarily suspended certain components of the executive bonus program for fiscal years 2009 through 2012; therefore the Non-Equity Incentive Plan Award earned by the CEO in these years was $0. No stock options or other stock awards were granted to the CEO in the fiscal year ending January 30, 2012.

Outstanding Equity Awards at Year-End

The following table sets forth information concerning plan-based compensation awards granted to the CEO during the fiscal year ended January 30, 2012.

 Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Options exercise price ($)	Option expiration date

(a)	(b)	(c)	(d)	(e)	(f)
Robert E. Wheaton	-	-	-	-	-

The CEO did not exercise any Company stock options in the fiscal year ending January 30, 2012. As of January 30, 2012, the CEO held no compensatory stock or equity awards in the Company.

Potential Payments Upon Termination or Change Of Control

Subject to earlier termination as described below, the CEO Employment Agreement continues for a rolling term of 80 months from November 1, 2006, with an automatic addition each November 1 of a further 12 months unless notice of non-extension is given by either party prior to the November 1 annual extension date. Notwithstanding the otherwise applicable term of the Employment Agreement, the Company may terminate the CEO for “cause” (as defined below) at any time or without “cause” upon 30 days advance written notice to the CEO. “Cause” is generally defined as (i) a material breach of the Employment Agreement by the CEO, (ii) habitual and material neglect of duties, (iii) fraud that substantially harms the Company, and (iv) commission of a felony that results in material harm to the Company.

Additionally, the Employment Agreement permits the CEO to voluntarily resign his employment at any time for “good reason” (as defined below) or without “good reason” at any time upon 60 days advance written notice. “Good reason” includes (i) a “change of control” (as defined below) of the Company, (ii) material breach of the Employment Agreement by the Company, (iii) non-consensual relocation by the Company of the CEO’s office, (iii) reduction in the CEO’s base salary or bonus, (iv) removal of the CEO from office or assignment of the CEO to duties inconsistent with his office, and (v) failure of any successor to the Company to assume the Employment Agreement. The Employment Agreement generally defines a “change of control” as: (i) certain changes in a majority of the board of directors of the Company; (ii) consummation of a merger or reorganization of the Company in which neither the Company nor another entity controlled by the Company’s shareholders is the surviving entity; or (iii) a sale or other disposition of all or substantially all of the Company’s assets to another entity that is not controlled by the Company’s shareholders.

If during the unexpired, remaining term of the Employment Agreement, the Company terminates the CEO’s employment without “cause” or the CEO terminates his employment for “good reason,” the CEO is entitled to receive within 30 days after termination a lump sum cash payment equal the sum of: (i) his base salary and unused vacation accrued through the date of termination, (ii) any accrued automobile allowance and medical expense reimbursement owed for period through the date of termination, (iii) three times his rate of annual base salary in effect immediately prior to termination, and (iv) the maximum annual bonus that the CEO would have earned for the year of his termination had all performance goals for that year been met. The CEO would also be entitled to three years of continued coverage under the Company’s retirement, health, disability and life insurance benefit plans, programs, practices or policies, if any. If the CEO’s employment terminates for any other reason (i.e., upon death, disability, resignation without “good reason” or involuntary termination for “cause,” he is entitled to receive the sum of the amounts described in clauses (i) and (ii) above only.

If the aggregate compensatory payments to the CEO that are contingent on a change of control (including the salary and bonus continuation payments described above) exceed 2.99 times the CEO‘s average W-2 compensation with the Company for the five taxable years preceding the year of the Change of Control (the “Base Period Amount”), the acceleration would result in an “excess parachute payment” under Code Section 280G. The CEO would be subject to a 20% excise tax, and the Company would be unable to deduct the amount by which such parachute payments to the CEO exceed one times the CEO’s Base Period Amount. The Company has not agreed to provide to the CEO any gross-up or reimbursement for excise taxes imposed on excess parachute payments.

Amounts Payable upon Termination of Employment Without Cause or Resignation For Good Reason

If the Company had terminated the CEO’s employment without “cause” on January 30, 2012 or the CEO had resigned his employment for “good reason” (including a change of control) on January 30, 2012, the CEO would have been entitled to the a lump sum cash payment from the Company in the amount of $1,000,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

Termination on Account of Death, Disability, Involuntary Termination For Cause or Voluntary Resignation Without Good Reason.

If the Company had terminated the CEO’s employment for “cause” on January 30, 2012 or the CEO had resigned his employment without “good reason,” or died on January 30, 2012, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $0. If CEO had become disabled on January 30, 2012, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $500,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of August 8, 2016 by (1) each person who is known by us to beneficially own more than five percent of the outstanding shares of our common stock, (2) each of our directors, (3) each of the executive officers identified in the summary compensation table set forth elsewhere in this proxy statement and (4) all directors and executive officers of the Company as a group. To our knowledge and except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o Star Buffet, Inc., 2501 North Hayden Road, Suite 103, Scottsdale, AZ 85257.

Name And Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (%)(1)

Robert E. Wheaton	1,455,476		45.3%

B. Thomas M. Smith, Jr.	152,170		4.7%

Craig B. Wheaton	40,300		1.3%

Thomas G. Schadt	21,360		*

Todd S. Brown	-		*

Opal Advisors, LLC; James Hua 40 Lake Bellevue Drive, Suite 245 Bellevue, WA 98005	164,112	(2)	5.1%

All directors and executive officers as a group (5 persons)	1,669,306		52.0%

__________

*	Less than one percent.

(1)

Calculated based on 3,213,075 shares of our common stock outstanding on August 8, 2016 with percentages rounded to the nearest one-tenth of one percent. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but not treated as outstanding for computing the percentage of any other person.

(2) Opal Advisors, LLC reports having sole voting power with respect to 164,112 of these shares, and sole dispositive power with respect to all of these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DIRECTOR COMPENSATION

The Company uses cash compensation and equity-based incentive compensation to attract and retain qualified candidates to serve as directors. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of directors.

Compensation Paid to Directors in 2012

For the year ended January 30, 2012, all directors, excluding employee directors, received $2,000 for each regularly scheduled board meeting attended, $1,500 for each regularly scheduled committee meeting attended and $500 for each specially-called telephonic board or committee meeting. Directors who are also full-time employees of the Company did not receive any director fees. All directors are also reimbursed by the Company for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings. For the fiscal year ending January 30, 2012, the Company did not grant any stock options or other equity-based compensation to non-employee directors. Nor did it recognize or incur any financial accounting expense under ASC 718 related to equity compensation awards granted to non-employee directors in the 2012 fiscal year or prior years.

Director Summary Compensation Table

The following table summarizes the compensation earned by or paid to the Company’s non-employee directors from the Company for the year ended January 30, 2012.

Name	Fees earned or paid in cash	Total
	($)	($)
(a)	(b)	(c) (1)
B. Thomas M. Smith	3,500	3,500
Thomas G. Schadt	3,500	3,500
Todd S. Brown	3,500	3,500
Craig B. Wheaton	2,000	2,000

__________

(1)	As of January 30, 2012, the Company’s non-employee directors held options for the following number of Company common shares all of which were fully vested and exercisable on February 11, 2005:

Name	Grant Date	Number of Shares	Exercise Price	Expiration Date
Todd S. Brown	2/11/2005	10,000	$6.70	2/11/2005
Craig B. Wheaton	2/11/2005	6,000	$6.70	2/11/2005
Thomas G. Schadt	2/11/2005	6,000	$6.70	2/11/2005

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 30, 2012, none of the persons who served on our compensation committee had any interlocking relationship as defined by the Securities and Exchange Commission.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 30, 2012 and January 31, 2011. The Company expensed $114,000 and $169,000 to Mr. Robert E. Wheaton for interest during fiscal 2012 and fiscal 2011, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current on all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert E. and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. The Company sold six properties in fiscal year 2015 for a total of $4.2 million and one property in fiscal 2016 for $1.2 million to Robert E. and Suzanne H. Wheaton and leased the properties back. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan.

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Auditors

The audit committee has appointed Larson and Company as our independent auditors for the fiscal year ending January 28, 2013.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports. Audit fees billed by Moss Adams were $27,000 for the fiscal year ended January 30, 2012, and were $146,000 for the fiscal year ended January 31, 2011. Audit fees billed by Larson and Company were $0 for the fiscal years ended January 30, 2012 and January 31, 2011.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees” and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company had no audit-related fees for the fiscal years ended January 30, 2012 and January 31, 2011.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters. Tax fees billed by CBIZ MHM, LLC were $60,000 in the fiscal year ended January 30, 2012, and were $64,000 in the fiscal year ended January 31, 2011.

All Other Fees

All other fees consist of fees billed for products and services not included above. The Company did not have any other fees for the fiscal years ended January 30, 2012 and January 31, 2011.

Audit Committee Pre-Approval

The audit committee’s policy is to pre-approve the fees and other compensation to be paid to our independent auditors, and to determine the scope of permitted non-audit services and pre-approve the provision of those services by our independent auditors. All non-audit services were pre-approved by the audit committee during fiscal 2012.

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

STAR BUFFET, INC. (Registrant)

August 17, 2016	By:	/s/	Robert E. Wheaton
Robert E. Wheaton
Chief Executive Officer and President (Principal Executive Officer)

August 17, 2016	By:	/s/	Ronald E. Dowdy
Ronald E. Dowdy
Group Controller, Treasurer and Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Robert E. Wheaton	Chief Executive Officer,	August 17, 2016
	Robert E. Wheaton	President and Director

/s/	Ronald E. Dowdy	Group Controller, Treasurer	August 17, 2016
	Ronald E. Dowdy	and Secretary

/s/	Thomas G. Schadt	Director	August 17, 2016
Thomas G. Schadt

/s/	Todd S. Brown	Director	August 17, 2016
Todd S. Brown

/s/	Craig B. Wheaton	Director	August 17, 2016
Craig B. Wheaton

/s/	B. Thomas M. Smith, Jr.	Director	August 17, 2016
B. Thomas M. Smith, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STAR BUFFET, INC. AND SUBSIDIARIES

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries the (“Company”) as of January 30, 2012 and January 31, 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to present fairly, in all material respects, the financial position of Star Buffet, Inc. and Subsidiaries as of January 30, 2012 and January 31, 2011, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ LARSON & COMPANY PC

Larson & Company PC

Sandy, Utah

August 17, 2016

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 30, 2012	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$712,000	$588,000
Receivables, net	325,000	232,000
Income tax receivable	8,000	–
Inventories	434,000	388,000
Prepaid expenses	191,000	43,000
Total current assets	1,670,000	1,251,000
Property, buildings and equipment, net	18,892,000	19,591,000
Other assets, net	350,000	483,000
Intangible assets, net	854,000	935,000

Total assets	$21,766,000	$22,260,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$834,000	$3,970,000
Payroll and related taxes	3,730,000	1,442,000
Sales and property taxes	2,294,000	1,659,000
Rent, licenses and other	2,495,000	2,479,000
Income taxes payable	22,000	—
Current maturities of long-term debt	6,029,000	7,164,000
Total current liabilities	15,404,000	16,714,000
Deferred rent payable	38,000	61,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	4,852,000	4,724,000
Total liabilities not subject to compromise	22,286,000	23,491,000
Liabilities subject to compromise	1,522,000	—
Total liabilities	23,808,000	23,491,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(19,788,000)	(18,977,000)
Total stockholders' equity	(2,042,000)	(1,231,000)

Total liabilities and stockholders' equity	$21,766,000	$22,260,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two Weeks Ended January 30, 2012	Fifty-Three Weeks Ended January 31, 2011

Total revenues	$39,441,000	$53,332,000
Costs and expenses and other
Food costs	14,533,000	20,285,000
Labor costs	13,459,000	18,165,000
Occupancy and other expenses	7,865,000	10,858,000
General and administrative expenses	1,500,000	3,382,000
Depreciation and amortization	1,250,000	2,402,000
Impairment of assets	368,000	7,528,000
Total costs and expenses	38,975,000	62,620,000
Income (loss) from operations	466,000	(9,288,000)

Interest expense	1,058,000	947,000
Other income	148,000	164,000
Loss before income taxes and reorganization	(444,000)	(10,071,000)

Total reorganization items, net	345,000	—

Income tax provision	22,000	3,668,000

Net (loss)	$(811,000)	$(13,739,000)

Net (loss) per common share— basic and diluted	$(0.25)	$(4.28)

Weighted average shares outstanding— basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 25, 2010	3,213,000	$3,000	$17,743,000	$(5,238,000)	$12,508,000

Net loss	—	—	—	(13,739,000)	(13,739,000)
Balance at January 31, 2011	3,213,000	$3,000	$17,743,000	$(18,977,000)	$(1,231,000)
Net loss	—	—	—	(811,000)	(811,000)
Balance at January 30, 2012	3,213,000	$3,000	$17,743,000	$(19,788,000)	$(2,042,000)

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 30, 2012	Fifty-Three Weeks Ended January 31, 2011
Cash flows from operating activities:
Net income (loss)	$(811,000)	$(13,739,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,169,000	2,318,000

Amortization of franchise, loan cost and licenses	332,000	266,000

Allowance for note receivable	—	414,000

Impairment of assets	368,000	7,528,000
Deferred income taxes	—	3,509,000
Change in operating assets and liabilities:

Receivables, net	(93,000)	282,000

Inventories	(46,000)	133,000

Prepaid expenses	(148,000)	28,000

Deposits and other	(85,000)	195,000
Deferred rent payable	(23,000)	(527,000)
Accounts payable-trade	(3,136,000)	775,000
Income taxes receivable	(8,000)	475,000
Income taxes payable	22,000	—
Other accrued liabilities	2,939,000	1,393,000
Net cash provided by operating activities before reorganization items	480,000	3,050,000
Reorganization items:
Other accrued liabilities	1,522,000	—
Net cash provided by operating activities	2,002,000	3,050,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(838,000)	(466,000)
Net cash used in investing activities	(838,000)	(466,000)

Cash flows from financing activities:
Checks written in excess of cash in bank	—	(1,712,000)
Payments on long term debt	(380,000)	(1,659,000)
Proceeds on line of credit	—	500,000
Capitalized loan costs	(33,000)	(18,000)
Net cash provided (used) in financing activities before reorganization items	(413,000)	(2,889,000)
Reorganization items:
Payments on long term debt	(627,000)	—
Net cash provided (used) by financing activities	(1,040,000)	(2,889,000)

Net change in cash and cash equivalents	124,000	(305,000)

Cash and cash equivalents at beginning of period	588,000	893,000

Cash and cash equivalents at end of period	$712,000	$588,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CHAPTER 11 REORGANIZATION AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the January 30, 2012 balance sheet as “Liabilities subject to compromise.”

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Plan”), which provided for the payment in full of all approved claims. A copy of the Confirmation Order and the Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Plan became effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Plan were estimated to be in excess of $10 million.  The Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties.

Since filing for reorganization, the Debtors have sold fifteen properties, $5.8 million of the proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full, $1.9 million was used to pay the other secured creditors and $801,000 was used to pay unsecured creditors, pursuant to the Plan. As of January 26, 2015, the Company has reduced its liabilities subject to compromise to $800,000 and has made all payments required under the Plan. Resolution and payment of the remaining liabilities subject to compromise will result of payment in full of all of the Company’s creditors at the time of the bankruptcy filing and a complete discharge of the Company.

The following condensed combined financial statements represent the financial statements of the Star Buffet, Inc. and Summit who both filed for Chapter 11 were debtors-in-possession as of and for the year ended January 30, 2012. The Debtors emerged from bankruptcy on January 17, 2013:

STAR BUFFET, INC. AND SUMMIT FAMILY RESTAURANTS INC.

CONDENSED COMBINED BALANCE SHEET

ASSETS

Property, buildings and equipment, net	$2,574,000

Total assets	$2,574,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Sales and property taxes	3,000
Rent, licenses and other	238,000
Current maturities of long-term debt	6,029,000
Total current liabilities	6,272,000

Note payable to officer	1,992,000
Long-term debt, net of current maturities	1,062,000
Total liabilities not subject to compromise	9,326,000
Liabilities subject to compromise	1,522,000
Total liabilities	10,848,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000
Additional paid-in capital	16,742,000
Accumulated deficit	(25,019,000)
Total stockholders' equity	(8,274,000)

Total liabilities and stockholders' equity	$2,574,000

Note: As of January 30, 2012, the Debtors Star and Summit had intercompany receivables of $19,368,000 and $13,767,000, respectively that were due from other affiliates within the consolidated group. These amounts have been excluded from these stand-alone financials as they are eliminated in the audited Consolidated financial statements.

STAR BUFFET, INC. AND SUMMIT FAMILY RESTAURANTS INC.

CONDENSED COMBINED STATEMENTS OF OPERATIONS

Fifty-Two Weeks Ended January 30, 2012

Total revenues	$0

Costs, expenses and other
Labor costs	782,000
Occupancy and other expenses	153,000
General and administrative expenses	435,000
Depreciation and amortization	1,000
Total costs and expenses	1,371,000

Income (loss) from operations	(1,371,000)

Interest expense	(723,000)
Other income	17,000
Income (loss) before income taxes and Reorganization items	(2,077,000)

Total reorganization items, net	345,000

Income tax provision	0

Net (loss)	$(2,422,000)

Note: The Company did not provide condensed combined statements of cash flows for Star and Summit since neither had a cash balance as of January 31, 2011 and only had a bank accounts as required by the bankruptcy court as of January 30, 2012.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. As of January 30, 2012, the Company, through 10 independently capitalized subsidiaries operated seven 4B’s restaurants, seven JB’s restaurants, four Barnhill’s Buffet restaurants, three K-BOB’S Steakhouses, two franchised HomeTown Buffets, one Whistle Junction restaurant, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant, one Western Sizzlin restaurant, one Holiday House restaurant, one JJ North’s Grand Buffet, one Pecos Diamond Steakhouse and one Bar-H Steakhouse. The Company also had seven restaurants closed for remodeling and repositioning and three restaurants leased to third-party operators. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Oregon, Tennessee, Texas and Utah. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

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

Organization and Nature of Operations

As of January 30, 2012, the Company, through 10 independently capitalized subsidiaries operated nine Buffet restaurants and 22 Non-Buffet restaurants. The Company also had seven restaurants closed for remodeling and repositioning and three restaurants leased to third-party operators. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Oregon, Tennessee, Texas and Utah.

As of January 31, 2011, the Company, through 10 independently capitalized subsidiaries operated 11 Buffet restaurants and 20 Non-Buffet restaurants. The Company also had nine restaurants closed for remodeling and repositioning and two restaurants leased to third-party operators. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Oregon, Tennessee, Texas and Utah.

Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value. Checks written in excess of bank balances are recorded as a current liability on the accompanying consolidated balance sheets. The Company maintains cash in bank accounts which at times may exceed their federally insured limits of $250,000 set by the Federal Deposit Insurance Corporation. The accounts are held by banks that are well established and highly regarded. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk on these balances.

Revenue Recognition

The Company’s principal source of revenue is from customer dining transactions. Revenue is recognized at the time the meal is purchased, primarily by cash or credit card. Sales taxes are excluded from revenue and recorded on a net basis.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 30, 2012 and January 31, 2011. The accounts receivable balances as of January 30, 2012 and January 31, 2011 were comprised of the following:

	January 30, 2012	January 31, 2011
Trade receivables and gift cards.	$93,000	$46,000
Vendor rebates	232,000	186,000
Landlord receivables	—	—
Insurance receivables	—	—
Other	—	—
Total receivables	$325,000	$232,000

Notes Receivable

Notes receivable are stated at an amount management expects to collect and includes a provision for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  Currently, the Company has two loans receivable outstanding and both are in default. The Company has provided a full reserve of $489,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral. The Company has provided a full reserve of $215,000 as part of the April 4, 2013 settlement with the Tinsley group.

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the year ending January 30, 2012 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for the fiscal years ended January 30, 2012 and January 31, 2011. On August 31, 2012, the Company recorded $551,000 of impairments relating to the expiration of our JB’s license agreement. The triggering event required the write-off of goodwill on three JB’s restaurants.

Other Intangible Assets

Other intangible assets consist of franchise fees, trademarks, and the JB's license agreement. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 10 to 20 years. The JB's license agreement is being amortized using the straight-line method over 11 years. The Company has recorded values for trademarks of Whistle Junction/BuddyFreddys and 4B’s of $230,000 and $25,000, respectively. These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with ASC 350. We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. Management has conducted it annual impairment analysis and has concluded that the assets are not impaired as of January 30, 2012.

Fiscal 2012	Gross Carrying Amount	Accumulated Amortization	Net
Franchise and license fees	$783,000	$(735,000)	$48,000
Trademarks	255,000	-	255,000
	$1,038,000	$(735,000)	$303,000
Fiscal 2011
Franchise and license fees	$783,000	$(654,000)	$129,000
Trademarks	255,000	-	255,000
	$1,038,000	$(654,000)	$384,000

The table below shows expected amortization for finite-lived intangibles as of January 30, 2012 for the next five years:

Fiscal Year
2013	$48,000
2014	—
2015	—
2016	—
2017	—
Thereafter	—
Total	$48,000

Amortization of franchise and license fees amounted to $81,000 and $84,000 for the fiscal years ending January 30, 2012 and January 31, 2011, respectively.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $368,000 and $7,528,000 for the years ended January 30, 2012 and January 31, 2011, respectively.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $122,000 and $124,000 of pre-opening costs during fiscal 2012 and 2011.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 30, 2012 and January 31, 2011 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 30, 2012 and January 31, 2011. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $322,000 and $395,000, for the years ended January 30, 2012 and January 31, 2011, respectively.

Deferred Financing Fees

Deferred financing fees are amortized over of the life of the loan not exceed five years. Amounts charged to operations totaled $251,000 and $180,000, for the years ended January 30, 2012 and January 31, 2011, respectively.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses. Accruals for self-insured casualty losses include estimates of expected claims payments. Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals. Valuation reserves for the years ended January 30, 2012 and January 31, 2011, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 30, 2012	$23,750	$4,248	$(1,677)	$26,321
Year ended January 31, 2011	$34,000	$4,750	$(15,500)	$23,750

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

Reclassification

None.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company routinely evaluates its estimates, including those related to bad debts, income taxes, long-lived assets, inventories and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

Weighted average common shares used in the years ended January 30, 2012 and January 31, 2011 to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock as their effect was anti-dilutive.

Stock-Based Compensation

The Company recognizes compensation costs relating to share based payment transactions and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.

NOTE 2 — APPLICATION OF NEW ACCOUNTING STANDARDS

During 2014, the FASB issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), respectively, which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update, which is part of the FASB's larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. This update does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount on the balance sheet. This amendment applies to all entities with a classified statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company notes this guidance will apply to its reporting requirements and will implement the new guidance accordingly.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 3 — MANAGEMENT UPDATE

The Company filed Chapter 11 Reorganization on September 28 and September 29, 2011; the Plan was confirmed on December 17, 2012; and became effective on January 17, 2013.  The Company’s payment obligations under the Plan are estimated to be in excess of $10.0 million.   The Company intends to discharge all Plan obligations from income derived from the restaurants operated by the Company’s subsidiaries, an exit loan from Suzanne H. Wheaton, wife of CEO Robert E. Wheaton, and proceeds from sale of restaurant properties. Since filing for reorganization, the Debtors have sold fifteen properties, $5.8 million of the proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full, $1.9 million was used to pay the other secured creditors and $801,000 was used to pay unsecured creditors, pursuant to the Plan. As of January 26, 2015, the Company has reduced its liabilities subject to compromise to $800,000 and has made all payments required under the Plan. Resolution and payment of the remaining liabilities subject to compromise will result of payment in full of all of the Company’s creditors at the time of the bankruptcy filing and a complete discharge of the Company.

NOTE 4 — NOTES RECEIVABLE

Notes receivable consist of the following:

	January 30, 2012	January 31, 2011
Notes receivable from North's Restaurants, Inc.	$489,000	$489,000
Notes receivable from strategic partners	215,000	215,000
Total notes receivable	704,000	704,000
Less current portion	—	—
Less allowance	704,000	704,000
Notes receivable, net of current portion and allowance	$0	$0

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions. In most cases, these loans are secured and include, as part of the terms and conditions, the Company’s right to convert the loan into ownership of the restaurants. Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons. This financing strategy entails significant risk. Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  Currently, the Company has two loans receivable outstanding and both are in default. As of January 31, 2011 the Company has provided a full reserve of $489,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral. The Company has provided a full reserve of $215,000 as part of the April 4, 2013 settlement with the Tinsley group.

NOTE 5 — PROPERTY, BUILDINGS AND EQUIPMENT

The components of property, buildings and equipment used in restaurant operations are as follows:

	January 30, 2012	January 31, 2011
Property, buildings and equipment:
Furniture, fixtures and equipment	$12,849,000	$12,205,000
Land	4,761,000	4,882,000
Buildings and leasehold improvements	13,724,000	12,445,000
	31,334,000	29,532,000
Less accumulated depreciation and amortization	(16,223,000)	(14,474,000)
	$15,111,000	$15,058,000

The Company also has property in 10 non-operating units. Three of the 10 non-operating restaurants have been leased to third-party operators and seven are closed for remodeling and/or repositioning at January 30, 2012. The components are as follows:

	January 30, 2012	January 31, 2011
Property, buildings and equipment leased to third parties:	$495,000	$202,000
Equipment
Land	555,000	349,000
Buildings and leaseholds	1,924,000	1,404,000
	2,974,000	1,955,000

Less accumulated depreciation and amortization	(1,224,000)	(863,000)
	$1,750,000	$1,092,000

	January 30, 2012	January 31, 2011
Property, buildings and equipment held for future use:
Equipment	$410,000	$922,000
Land	74,000	618,000
Buildings and leaseholds	1,821,000	3,607,000
	2,305,000	5,147,000

Less accumulated depreciation and amortization	(731,000)	(1,705,000)
	$1,574,000	$3,442,000

	January 30, 2012	January 31, 2011
Property, buildings and equipment held for sale:
Furniture, fixtures and equipment	$—	$—
Land	367,000	—
Buildings and leasehold improvements	398,000	—
	765,000	—
Less accumulated depreciation and amortization	(308,000)	—
	$457,000	$—

Depreciation expense for fiscal 2012 and 2011 totaled $1,169,000 and $2,318,000, respectively. The Company had $368,000 of impairment expense in fiscal 2012. The impairment expense in fiscal 2011 related to 16 store closures, nine stores where the carrying amount of the assets exceeded future undiscounted net cash flows and eight properties and equipment held for future use where the carrying amount of the assets exceeded the fair market value of the assets. Total impairment expense related to property, building and equipment charged to operations was $368,000 and $7,528,000 for the years ended January 30, 2012 and January 31, 2011, respectively is as follows:

	January 30, 2012	January 31, 2011
Land and building impairment.	$341,000	$—
Equipment impairment	27,000	4,728,000
Leasehold improvement impairment	—	2,781,000
Franchise, license and other	—	19,000
Total impairment	$368,000	$7,528,000

The Company did not have any major purchases in fiscal 2012 or fiscal 2011.

The Company had seven restaurants closed for remodeling and repositioning and three restaurants leased to third-party operators as of January 30, 2012..The Company has opened one of these properties in Beeville, Texas and intends to open one more property as a restaurant over the next nine months. In addition, two of the seven closed restaurants are used as warehouses. The company will continue to depreciate these assets. The Company recorded a $306,000 gain due to fire loss in fiscal 2011. The replacement property value was greater than the value of the property loss in the fire. Insurance covered the replacement cost of the assets.

NOTE 6 — LONG-TERM DEBT

In recent years, the Company has financed operation and property acquisitions through a combination of cash on hand, bank borrowings, real estate mortgages and loans from the principal shareholder.

Credit Facility

The Company previously had a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility included a $7,000,000 term loan and a $2,000,000 revolving line of credit. The Credit Facility was utilized to retire the Company’s unsecured revolving line of credit with M&I Marshall & Ilsley Bank; to fund the acquisition of assets associated with sixteen (16) Barnhill’s Buffet restaurants; and to provide additional working capital.  On February 29, 2008 the Company amended its Credit Facility with Wells Fargo Bank N.A., increasing the term loan principal from $7,000,000 to $8,000,000. The increase in the Credit Facility was used to fund the acquisition of four Barnhill’s Buffet restaurants by its newly formed, wholly-owned, subsidiary, Starlite Holdings, Inc.  On December 1, 2009 the Company amended its Credit Facility, increasing the revolving line of credit from $2,000,000 to $2,500,000 to complete the purchase of the land and building of its Whistle Junction restaurant in South Daytona, Florida. The Credit Facility was guaranteed by Star Buffet’s subsidiaries and bore interest at Wells Fargo’s base rate plus 0.75%.  The Credit Facility was secured by a first priority lien on all of the Company’s assets, except for those assets that were previously pledged as security for existing obligations, in which case Wells Fargo had a second lien. On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. The Confirmation Order required the Company to pay the Wells Fargo Secured Claim. The Credit Facility was to be paid in full according to the following schedule: (i) on the effective date of the Confirmation Order (the “Effective Date”), Wells Fargo was paid the principal amount of $327,000, plus all accrued but unpaid interest, calculated at the non-default interest rate specified in the Wells Fargo Credit Agreement; (ii) beginning on the first day of the second full calendar quarter following the Effective Date, and on the first day of each calendar quarter thereafter, Wells Fargo was to be paid the principal amount of $328,000; and (iii) beginning on the first day of the second full calendar month following the Effective Date, and on the first day of each month thereafter, Wells Fargo was to be paid all accrued but unpaid interest, calculated at the non-default interest rate specified in the Wells Fargo Credit Agreement. The foregoing payments continued until the Credit Facility was paid in full in July 2014.

Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 30, 2012 and January 31, 2011. The Company expensed $114,000 and $169,000 to Mr. Robert E. Wheaton for interest during fiscal 2012 and fiscal 2011, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements.

Mortgages described in the following table are secured by the underlying real estate. Certain mortgages have interest rates that will change from fixed to variable in a future year.

Real Estate Mortgages			Original
	January 30,	January 31,	Maturity	Monthly	Interest
Lender	2012	2011	Date	Payment	Rate (fixed)

Platinum Bank	$642,000	$769,000	7/17/15	$5,289	7.25%
M&I Marshall & Ilsley Bank	—	63,000	02/02/12	17,894	7.5%
Naisbitt Investment Co	34,000	42,000	11/16/15	840	7.5%
Dalhart Federal Savings & Loan	310,000	349,000	06/01/11	2,500	7.63%
Dalhart Federal Savings & Loan	32,000	44,000	07/01/13	231	6.75%
Victorium Corporation	205,000	248,000	02/01/16	3,669	7.5%
New Mexico Business & Banking	198,000	249,000	10/02/11	8,055	7.5%
Fortenberry's Beef of Magee, Inc.	362,000	395,000	12/05/19	3,231	7.0%
Dalhart Federal Savings & Loan	320,000	354,000	06/01/12	2,550	7.375%
Dalhart Federal Savings & Loan	49,000	71,000	07/01/13	377	6.75%
Bank of Utah	1,077,000	1,111,000	04/23/14	9,075	6.25%
Farmers Bank & Trust Company	507,000	536,000	06/19/12	5,264	6.5%
Mainstreet Community Bank	706,000	722,000	08/26/14	6,100	7.5%
Stockman Bank	561,000	591,000	08/15/23	4,355	6.75%
Stockman Bank	303,000	319,000	08/15/23	2,301	6.75%
TOTAL REAL ESTATE MORTGAGES	$5,306,000	$5,863,000

Other Debt
Wells Fargo - Revolver	$2,475,000	$2,475,000
Wells Fargo - Term	3,100,000	3,550,000
Note Payable to Officer	1,992,000	1,992,000
TOTAL OTHER DEBT	$7,567,000	$8,017,000
TOTAL DEBT	$12,873,000	$13,880,000
Less Current Maturities	(6,029,000)	(7,164,000)

Less Note Payable to Officer	(1,992,000)	(1,992,000)
Long Term Debt, Net of Current Maturities and Note Payable to Officer	$4,852,000	$4,724,000

Long term debt and note payable to officer matures in fiscal years ending after January 30, 2012 as follows:

Fiscal Year
2013	$6,029,000
2014	287,000
2015	2,939,000
2016	222,000
2017	198,000
Thereafter	3,198,000
Total	$12,873,000

NOTE 7 — LEASES

The Company occupies certain restaurants under long-term operating leases expiring at various dates through 2035. Many restaurant leases have renewal options to extend for terms of 5 to 20 years from the terms of the original agreement. Substantially all require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Minimum lease payments for all leases as of January 30, 2012 are as follows:

Fiscal year	Operating
2013	$690,000
2014	364,000
2015	272,000
2016	225,000
2017	191,000
Thereafter	1,917,000
Total minimum lease payments:	$3,659,000

Aggregate rent expense under non-cancelable operating leases during fiscal 2012 and 2011 are as follows:

	Fifty-Two Weeks Ended January 30, 2012	Fifty-Three Weeks Ended January 31, 2011
Minimum rentals	$1,490,000	$1,817,000
Straight-line rentals	(24,000)	(527,000)
Contingent rentals	78,000	19,000
	$1,544,000	$1,309,000

The Company reduces the deferred rent liability for stores in the year that were purchased or closed. The $8,000 and $544,000 decrease in rent expense for stores purchased or closed in 2012 and 2011, respectively, is recognized in the straight-line rentals disclosed above.

The rental income for the property, buildings and equipment leased to third parties (Note 4) in fiscal 2012 and fiscal 2011 was $127,000 and $39,000, respectively. The Company leased three and two non-operating units to tenants in fiscal 2012 and fiscal 2011, respectively. Rental income is recognized over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 30, 2012 are as follows:

Fiscal year
2013	$231,000
2014	277,000
2015	327,000
2016	332,000
2017	339,000
Thereafter	1,066,000
Total minimum lease payments:	$2,572,000

NOTE 8 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Two Weeks Ended January 30, 2012	Fifty-Three Weeks Ended January 31, 2011
Current:
Federal	$—	$—

State	22,000	20,000

	22,000	20,000
Deferred:
Federal	—	3,268,000
State	—	380,000
	—	3,648,000
	$—	$3,668,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Two Weeks Ended January 30, 2012	Fifty- Three Weeks Ended January 31, 2011
Income tax provision (benefit) at statutory rate	$(276,000)	$(4,671,000)
Increase (decrease) in valuation allowance	329,000	8,750,000
State income taxes	7,000	7,000
All other, net	(38,000)	(418,000)
	$22,000	$3,668,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 30, 2012	January 31, 2011
Current deferred tax assets:
Accrued vacation	$88,000	$92,000
Accrued expenses and reserves	53,000	75,000
Total deferred tax assets	141,000	167,000
Valuation allowance	(141,000)	(167,000)
Total current tax asset	—	—
Long-term deferred tax assets:
Net operating losses	5,231,000	5,123,000
Depreciation, amortization and impairments	2,994,000	2,755,000
Federal tax credits	581,000	581,000
Other	115,000	107,000
Total deferred tax assets	8,921,000	8,566,000
Valuation allowance	(8,921,000)	(8,566,000)
Total long term tax asset	—	—
Deferred tax assets	$—	$—

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets existing at January 30, 2012 based on the Company's expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

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

The stock option transactions and the options outstanding are summarized as follows:

	52 Weeks Ended January 30, 2012		53 Weeks Ended January 31, 2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	22,000	$6.70	22,000	$6.70
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	$—	—	$—
Outstanding at end of period	22,000	$6.70	22,000	$6.70

Exercisable at end of period	22,000	$6.70	22,000	$6.70

The following summarizes information about stock options outstanding at January 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.70	22,000	3.0	$6.70	22,000	$6.70
	22,000			22,000

The intrinsic value of options outstanding was $0 as of fiscal years ending January 30, 2012 and January 31, 2011. There is no further compensation cost to recognize under this plan for any future years.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-TwoWeeks Ended January 30, 2012	Fifty- Three Weeks Ended January 31, 2011
Cash paid for income taxes	$21,000	$29,000
Cash paid for interest	686,000	597,000
Non-cash investing and financing activities are as follows:
None	$—	$—

NOTE 12 — RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 30, 2012 and January 31, 2011. The Company expensed $114,000 and $169,000 to Mr. Robert E. Wheaton for interest during fiscal 2012 and fiscal 2011, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current on all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert E. and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. The Company sold six properties in fiscal year 2015 for a total of $4.2 million and one property in fiscal 2016 for $1.2 million to Robert E. and Suzanne H. Wheaton and leased the properties back. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Prior to the Company’s formation in 1998, HTB entered into franchise agreements for each of its HomeTown Buffet locations which require the payment of a royalty fee to HomeTown Buffet, Inc. The royalty fee is 2% of the gross sales of each HomeTown Buffet restaurant. The franchise agreements have a 20-year term (with two five-year renewal options). The franchisor requires HTB to operate each restaurant in conformity with Franchise Operating Manuals and Recipe Manuals and Menus. The franchise agreements also place certain limits on the Company’s ability to operate competing buffet businesses within specified geographic areas. The HomeTown franchisor may terminate a franchise agreement for a number of reasons, including HTB’s failure to pay royalty fees when due, failure to comply with applicable laws or repeated failure to comply with one or more requirements of the franchise agreement. However, many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. The franchise agreement was terminated in the fourth quarter of fiscal 2013 without any costs.

On February 1, 2005, the Company announced in a press release that it had entered into a strategic alliance with K-BOB’S USA Inc. and related affiliates (“K-BOB’S”). In accordance with the terms of the strategic alliance, the Company agreed to lend K-BOB’S up to $1.5 million on a long-term basis. In exchange, K-BOB’S granted the Company an option to purchase as many as five corporate owned and operated K-BOB’S restaurants located in New Mexico and Texas. On January 28, 2006, the Company exercised its option under the terms of the strategic alliance and purchased three K-BOB’S restaurants. . In connection with the purchase, the Company entered into license agreements which require the payment of certain fees to K-BOB’S based on the restaurant gross sales. On September 2, 2010 K-BOB’s filed a Complaint against the Company for, among other things, alleged damages for breaches under lease and license agreements in the 106th District Court of Dawson County, Texas. On January 12, 2012, K-BOB’S initiated similar litigation before the bankruptcy court. In April 2013, the Company settled all litigation.

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Robert E. Wheaton six years salary and bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause.

On August 4, 2010 Spirit Master Funding, LLC (‘Spirit”) , a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. The Company believes that this lawsuit is without merit and plans to vigorously defend against the claims. However, there is no assurance the Company will prevail and an adverse decision could have a material impact on the Company’s financial condition and operating results. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. The Company believes they owe Spirit less than their claim amount and has filed an objection to this claim with the bankruptcy court. The objection calculates the claim at approximately $500,000. The outcome of this matter is still pending.

In addition, the Company and its subsidiaries are engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that the resolution of any of these matters will require payments that will have a material effect on the Company's consolidated statements of operations or financial position or liquidity.

NOTE 14 — ACQUISITIONS

The Company did not have any major purchases in fiscal 2012 or fiscal 2011.

NOTE 15— SUBSEQUENT EVENTS

On February 22, 2012, the Company re-opened the K-BOB’s Steakhouse in Beeville, Texas.

On March 26, 2012, the Company filed with the Bankruptcy Court a proposed plan of reorganization and related disclosure statement (the “Disclosure Statement”) in accordance with the Bankruptcy Code. The proposed plan of reorganization was subsequently amended on May 24, 2012 (the “First Amended Plan”) and October 17, 2012 (the “Second Amended Plan” or the “Plan” or the “Amended Plan”). The Second Amended Plan calls for payment in full of all claims. On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. A copy of the Confirmation Order and the Second Amended Plan as confirmed were included in the Company’s Report on Form 8-K filed December 20, 2012. The deadline to appeal the Confirmation Order was December 31, 2012. The creditors approved the Plan and the Plan become effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Amended Plan are estimated to be in excess of $10.0 million.  The Debtors intend to discharge these obligations from income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties.

On May 28, 2012 the Company closed the Barnhill’s Buffet restaurant in Huntsville, Alabama. The Company accrued for all anticipated lease termination expenses.

On June 8, 2012 the Company closed the JJ North’s restaurant in Grants Pass, Oregon. The Company accrued for all anticipated lease termination expenses.

On June 14, 2012 the Creditors’ committee retained legal and financial experts to explore alternatives to the Company’s Reorganization Plan. The Company is responsible for these costs, as approved by the Bankruptcy Court.

On June 18, 2012 the Company closed the Holiday House restaurant in Ormond Beach, Florida. The Company accrued for all anticipated lease termination expenses.

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

On August 12, 2012 the Company closed the JB’s restaurant in Richfield, Utah. The Company accrued for all anticipated lease termination expenses.

On September 12, 2012 the Company filed paperwork with the Bankruptcy Court to terminate the license agreements with K-BOB’S USA for the K-BOB’S restaurants in Tucumcari, NM, Beeville, TX, Lamesa, TX and Dumas, TX.

The Company re-opened the Western Sizzlin Steakhouse in Magnolia, Arkansas on October 25, 2012.

On March 28, 2013, the Company sold the former JB’s Restaurant property in Sierra Vista, Arizona resulting in net sales proceeds of $571,000. All of the sales proceeds were paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On April 4, 2013, the Company settled all outstanding claims with the Tinsley Group. As part of the settlement the three K-BOB’s stores in Tucumcari, New Mexico, Lamesa, Texas and Beeville, Texas were closed on April 30, 2013 and returned to the Tinsley group and Tinsley $215,000 note receivable was forgiven. The transaction was approved by the Bankruptcy Court.

On May 18, 2013, the Company opened a Big Rock Café in Marysvale, Utah.

On May 31, 2013 the Company closed and sold the JJ North’s Country Buffet in Yuma, Arizona for net sales proceeds of $1,247,000 with all of the sales proceeds paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On June 28, 2013, the Company closed the JJ North’s Country Buffet in Scottsdale, Arizona.

On July 29, 2013, the Company closed the Barnhill’s Buffet in Tupelo, Mississippi. The Company accrued for all anticipated lease termination expenses.

On September 4, 2013, the Company sold the former Hometown Buffet building in Layton, Utah and restructured its loan from the Bank of Utah. Net proceeds of $998,000 from this sale were paid to Bank of Utah in connection with restructuring the loan agreement.

On September 21, 2013, the Company closed the JB’s Restaurant in Billings, Montana. The Company accrued for all anticipated lease termination expenses.

On September 30, 2013, the Company closed the Big Rock Café in Marysvale, Utah. The Company accrued for all anticipated lease termination expenses.

On November 3, 2013, the Company closed the 4B’s Restaurant in Butte, Montana. The Company accrued for all anticipated lease termination expenses.

On January 5, 2014 the Company closed the 4B’s Restaurant in Missoula, Montana. The Company accrued for all anticipated lease termination expenses.

On March 20, 2014, the Company sold the 4B’s Restaurant in Great Falls, Montana. Net proceeds of $157,000 from this sale were paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On March 28, 2014 the Company sold the property in South Daytona, Florida for net proceeds of $916,000 with all of the sales proceeds paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On April 28, 2014, the Company sold the Pecos Diamond Steakhouse in Artesia, New Mexico. Net proceeds of $367,000 from this sale were paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On July 14, 2014, the Company sold the former BuddyFreddys Restaurant in Kissimmee, Florida. Net proceeds of $449,000 from this sale were paid to Wells Fargo pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On August 4, 2014, the Company sold the JB’s Restaurant in Rexburg, Idaho. Net proceeds of $307,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On August 5, 2014 the Company closed the Barnhill’s Restaurant in Jackson, Tennessee. The Company accrued for all anticipated lease termination expenses.

On August 8, 2014, the Company sold the former BuddyFreddys Restaurant in Ocala, Florida. Net proceeds of $279,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On October 14, 2014, the Company sold the former Hometown Buffet building in Scottsdale, Arizona using seller financing of $1,550,000. The Company collected the mortgage in April 2015.

On October 31, 2014, the Company sold the JB’s Restaurant in Great Falls, Montana. Net proceeds of $232,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On November 1, 2014 the Company opened a 4B’s Restaurant in Dillon, Montana.

On November 19, 2014, the Company sold the JB’s Restaurant in Vernal, Utah. Net proceeds of $203,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On March 2, 2015, the Company sold the former Whistle Junction Restaurant in Titusville, Florida. Net proceeds of $1,044,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On April 24, 2015, the Company sold the BuddyFreddys Restaurant in Plant City, Florida. Net proceeds of $669,000 from this sale were paid pursuant to the Company’s reorganization plan that was approved by the Bankruptcy Court.

On June 1, 2015 the Company opened a JB’s Restaurant in Evanston, Wyoming.

On June 15, 2015 the Company opened a 4 Aces in Lewistown, Montana.

On August 1, 2015 the Company opened a JB’s Restaurant in Kingman, Arizona.

On November 18, 2015 the Company opened the Original 4B’s Café in Deer Lodge, Montana.

On April 18, 2016 the Company purchased property in Missoula, Montana. The Company intends to open a 4B’s restaurant.

On May 3, 2016 the Company opened a Whistle Junction restaurant in Keystone, South Dakota.

On May 16, 2016 the Company opened a Finnegan’s Restaurant in Kalispell, Montana.

On June 1, 2016 the Company leased property in Billings, Montana. The Company intends to open a 4B’s restaurant.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Order Confirming Second Amended Joint Plan of Reorganization Dated October 17, 2012 (incorporated by reference to the Company’s filing on Form 8-K on December 20, 2012)
2.2	Debtor’s Second Amended Joint Plan Of Reorganization Dated October 17, 2012 (incorporated by reference to the Company’s filing on Form 8-K on December 20, 2012)
3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
10.1	Star Buffet, Inc. 1997 Stock Incentive Plan (the "1997 Plan")**
10.2	Form of Stock Option Agreement for the 1997 Plan**
10.3	Form of Indemnification Agreement**
10.4	Management Services Agreement with CKE Restaurants, Inc.**
10.5	Form of Franchise Agreement with HomeTown Buffet, Inc.**
10.6	Asset Purchase Agreement with North's Restaurants, Inc. dated July 24, 1997**
10.6.1	Amendment No. 1 to Asset Purchase Agreement dated as of September 30, 1997 (incorporated by reference to the Company's filing on Form 8-K on October 17, 1997)
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

10.13	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company’s filing on Form 10-K on September 28, 1998)
10.14	Credit Agreement dated as of January 31, 2008 with Wells Fargo Bank N. A. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.15	Loan Agreement dated June 15, 2007 with Robert E. Wheaton and Suzanne H. Wheaton (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.16	Asset Purchase Agreement dated December 2, 2007 with Barnhill’s Buffet, Inc. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.17	Asset Purchase Agreement dated February 5, 2008 with Barnhill’s Buffet, Inc. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 30, 2009)
14.1	Star Buffet, Inc. Code of Ethics (incorporated by reference to the Company's filing on Form 10-K on April 30, 2009)
23.1	Consent of Larson & Company PC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).
**	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 E-1