Form 10-Q
period 2012-05-21
STAR BUFFET INC
filed 2016-08-18
CIK 1043156

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 21, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-6054

              STAR BUFFET, INC.

  (Exact name of registrant as specified in its charter)

DELAWARE	84-1430786
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2501 N. Hayden Road, Suite 103

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

                                                       Yes               No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2016 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Star Buffet, Inc. and its subsidiaries (the “Company”) own and operate 23 full-service restaurants located throughout the United States as of August 8, 2016. As a consequence of its bankruptcy filing and proceedings described in this report and a lack of available resources, the Company has not previously filed this report on Form 10-Q with the Securities and Exchange Commission. In an attempt to bring it reporting obligations current, the Company is in the process of filing a number of historical reports.

 i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 21, 2012	January 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$766,000	$712,000
Receivables, net	311,000	325,000
Income tax receivable	8,000	8,000
Inventories	441,000	434,000
Prepaid expenses	172,000	191,000

Total current assets	1,698,000	1,670,000

Property, buildings and equipment, net	18,586,000	18,892,000

Other assets, net	387,000	350,000

Intangible assets, net	830,000	854,000

Total assets	$21,501,000	$21,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$691,000	$834,000
Payroll and related taxes	3,850,000	3,730,000
Sales and property taxes	2,209,000	2,294,000
Rent, licenses and other	2,238,000	2,495,000
Income tax payable	18,000	22,000
Current maturities of obligations under long-term debt	5,950,000	6,029,000

Total current liabilities	14,956,000	15,404,000

Deferred rent payable	38,000	38,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	4,827,000	4,852,000

Liabilities not subject to compromise	21,813,000	22,286,000
Liabilities subject to compromise	1,522,000	1,522,000

Total liabilities	23,335,000	23,808,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(19,580,000)	(19,788,000)

Total stockholders’ equity	(1,834,000)	(2,042,000)

Total liabilities and stockholders’ equity	$21,501,000	$21,766,000

 The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 21,	May 23,
	2012	2011
Total revenues	$12,051,000	$13,076,000

Costs, expenses and other
Food costs	4,494,000	4,797,000
Labor costs	4,188,000	4,356,000
Occupancy and other expenses	1,976,000	2,453,000
General and administrative expenses	573,000	454,000
Depreciation and amortization	387,000	384,000

Total costs, expenses and other	11,618,000	12,444,000

Income from operations	433,000	632,000

Interest expense	203,000	333,000
Other income	70,000	29,000

Income (loss) before income taxes (benefit) and reorganization items	300,000	328,000
Reorganization items, net	(92,000)	—
Income tax (benefit) provision	—	—

Net income	$208,000	$328,000

Net income per common share – basic and diluted	$0.06	$0.10

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075

 The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Cash flows from operating activities:
Net income	$208,000	$328,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	363,000	360,000
Amortization of franchise, loan cost and licenses	24,000	80,000
Deferred income taxes	—	—
Change in operating assets and liabilities:
Receivables, net	14,000	(1,000)
Inventories	(7,000)	(40,000)
Prepaid expenses	19,000	(156,000)
Deposits and other	(37,000)	(73,000)
Deferred rent payable	—	2,000
Accounts payable-trade	(143,000)	(1,222,000)
Income taxes receivable	(4,000)	—
Other accrued liabilities	(223,000)	1,365,000
Net cash provided by operating activities	214,000	643,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(56,000)	(143,000)
Net cash used in investing activities	(56,000)	(143,000)

Cash flows from financing activities:

Payments on long term debt	(104,000)	(460,000)
Net cash used by financing activities	(104,000)	(460,000)

Net change in cash and cash equivalents	54,000	40,000

Cash and cash equivalents at beginning of period	712,000	588,000

Cash and cash equivalents at end of period	$766,000	$628,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$111,000	$295,000

Income taxes	$4,000	$2,000

 The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. The Company as of August 8, 2016 owns and operates 23 full-service restaurants located throughout the United States. At May 21, 2012 it owned and operated 32 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the May 21, 2012 balance sheet as “Liabilities subject to compromise.”

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Plan”), which provided for the payment in full of all approved claims. A copy of the Confirmation Order and the Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Plan became effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Amended Plan were estimated to be in excess of $10 million.  The Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton and proceeds from sale of certain restaurant properties.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the company and its subsidiaries through May 21, 2012. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of May 21, 2012 or May 23, 2011. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. For periods in which a net income is reported, weighted-average common shares outstanding used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the fiscal quarter ending May 21, 2012 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for fiscal quarters ending May 21, 2012 and May 23, 2011.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company did not recorded impairment losses associated with certain restaurant facilities for the sixteen weeks ended May 21, 2012 and May 23, 2011.

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

The components of property, buildings and equipment as of May 21, 2012 consist of 32 operating restaurant properties, three restaurant properties that are leased to third parties, four non-operating restaurants that remain closed for remodeling and repositioning one of which is held for sale and two non-operating properties that are used as warehouses for equipment. The components of property, buildings and equipment as of January 30, 2012 consist of 31 operating restaurant properties, three restaurant properties that are leased to third parties, five non-operating restaurants that remain closed for remodeling and repositioning of which one is held for sale and two non-operating properties that are used as warehouses for equipment. The Company recorded depreciation expense of $363,000 and $360,000 for the sixteen weeks ended May 21, 2012 and May 23, 2011, respectively.

	May 21, 2012			January 30, 2012

Property, building and equipment:		Accum.			Accum.
(Dollars in Thousands)	Cost	Depr.	Net	Cost	Depr.	Net
Operating	31,516	(16,684)	14,832	31,334	(16,223)	15,111
Leased	2,989	(1,251)	1,738	2,974	(1,224)	1,750
Held for Future Use	2,930	(914)	2,016	2,305	(731)	1,574
Held for Sale	-	-	-	765	(308)	457
Total	37,435	(18,849)	18,586	37,378	(18,486)	18,892

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of goodwill and other intangible assets as of May 21, 2012 and January 30, 2012. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of May 21, 2012 and January 30, 2012, the $551,000 in carrying value of goodwill relates to our purchase of two JB’s restaurants in Montana and one in Utah.

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

 STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

j) Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of May 21, 2012 and January 30, 2012 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Note 3 – Management Update

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A., which was subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of May 21, 2012 and January 30, 2012. The Company expensed $0 and $52,000 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2013 and fiscal 2012. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Note 5 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	May 21,	May 21,	January 30,	January 30,
	2012	2012	2012	2012
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$5,202,000	$375,000	$5,306,000	$454,000
Bank Debt-Revolver	2,475,000	2,475,000	2,475,000	2,475,000
Bank Debt-Term	3,100,000	3,100,000	3,100,000	3,100,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$12,769,000	$5,950,000	$12,873,000	$6,029,000

The Company had a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility includes an $8,000,000 term loan and a $2,500,000 revolving line of credit. On December 17, 2012, the Bankruptcy Court entered an order confirming the Second Amended Plan. The Confirmation Order required the Company to pay the Wells Fargo Secured Claim. The Wells Fargo Loan was paid in full in July 2014.

Note 6 - Commitments and Contingencies

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years of his salary plus bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause.

In connection with the purchase of certain K-BOB restaurant locations, the Company entered into license agreements which require the payment of certain fees to K-BOB’S based on the restaurants gross sales that was subject to subsequent litigation. In April 2013, the Company settled all litigation by terminating three restaurants leases including returning certain restaurant equipment. The Company did not have to pay any additional consideration in connection with the agreed upon settlement.

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

This quarterly report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting polices and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 30, 2012, and other filings with the Securities and Exchange Commission.

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the May 21, 2012 balance sheet as “Liabilities subject to compromise.”

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Plan”), which provided for the payment in full of all approved claims. A copy of the Confirmation Order and the Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Plan became effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Amended Plan were estimated to be in excess of $10 million.  The Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton and proceeds from sale of certain restaurant properties.

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

Recent Developments

As a result of the continued weakness in the U.S. economy the Company’s comparable restaurant sales declined again in the periods ended May 21, 2012 as compared to the prior year periods. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past two years May 21, 2012, the Company has closed stores that have experienced deterioration of operating results and for which Management has assessed low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well in that unit. There may be further restaurant unit closures in the future as Management continues to evaluate operating results. The Company continues to explore the expansion of its non-buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and pay its scheduled debt repayments.

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for other recent developments.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 21, 2012 and May 23, 2011.

	Sixteen Weeks Ended
	May 21,	May 23,
	2012	2011
Total revenues	100.0%	100.0%

Costs, expenses and other
Food costs	37.3	36.7
Labor costs	34.8	33.3
Occupancy and other expenses	16.4	18.8
General and administrative expenses	4.8	3.5
Depreciation and amortization	3.2	2.9
Total costs, expenses and other	96.4	95.2

Income (loss) from operations	3.6	4.8

Interest expense	1.7	2.5
Interest income	0.0	0.0
Other income	0.6	0.2
Income before income taxes and reorganization items	2.5	2.5

Reorganization item, net	(0.8)	—

Income tax (benefit) provision	—	—

Net income (loss)	1.7%	2.5%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of May 21, 2012 and January 30, 2012, respectively.

Concept	May 21, 2012	January 30, 2012

Operating Restaurants
4B’s	7	7
JB’s	7	7
Barnhill’s Buffet	4	4
K-BOB’S Steakhouse	4	3
HomeTown Buffet	2	2
Whistle Junction	1	1
BuddyFreddys	1	1
Casa Bonita	1	1
Western Sizzlin	1	1
Holiday House	1	1
JJ North’s Country Buffet	1	1
Pecos Diamond Steakhouse	1	1
Bar-H Steakhouse	1	1
	32	31
Non-operating Restaurants
Leased to third parties	3	3
Warehouse	2	2
Held for Future Use	4	5
	9	10
Total	41	41

Sixteen Weeks Ended May 21, 2012 compared to Sixteen Weeks Ended May 23, 2011

Overview - The Company has a consolidated net income for the 16-week period ended May 21, 2012 of $208,000 or $0.06 per diluted share as compared with net income of $328,000 or $0.10 per diluted share for the comparable prior year period, a decrease of approximately $120,000 from the prior year period. The decrease in net income is due to a decrease in income from operations of approximately $199,000 which primarily resulted from higher food, labor and general administrative costs as a percent of revenue offset by lower interest expense and higher other income as compared to the prior year period.

Revenues - Total revenues decreased approximately $1.0 million or 7.8% from $13.1 million in the 16 weeks ended May 23, 2011 to $12.1 million in the 16 weeks ended May 21, 2012. The decrease in revenues was primarily attributable to the closure of two restaurants resulting in a sales decline of approximately $500,000 and sales declines of approximately $800,000 or approximately 6.5% in comparable same store sales. The decline in sales was partially offset by a $300,000 increase attributable to one new restaurant.

Food Costs - Food costs as a percentage of total revenues increased from 36.7% during the 16-week period ended May 23, 2011 to 37.3% during the 16-week period ended May 21, 2012. The food cost increased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from higher wholesale food prices. Food costs decreased by approximately $303,000 in the 16-week period ended May 21, 2012, primarily due to lower same store sales in the current fiscal quarter.

Labor - Labor costs as a percentage of total revenues increased from 33.3% during the 16-week period ended May 23, 2011 to 34.8% during the 16-week period ended May 21, 2012. The increase as a percentage of total revenues was primarily attributable to a generally lower revenue base and higher minimum wages. Labor costs decreased by approximately $168,000 million in the 16-week period ended May 21, 2012, primarily due to lower same store sales in the current fiscal quarter.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 18.8% during the 16-week period ended May 23, 2011 to 16.4% during the 16-week period ended May 21, 2012. Occupancy and other expense decreased approximately $477,000 in the 16-week period ended May 21, 2012 primarily due to lower same store sales in the current fiscal quarter and fewer lower performing stores as compared to the prior year.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 3.5% during the 16-week period ended May 23, 2011 to 4.8% during the 16-week period ended May 21, 2012. The increase for the 16 week period ended May 21, 2012 as a percentage of total revenues was primarily attributable to an increase in the costs related to IRS payroll settlements. Total General and administrative expense increased approximately $119,000 in the 16-week period ended May 21, 2012 as compared to the prior year.

Depreciation and Amortization - Depreciation and amortization expense increased from $384,000 during the 16-week period ended May 23, 2011 to $387,000 during the 16-week period ended May 21, 2012. The increase was primarily attributable to depreciation on new assets purchased.

Interest Expense - Interest expense decreased from $333,000 during the 16-week period ended May 23, 2011 to $203,000 during the 16-week period ended May 21, 2012. The decrease was attributable to lower average interest rates and lower amortization of loan costs in the 16-week period ended May 21, 2012 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $70,000 for four properties leased for the 16-week period ended May 21, 2012. Rental income was approximately $29,000 for two properties leased for the 16-week period ended May 23, 2011.

Income Taxes - The income tax provision totaled $0 of pre-tax income for the first fiscal quarter of 2012 and 2013. The Company has deferred income tax assets of $0 on May 21, 2012 and January 30, 2012, respectively. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of May 21, 2012.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 16-weeks ended May 21, 2012 and May 23, 2011, the Company incurred professional fees related to the bankruptcy totaling $92,000 and $0, respectively.

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

As of May 21, 2012, the Company had $766,000 in cash.  Cash and cash equivalents increased by $54,000 during the 16-weeks ended May 21, 2012. The net working capital deficit was $13.1 million and $13.6 million at May 21, 2012 and January 30, 2012, respectively. The Company spent approximately $56,000 on capital expenditures during the 16-weeks ending May 21, 2012. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided by operations was approximately $214,000 for the 16-weeks ending May 21, 2012 and $643,000 for the 16-weeks ending May 23, 2011. The decrease in cash generated from operating activities for the 16-week period ending May 21, 2012 was primarily due to higher cost in existing restaurants and lower sales per restaurant in the current fiscal year as compared to the prior year in addition to less cash from changes in liabilities accounts.

Cash used by financing activities was approximately $104,000 for the 16-weeks ending May 21, 2012 compared to $460,000 for the 16-weeks ending May 23, 2011. During the periods, the Company made net debt payments of approximately $104,000 and $460,000.

The following table is a summary of the Company’s outstanding debt obligations.

	May 21,	May 21,	January 30,	January 30,
	2012	2012	2012	2012
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$5,202,000	$375,000	$5,306,000	$454,000
Bank Debt-Revolver	2,475,000	2,475,000	2,475,000	2,475,000
Bank Debt-Term	3,100,000	3,100,000	3,100,000	3,100,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$12,769,000	$5,950,000	$12,873,000	$6,029,000

The Company had a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility includes an $8,000,000 term loan and a $2,500,000 revolving line of credit. On December 17, 2012, the Bankruptcy Court entered an order confirming the Second Amended Plan. The Confirmation Order required the Company to pay the Wells Fargo Secured Claim. The Wells Fargo Loan was paid in full in July 2014.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A., which was subsequently paid in full. to Wells Fargo Bank, N.A. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of May 21, 2012 and January 30, 2012. The Company expensed $0 and $52,000 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2013 and fiscal 2012. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,935.60 and the interest of $196,957.40 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,935.60 and the interest of $196,957.40 from January 17, 2013 until paid at the rate of 3.25%. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for the year ended January 30, 2012 included in the Company’s annual report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Management Update

The Company filed Chapter 11 Reorganization on September 28 and September 29, 2011; the Plan was confirmed on December 17, 2012; and became effective on January 17, 2013.  The Company’s payment obligations under the Plan are estimated to be in excess of $10.0 million.   The Company intends to discharge all Plan obligations from income derived from the restaurants operated by the Company’s subsidiaries, an exit loan from Suzanne H. Wheaton, wife of CEO Robert E. Wheaton, and proceeds from sale of restaurant properties. Since filing for reorganization, the Debtors have sold fifteen properties, of which $5.8 million of the proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full, $1.9 million to the other secured creditors and $801,000 to unsecured creditors, pursuant to the Plan. Currently, one unsecured creditor claim remains unsettled and has not been paid. To date, the Debtors have made all payments required under the Plan.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of May 21, 2012 or May 23, 2011. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. For periods in which a net income is reported, weighted-average common shares outstanding used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the quarter ending May 21, 2012 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for quarters ending May 21, 2012 and May 23, 2011.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of May 21, 2012 and January 30, 2012 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Changes in Internal Control Over Financial Reporting

We have undertaken certain measures to remediate the material weakness involving untimely account reconciliations and inadequate record retention that are discussed in our report on Form 10-K for the year ended January 30, 2012 and incorporated herein by this reference.

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

The Company is a small public company. Effective internal control contemplates segregation of duties so that no one individual handles a transaction from inception to completion. Currently, there are not enough accounting personnel to permit an adequate segregation of duties in all respects and thus a significant deficiency in our internal control exists. Management continues an evaluation of staffing levels and responsibilities in light of resources available to the Company so as to seek a solution with regard to the segregation of duties requirements.

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth above, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended January 30, 2012.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are attached to this report unless noted as previously filed:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).
** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).
***XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Star Buffet, Inc.

Date: August 17, 2016	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President and Chairman

August 17, 2016	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer