Form 10-Q
period 2012-08-13
STAR BUFFET INC
filed 2016-08-18
CIK 1043156

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 13, 2012

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

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 13, 2012	January 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$1,131,000	$712,000
Receivables, net	324,000	325,000
Income tax receivable	8,000	8,000
Inventories	450,000	434,000
Prepaid expenses	242,000	191,000

Total current assets	2,155,000	1,670,000

Property, buildings and equipment, net	17,842,000	18,892,000

Other assets, net	365,000	350,000

Intangible assets, net	583,000	854,000
Total assets	$20,945,000	$21,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$569,000	$834,000
Payroll and related taxes	3,814,000	3,730,000
Sales and property taxes	2,137,000	2,294,000
Rent, licenses and other	2,216,000	2,495,000
Income tax payable	20,000	22,000
Current maturities of obligation under long-term debt	5,668,000	6,029,000

Total current liabilities	14,424,000	15,404,000

Deferred rent payable	38,000	38,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	4,783,000	4,852,000

Liabilities not subject to compromise	21,237,000	22,286,000
Liabilities subject to compromise	1,522,000	1,522,000

Total liabilities	22,759,000	23,808,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(19,560,000)	(19,788,000)

Total stockholders’ equity	(1,814,000)	(2,042,000)

Total liabilities and stockholders’ equity	$20,945,000	$21,766,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Total revenues	$8,972,000	$10,364,000	$21,023,000	$23,440,000

Costs, expenses and other
Food costs	3,237,000	3,657,000	7,731,000	8,454,000
Labor costs	2,956,000	3,378,000	7,144,000	7,734,000
Occupancy and other expenses	1,560,000	1,956,000	3,536,000	4,409,000
General and administrative expenses	254,000	393,000	827,000	847,000
Depreciation and amortization	298,000	291,000	685,000	675,000
Impairment of long-lived assets	405,000	—	405,000	—

Total costs, expenses and other	8,710,000	9,675,000	20,328,000	22,119,000

Income (loss) from operations	262,000	689,000	695,000	1,321,000

Interest expense	123,000	254,000	326,000	587,000
Other income	66,000	13,000	136,000	42,000

Income (loss) before income taxes and reorganization items	205,000	448,000	505,000	776,000
Reorganization items, net	(185,000)	—	(277,000)	—
Income tax (benefit) provision	—	—	—	—

Net income (loss)	$20,000	$448,000	$228,000	$776,000

Net income (loss) per common share – basic and diluted	$0.01	$0.14	$0.07	$0.24

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	28 weeks Ended
	August 13, 2012	August 15, 2011
Cash flows from operating activities:
Net income	$228,000	$776,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	643,000	632,000
Amortization of franchise, loan cost and licenses	42,000	146,000
Impairment of long-lived assets	405,000	—
Change in operating assets and liabilities:
Receivables, net	1,000	35,000
Inventories	(16,000)	(86,000)
Prepaid expenses	(51,000)	(198,000)
Deposits and other	1,000	(72,000)
Deferred rent payable	—	7,000
Accounts payable-trade	(265,000)	(1,890,000)
Income taxes payable	(2,000)	—
Other accrued liabilities	(354,000)	1,791,000
Net cash provided by operating activities before reorganization items	632,000	1,141,000
Reorganization items:
Other accrued liabilities	—	—
Net cash provided by operating activities	632,000	1,141,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(220,000)	(271,000)
Proceed from the sale of fixed assets	454,000	—
Net cash provided (used) in investing activities	234,000	(271,000)

Cash flows from financing activities:
Payments on long term debt	(430,000)	(840,000)
Capitalized loan costs	(17,000)	(33,000)
Net cash used in financing activities before reorganization items	(447,000)	(873,000)
Reorganization items:
Payments on long term debt	—	—
Net cash used by financing activities	(447,000)	(873,000)

Net change in cash and cash equivalents	419,000	(3,000)

Cash and cash equivalents at beginning of period	712,000	588,000

Cash and cash equivalents at end of period	$1,131,000	$585,000

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$374,000	$473,000

Income taxes	$4,000	$2,000

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. The Company as of August 8, 2016 owns and operates 23 full-service restaurants located throughout the United States. At August 13, 2012 it owned and operated 26 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the August 13, 2012 balance sheet as “Liabilities subject to compromise.”

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the company and its subsidiaries through August 13, 2012. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of August 13, 2012 or August 15, 2011. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. For periods in which a net income is reported, weighted-average common shares outstanding used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the fiscal quarter ending August 13, 2012 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for fiscal quarters ending August 13, 2012 and August 15, 2011.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period. The Company recorded impairment losses associated with certain restaurant facilities of $405,000 and $0 for the twelve weeks ended August 13, 2012 and August 15, 2011, respectively. The Company recorded impairment losses associated with certain restaurant facilities of $405,000 and $0 for the 28-weeks ended August 13, 2012 and August 15, 2011, respectively.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of property, buildings and equipment as of August 13, 2012 consist of 26 operating restaurant properties, four restaurant properties that are leased to third parties, three non-operating restaurants that remain closed for remodeling and repositioning of which one is held for sale and two non-operating properties that are used as warehouses for equipment. The components of property, buildings and equipment as of January 30, 2012 consist of 31 operating restaurant properties, three restaurant properties that are leased to third parties, five non-operating restaurants that remain closed for remodeling and repositioning of which one is held for sale and two non-operating properties that are used as warehouses for equipment. Depreciation expense for the 28 weeks ending August 13, 2012 and August 15, 2011 totaled $643,000 and $632,000, respectively.

	August 13, 2012			January 30, 2012

Property, building and equipment:		Accum.			Accum.
(Dollars in Thousands)	Cost	Depr.	Net	Cost	Depr.	Net
Operating	30,291	(15,718)	14,573	31,334	(16,223)	15,111
Leased	2,989	(1,270)	1,719	2,974	(1,224)	1,750
Held for Future Use	2,168	(618)	1,550	2,305	(731)	1,574
Held for Sale	-	-	-	765	(308)	457
Total	35,448	(17,606)	17,842	37,378	(18,486)	18,892

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of goodwill and other intangible assets as of August 13, 2012 and January 30, 2012. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. As of August 13, 2012 and January 30, 2012, the $551,000 in carrying value of goodwill relates to our purchase of two JB’s restaurants in Montana and one in Utah.

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

j) Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of August 13, 2012 and January 30, 2012 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 – Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of August 13, 2012 and January 30, 2012. The Company expensed $0 and $91,000 for interest related to its loans from Mr. Wheaton during the first 28 weeks of fiscal 2013 and fiscal 2012, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations as of the dates indicated.

Type of Debt	August 13, 2012 Total Debt	August 13, 2012 Current Portion	January 30, 2012 Total Debt	January 30, 2012 Current Portion
Real Estate Mortgages	$5,154,000	$371,000	$5,306,000	$454,000
Bank Debt-Revolver	2,197,000	2,197,000	2,475,000	2,475,000
Bank Debt-Term	3,100,000	3,100,000	3,100,000	3,100,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$12,443,000	$5,668,000	$12,873,000	$6,029,000

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

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the August 13, 2012 balance sheet as “Liabilities subject to compromise.”

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

Recent Developments

As a result of the continued weakness in the U.S. economy the Company’s comparable restaurant sales declined again in the periods ended August 13, 2012 as compared to the prior year periods. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past two years August 13, 2012, the Company has closed stores that have experienced deterioration of operating results and for which Management has assessed low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well in that unit. There may be further restaurant unit closures in the future as Management continues to evaluate operating results. The Company continues to explore the expansion of its non-buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and pay its scheduled debt repayments.

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for other recent developments.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 13, 2012 and August 15, 2011.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	36.1	35.3	36.8	36.1
Labor costs	32.9	32.6	34.0	33.0
Occupancy and other expenses	17.4	18.9	16.8	18.8
General and administrative expenses	2.8	3.8	3.9	3.6
Depreciation and amortization	3.3	2.8	3.3	2.9
Impairment of long-lived assets	4.6	—	1.9	—
Total costs, expenses and other	97.1	93.4	96.7	94.4

Income (loss) from operations	2.9	6.6	3.3	5.6

Interest expense	1.4	2.5	1.6	2.5
Interest income	0.0	0.0	0.0	0.0
Other income	0.7	0.1	0.6	0.2
Income before income tax and reorganization items	2.3	4.2	2.4	3.3

Reorganization items, net	(2.1)	—	(1.3)	—

Income tax (benefit) provision	—	—	—	—
Net income (loss)	0.2%	4.2%	1.1%	3.3%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of August 13, 2012 and January 30, 2012, respectively.

Concept	August 13, 2012	January 30, 2012

Operating Restaurants
4B’s	7	7
JB’s	5	7
K-BOB’S Steakhouse	4	3
Barnhill’s Buffet	3	4
HomeTown Buffet	2	2
Pecos Diamond Steakhouse	1	1
BuddyFreddys	1	1
Casa Bonita	1	1
Western Sizzlin	1	1
Bar-H Steakhouse	1	1
JJ North’s Country Buffet	—	1
Whistle Junction	—	1
Holiday House	—	1
	26	31
Non-operating Restaurants
Leased to third parties	4	3
Warehouse	2	2
Held for Future Use	3	5
	9	10
Total	35	41

Twelve Weeks Ended August 13, 2012 compared to Twelve Weeks Ended August 15, 2011

Overview - The Company has a consolidated net income for the 12-week period ended August 13, 2012 of $20,000 or $0.01 per diluted share as compared with net income of 448,000 or $0.14 per diluted share for the comparable prior year period, a change of approximately $428,000 from the prior year period. The decrease in the net income is primarily due to impairment expense $405,000 in the current period compared to no impairment expense in the prior year period.

Revenues - Total revenues decreased by approximately $1.4 million or 13.4% from $10.4 million in the 12 weeks ended August 15, 2011 to $9.0 million in the 12 weeks ended August 13, 2012. The decrease in revenues was primarily attributable to the closure of six restaurants resulting in a sales decline of approximately $1.0 million and sales declines of approximately $550,000 or approximately 6.1% in comparable same store sales. The decline in sales was partially offset by $187,000 increase attributable to one new restaurant.

Food Costs - Food costs as a percentage of total revenues increased from 35.3% during the 12-week period ended August 15, 2011 to 36.1% during the 12-week period ended August 13, 2012. The food cost increased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from higher wholesale food prices. Food costs decreased by approximately $420,000 in the 12-week period ended August 13, 2012, primarily due to the net decrease of five stores and lower same store sales in the current period.

Labor - Labor costs as a percentage of total revenues increased from 32.6% during the 12-week period ended August 15, 2011 to 32.9% during the 12-week period ended August 13, 2012. The increase as a percentage of total revenues was primarily attributable to a generally lower revenue base and higher minimum wages. Labor costs decreased by approximately $422,000 million in the 12-week period ended August 13, 2012, primarily due to the net decrease of five stores and lower same store sales in the current period.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 18.9% during the 12-week period ended August 15, 2011 to 17.4% during the 12-week period ended August 13, 2012. Occupancy and other expense decreased approximately $396,000 in the 12-week period ended August 13, 2012 primarily due to the net decrease of five stores and lower same store sales in the current fiscal year. The decrease for the 12-week period ending August 13, 2012 as a percentage of total revenues was primarily attributable to the closure of poor performing stores.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 3.8% during the 12-week period ended August 15, 2011 to 2.8% during the 12-week period ended August 13, 2012. General and administrative expense decreased from $393,000 during the 12-week period ended August 15, 2011 to $254,000 during the 12-week period ended August 13, 2012. The decrease was primarily attributable to lower public fee expense in fiscal 2013.

Depreciation and Amortization - Depreciation and amortization expense increased from $291,000 during the 12-week period ended August 15, 2011 to $298,000 during the 12-week period ended August 13, 2012. The increase was primarily attributable to depreciation on new assets purchased.

Impairment of Long-lived Assets – During the 12-week period ended August 13, 2012, the Company recorded $175,000 of impairments relating to underperforming restaurants and related equipment. These impairments were primarily the result of the Company having several restaurants that experienced declining sales and incurred net losses as a result of the down turn in the economy that began in approximately September 2008. This downturn primarily related to the Company’s buffet restaurants and resulted in many of them being closed and in certain cases sold. The Company also recorded $230,000 of impairment expense relating to the trademarks of the Whistle Junction. The Company closed the last Whistle Junction restaurant during the current quarter. The Company did not record any impairment losses during the 12-week period ended August 15, 2011.

Interest Expense - Interest expense decreased from $254,000 during the 12-week period ended August 15, 2011 to $123,000 during the 12-week period ended August 13, 2012. The decrease was attributable to lower average interest rate primarily from the bankruptcy plan and lower amortization of loan costs in the 12-week period ended August 13, 2012 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s properties leased to the parties. Rental income was $66,000 for four properties leased for the 12-week period ended August 13, 2012. Rental income was $13,000 for two properties leased for the 12-week period ended August 15, 2011.

Income Taxes - The income tax provision totaled $0 first two quarters of fiscal of 2012 and fiscal 2013. The Company has deferred income tax assets of $0 on August 13, 2012 and January 30, 2012. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 13, 2012.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 12-weeks ended August 13, 2012 and August 15, 2011, the Company incurred professional fees related to the bankruptcy totaling $185,000 and $0, respectively.

Twenty-eight Weeks Ended August 13, 2012 compared to Twenty-eight Weeks Ended August 09, 2010

Overview - The Company has a consolidated net income for the 28-week period ended August 13, 2012 of $228,000 or $0.07 per diluted share as compared with net income of $776,000 or $0.24 per diluted share for the comparable prior year period, a change of approximately $548,000 from the prior year period. The decrease in the net income is primarily due to impairment expense $405,000 in the current period compared to no impairment expense in the prior year period and lower earnings resulting from overall decrease in revenue.

Revenues - Total revenues decreased approximately $2.4 million or 10.3% from $23.4 million in the 28 weeks ended August 15, 2011 to $21.0 million in the 28 weeks ended August 13, 2012. The decrease in revenues was primarily attributable to the closure of seven restaurants resulting in a sales decline of approximately $1.9 million and sales declines of approximately $1.1 million or approximately 5.5% in comparable same store sales. The decline in sales was partially offset by $550,000 increase attributable to two new restaurants.

Food costs - Food costs as a percentage of total revenues increased from 36.1% during the 28-week period ended August 15, 2011 to 36.8% during the 28-week period ended August 13, 2012. The food cost increased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from higher wholesale food prices. Food costs decreased by approximately $723,000 in the 28-week period ended August 13, 2012, primarily due to the net decrease of five stores and lower same store sales in the current period.

Labor - Labor costs as a percentage of total revenues increased from 33.0% during the 28-week period ended August 15, 2011 to 34.0% during the 28-week period ended August 13, 2012. The increase as a percentage of total revenues was primarily attributable to a generally lower revenue base and higher minimum wages. Labor costs decreased by approximately $590,000 million in the 28-week period ended August 13, 2012, primarily due to the net decrease of five stores and lower same store sales in the current period.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 18.8% during the 28-week period ended August 15, 2011 to 16.8% during the 28-week period ended August 13, 2012. Occupancy and other expense decreased approximately $873,000 in the 28-week period ended August 13, 2012 primarily due to the net decrease of five stores and lower same store sales in the current fiscal year. The decrease for the 28-week period ending August 13, 2012 as a percentage of total revenues was primarily attributable to the closure of poor performing stores.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 3.6% during the 28-week period ended August 15, 2011 to 3.9% during the 12-week period ended August 13, 2012. General and administrative expense decreased from $847,000 during the 28-week period ended August 15, 2011 to $827,000 during the 28-week period ended August 13, 2012. The increase as a percentage of total revenues was primarily attributable to the net decrease of five stores and lower same store sales in the current period.

Depreciation and Amortization - Depreciation and amortization expense increased from $675,000 during the 28-week period ended August 15, 2011 to $685,000 during the 28-week period ended August 13, 2012. The increase was primarily attributable to depreciation on new assets purchased.

Impairment of Long-lived Assets - During the 28-week period ended August 13, 2012, the Company recorded $175,000 of impairments relating to underperforming restaurants and related equipment. These impairments were primarily the result of the Company having several restaurants that experienced declining sales and incurred net losses as a result of the down turn in the economy that began in approximately September 2008. This downturn primarily related to the Company’s buffet restaurants and resulted in many of them being closed and in certain cases sold. The Company also recorded $230,000 of impairment expense relating to the trademarks of the Whistle Junction. The Company closed the last Whistle Junction restaurant during the current quarter. The Company did not record any impairment losses during the 28-week period ended August 15, 2011.

Interest Expense - Interest expense decreased from $587,000 during the 28-week period ended August 15, 2011 to $326,000 during the 28-week period ended August 13, 2012. The decrease was attributable to lower average interest rate primarily from the bankruptcy plan and lower amortization of loan costs in the 28-week period ended August 13, 2012 compared to the prior year.

Other income - Other income consists primarily of rental income from the Company’s properties leased to the parties. Rental income was $136,000 for four properties leased for the 28-week period ended August 13, 2012. Rental income was $42,000 for two property leased for the 28-week period ended August 15, 2011.

Income Taxes - The income tax provision totaled $0 for the first 28-week periods of fiscal 2012 and 2013. The Company has deferred income tax assets of $0 on August 13, 2012 and January 30, 2012. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 13, 2012.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 28-weeks ended August 13, 2012 and August 15, 2011, the Company incurred professional fees related to the bankruptcy totaling $277,000 and $0, respectively.

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

As of August 13, 2012, the Company had $1.1 million in cash.  Cash and cash equivalents increased by $419,000 during the 28-weeks ended August 13, 2012. The Company had a net working capital deficit that was $12.3 million and $13.6 million as of August 13, 2012 and January 30, 2012, respectively. The Company spent approximately $220,000 on capital expenditures during the 28-weeks ending August 13, 2012. In the second quarter of fiscal 2013 the Company sold one property in Jacksonville, Florida netting approximately $454,000 in proceeds all which was used to pay Wells Fargo. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided by operations was approximately $632,000 for the 28-weeks ending August 13, 2012 and $1.1 million for the 28-weeks ending August 15, 2011. The decrease in cash generated from operating activities for the 28-week period ending August 13, 2012 was primarily due to fewer profitable restaurants and lower sales per restaurant in the current fiscal year as compared to the prior year.

Cash used by financing activities was approximately $447,000 for the 28-weeks ending August 13, 2012 compared to $873,000 for the 28-weeks ending August 13, 2011. During the 28-weeks ending August 13, 2012 and August 15, 2011, the Company made net debt payments of approximately $430,000 and $840,000 and incurred loan costs of $17,000 and $33,000, respectively.

The following table is a summary of the Company’s outstanding debt obligations as of the dates indicated.

Type of Debt	August 13, 2012 Total Debt	August 13, 2012 Current Portion	January 30, 2012 Total Debt	January 30, 2012 Current Portion
Real Estate Mortgages	$5,154,000	$371,000	$5,306,000	$454,000
Bank Debt-Revolver	2,197,000	2,197,000	2,475,000	2,475,000
Bank Debt-Term	3,100,000	3,100,000	3,100,000	3,100,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$12,443,000	$5,668,000	$12,873,000	$6,029,000

The Company had a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility includes an $8,000,000 term loan and a $2,500,000 revolving line of credit. On December 17, 2012, the Bankruptcy Court entered an order confirming the Second Amended Plan. The Confirmation Order required the Company to pay the Wells Fargo Secured Claim. The Wells Fargo Loan was paid in full in July 2014.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of August 13, 2012 and January 30, 2012. The Company expensed $0 and $91,000 for interest related to its loans from Mr. Wheaton during the first 28 weeks of fiscal 2013 and fiscal 2012, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,935.60 and the interest of $196,957.40 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,935.60 and the interest of $196,957.40 from January 17, 2013 until paid at the rate of 3.25%. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of August 13, 2012 or August 15, 2011. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. For periods in which a net income is reported, weighted-average common shares outstanding used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented.

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

The Company performs its annual impairment analysis on February 1st.   There were no triggering events during the fiscal quarter ending August 13, 2012 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for fiscal quarters ending August 13, 2012 and August 15, 2011.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of August 13, 2012 and January 30, 2012 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

STAR BUFFET, INC. AND SUBSIDIARIES

August 17, 2016	By:	/s/ Robert E. Wheaton
Robert E. Wheaton Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer

August 17, 2016	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer