Form 10-K
period 2013-01-28
STAR BUFFET INC
filed 2016-08-18
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one) 

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

At August 13, 2012, the last business day of the registrant’s second fiscal quarter for Registrant’s 2013 fiscal year, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the NASDAQ Capital Market on August 13, 2012, ($1.03 per share) was $1,590,000. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 08, 2016, the registrant had 3,213,075 shares of common stock outstanding.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 28, 2013

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

PART I

Item 1. Business

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the January 28, 2013 balance sheet as “Liabilities subject to compromise.”

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

Overview

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. As of January 28, 2013, the Company, through eight independently capitalized subsidiaries operated seven 4B’s restaurants, five JB’s restaurants, three Barnhill’s Buffet restaurants, three K-BOB’S Steakhouses, two JJ North’s Country Buffets, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. The Company also had eight restaurants closed for remodeling and repositioning of which two were used as warehouses and five restaurants were leased to third-party operators. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Tennessee, Texas and Utah. The Company has an executive and an accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah. As a result of the significant developments identified below, the Company’s holdings have changed significantly. The Company was incorporated on July 28, 1997 in Delaware.

Recent Developments

As a result of the continued weakness in the U.S. economy, the Company’s comparable restaurant sales declined in the fiscal year ended January 28, 2013. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past three fiscal years, the Company has closed 25 restaurants that have experienced deteriorating operating results and for which our management has assessed a low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well. There may be further restaurant unit closures in the future as our management continues to evaluate operating results. However, our management believes that it has closed and incurred impairment charges on the substantial number of restaurant units that have exhibited poor operating results. The Company continues to explore the expansion of its non-buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Our management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and, together with the proceeds from the sale of certain of its properties, to pay its scheduled debt repayments.

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

Growth Strategy

The Company has indicated that it plans moderate growth based primarily through acquisitions or re-opening existing closed stores. The Company supplements its program of acquisitions with the purchase of restaurant properties that can be converted to the Company’s existing brands and minority investments in, or strategic alliances with, other restaurant chains.

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

Restaurant Concepts

As of January 28, 2013, the Company, operated seven 4B’s restaurants, five JB’s restaurants, three Barnhill’s Buffet restaurants, three K-BOB’S Steakhouses, two JJ North’s Country Buffets, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. The Company also had eight restaurants closed for remodeling and repositioning of which two were used as warehouses and five restaurants were leased to third-party operators.

The Company, through its wholly-owned Barn Restaurants, Inc. (“Barn Rest”) subsidiary operated as of January 28, 2013 three Barnhill’s Buffets with a perpetual right to utilize the Barnhill’s name and related intellectual property. The restaurants are located in, Arkansas, Mississippi and Tennessee. The restaurants are approximately 10,000 square feet and seat approximately 375 customers. The Company closed the Barnhill’s Buffet in Mississippi in fiscal 2014.

The Company, through its HTAF, Inc. (“HTAF”) subsidiary, had a franchise agreement with HomeTown Buffet, Inc., a wholly-owned subsidiary of Buffets Holdings, Inc. HTAF entered into a franchise agreement for each location which requires among other items, the payment of a continuing royalty fee to HomeTown Buffet, Inc. In fiscal 2013 the franchise agreement was terminated and the HomeTown Buffets were converted to JJ North’s County Buffets. HTAF operated as of January 28, 2013 two JJ North’s County Buffets in Arizona. The restaurants are approximately 10,000 square feet and seat approximately 375 customers. Both restaurants were closed in fiscal 2014.

The Company, through its wholly-owned 4B’s Holdings, Inc., (“4B’s”) subsidiary operated as of January 28, 2013 seven 4B’S restaurants located in Montana. The 4B’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers. The Company closed one 4B’s restaurant in fiscal 2014.

The Company, through its wholly-owned JB’s Star Holdings, Inc., (“JB’s Star”) subsidiary, operated as of January 28, 2013 five JB’s restaurants in Montana (2), Idaho (2) and Utah (1). The JB’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers. The Company closed one JB’s in Montana in fiscal 2014.

The Company, through its wholly-owned KB’s Star Holdings, Inc., (“KB’s Star”) subsidiary, operated as of January 28, 2013 two K-BOB’S Steakhouses located in New Mexico and Texas. Both restaurants were closed in fiscal 2014 as part of a legal settlement.

The Company, through its wholly-owned StarTexas Restaurants, Inc., (“StarTexas”) subsidiary, operated as of January 28, 2013 one Pecos Diamond Steakhouse in Dumas, Texas and one in Artesia, New Mexico, a Bar-H Steakhouse in Dalhart, Texas and a K-BOB’S Steakhouse in Beeville, Texas. The K-BOB’S Steakhouse, Pecos Diamond Steakhouse and Bar-H Steakhouse are approximately 5,000 square feet with seating capacity for 150 customers. The K-BOB’S restaurant in Beeville closed in fiscal 2014 as part of a legal settlement.

The Company, through its wholly-owned Casa Bonita Denver, Inc., (“Casa Denver”) subsidiary, operated as of January 28, 2013 a Casa Bonita restaurant located in Colorado. The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 1,400 customers.

The Company also operated as of January 28, 2013 of one restaurant in Florida under the brand name BuddyFreddys. The BuddyFreddys is approximately 9,000 square feet and seat approximately 300 customers. In addition the Company has one Western Sizzlin restaurant located in Arkansas and one in Mississippi. These restaurants range from 5,000 to 7,000 square feet and seat approximately 150 to 250 customers.

Licenses, Trademarks and Service marks

The Company owns the trademarks and service marks for BuddyFreddys, Casa Bonita, Holiday House, Pecos Diamond Steakhouse, Bar-H Steakhouse, 4B’S Restaurants and Whistle Junction. The Company has agreements with North’s Restaurants, Inc. and Barnhill’s Buffets, Inc. for a perpetual, royalty-free, fully transferable license to use the intangible property of JJ North’s Country Buffet and Barnhill’s Buffet, respectively. The Company utilizes the Western Sizzlin’ marks pursuant to various franchise and license agreements. The Company has a license agreement and, if exercised, one ten year option to use the JB’S trademark through August 31, 2022. The Company did not exercise its option in August 2012 and has impaired the goodwill of $551,000 associated with the brand as a triggering event. The Company formerly had license agreement to utilize, under certain circumstances, the K-BOB’S Steakhouse brand. In April 2013 the Company terminated its agreement with K-BOB’S as part of a legal settlement. Additionally, the Company has a license agreement with CKE Restaurants, Inc. for use of the “Star” name and design.

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

Employees

As of August 08, 2016 the Company employed approximately 862 persons, of whom approximately 857 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

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

Item 2. Properties

The Company’s operating restaurants are primarily freestanding locations. As of January 28, 2013, 16 of 35 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2013 to 2035. The majority of the leases contain renewal options. All leases provide for specified periodic rental payments and many call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, carry property and general liability insurance and pay associated taxes and expenses. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

The following is a summary of the Company's restaurant properties as of January 28, 2013:

Total
Owned	19
Leased	16
Total	35

As of January 28, 2013, the Company’s restaurants are located in the following states:

State	Total
Arkansas	2
Arizona	3
Colorado	1
Florida	6
Idaho	2
Mississippi	2
Montana	9
New Mexico	2
Tennessee	1
Texas	4
Utah	3
Total	35

As of January 28, 2013, the Company’s non-operating restaurants are located in the following states:

State	Total
Arizona	1
Florida	5
Utah	2
Total	8

One of the eight non-operating restaurants was closed for remodeling and repositioning, five non-operating restaurants have been leased to a third-party operators and two non-operating restaurants were used as warehouses.

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

On September 2, 2010 Flying W Diamond Ranch, Inc. et al (“the Tinsley group”) filed for alleged damages from the Company’s alleged breaches of Lease and License Agreements in the 106th District Court of Dawson County, Texas. On January 12, 2012 the Company filed paperwork with the Bankruptcy Court to terminate the license agreements with K-BOB’S USA for the K-BOB’S restaurants in Tucumcari, NM, Beeville, TX, Lamesa, TX and Dumas, TX. On April 4, 2013, the Company settled all outstanding claims with the Tinsley group. As part of the settlement the three K-BOB’s stores in Tucumcari, New Mexico, Lamesa, Texas and Beeville, Texas were closed on April 30, 2013 and returned to the Tinsley group. The transaction was approved by the Bankruptcy Court.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is listed on the OTC PINK marketplace under the symbol “STRZPK”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of August 8, 2016, there were less than 300 holders of record. The following table sets forth the range of high and low bid information for the Common Stock for the fiscal years 2013 and 2012.

Fiscal Year	2013		2012
	High	Low	High	Low
First Quarter	$0.51	$0.11	$2.14	$0.66
Second Quarter	1.91	0.48	1.13	0.60
Third Quarter	1.75	0.63	0.99	0.24
Fourth Quarter	3.05	1.81	0.24	0.09

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

The exercise price of the options granted and exercisable at January 28, 2013 is $6.70 for 22,000 options.

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

Operations

The operating results for the 52-week period ended January 28, 2013 and for the 53-week period ended January 30, 2012 are as follows:

The operating results for the 52-week period ended January 28, 2013 included 52 weeks of operations for the Company’s seven 4B’s restaurants, five JB’s restaurants, three Barnhill’s Buffet restaurants, two K-BOB’S Steakhouses, two franchised HomeTown Buffet restaurants converted in JJ North’s Country Buffets in the fourth quarter of fiscal 2013, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant, one Pecos Diamond Steakhouse for the full year and one that was converted in the fourth quarter of fiscal 2013, one Bar-H Steakhouse and one Western Sizzlin restaurant. The results also included the following restaurants that were closed at some point during the year, one JB’s restaurant for 28 weeks and one for 13 weeks, one Holiday House restaurant for 20 weeks, one Barnhill’s Buffet for 17 weeks, one JJ North’s restaurant for 19 weeks and one Whistle Junction restaurant for 24 weeks. The results also included one K-BOB’S Steakhouse for 49 weeks and one Western Sizzlin restaurant for 14 weeks that were opened during fiscal 2013. The Company also had eight restaurants closed for remodeling and repositioning of which two were used as warehouses and five restaurants were leased to third-party operators.

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

The consolidated net loss of $(2,948,000) of (0.92) per diluted share for fiscal 2013 was approximately $2.1 more than the net loss of $(811,000) or $(0.25) per diluted share for the prior year. The increase in the net loss is due primarily to $1.8 million increase in impairment expense and approximately $358,000 increase in bankruptcy fees in comparison with the prior fiscal year. In addition the food cost and labor were higher in the current year as a percent of revenue as compared to the prior year due to costs for wholesale food and minimum wage increasing at a faster pace than revenues. Total revenues decreased approximately $4.4 million or 11.2% from $39.4 million in fiscal 2012 to $35.0 million in fiscal 2013. The decrease in revenues was primarily attributable to six store closings during the year and two stores closed in the prior year resulting in a decrease of approximately $4.0 million and declines in comparable same store sales of approximately $1.5 million or 4.6%, partially offset by two new store openings resulting $1.1 million in sales. The Company believes the decline in same store sales is a result of weaker economic conditions and new restaurant competition in certain markets. The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume, especially in the near term. It is sometimes possible to lower occupancy, salaries and other expenses if given a longer period of time to adjust. For example, rent may be negotiated lower and the restaurant staff may be reduced if the decline in sales is more permanent. Occupancy and other expense include major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the fifty-two weeks ended January 28, 2013 (“fiscal 2013”), and for the fifty-two weeks ended January 30, 2012 (“fiscal 2012”).

	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended
	January 28, 2013	January 30, 2012
Total revenues	100.0%	100.0%
Costs, expenses and other:
Food costs	38.1	36.9
Labor costs	35.5	34.1
Occupancy and other expenses	17.4	19.9
General and administrative expenses	4.5	3.8
Depreciation and amortization	3.5	3.2
Goodwill expense	1.6	—
Impairment expense	4.7	0.9
Total costs and expenses	105.3	98.8
Income (loss) from operations	(5.3)	1.2
Interest expense	1.7	2.7
Other income, net	0.7	0.4
Net (loss) income before income taxes	(6.3)	(1.1)

Reorganization items, net	2.0	0.9
Income taxes	0.1	0.1
Net (Loss)	(8.4)%	(2.1)%

Comparison of Fiscal 2013 to Fiscal 2012

Total revenues decreased approximately $4.4 million or 11.2% from $39.4 million in fiscal 2012 to $35.0 million in fiscal 2013. The decrease in revenues was primarily attributable to six store closings during the year and two stores closed in the prior year resulting in a decrease of approximately $4.0 million and declines in comparable same store sales of approximately $1.5 million or 4.6%, partially offset by two new openings resulting $1.1 million in sales.

Food costs as a percentage of total revenues increased from 36.9% during in fiscal 2012 to 38.1% in fiscal 2013. Food costs decreased by approximately $1.2 million in fiscal 2013 primarily due to the closure of six stores in the current year. The increase in percentage for the fiscal year ending January 28, 2013 was primarily attributable to higher wholesale food prices in the current year compared to the prior year.

Labor costs as a percentage of total revenues increased from 34.1% during fiscal 2012 to 35.5% in fiscal 2013. Labor costs decreased by approximately $1.0 million in fiscal 2013 primarily due to the closure of six stores in the current year. The labor cost as a percentage of total revenues increased primarily due to higher minimum wages and lower same store sales.

Occupancy and other expenses as a percent of total revenues decreased from 19.9% in fiscal 2012 to 17.4% in fiscal 2013. Occupancy and other expenses decreased in fiscal 2013 by approximately $1.8 million primarily due to the closure of six stores in the current year. The decrease in actual occupancy and other expenses in the fiscal year ending January 28, 2013 were primarily from the closure of poor performing stores.

General and administrative expenses as a percentage of total revenues increased from 3.8% in fiscal 2012 to 4.5% in fiscal 2013. The increase as a percentage of revenue was primarily attributable to higher penalty expense and insurance costs in fiscal 2013.

Depreciation and amortization expense decreased from $1,250,000 in fiscal 2012 to $1,209,000 in fiscal 2013. The decrease was primarily attributable to fewer stores in the current year coupled with less depreciation resulting from the impairment charges taken by the Company on its underperforming assets.

Goodwill expense increased from 0.0% in fiscal 2012 to 1.6% in fiscal 2013. On August 31, 2012, the Company recorded $551,000 of impairments relating to the expiration of our JB’s license agreement. The triggering event required the write-off of goodwill on three JB’s restaurants. Goodwill expense charged to operations was $551,000 and $0 for the years ended January 28, 2013 and January 30, 2012, respectively.

Impairment expense increased from 0.9% in fiscal 2012 to 4.7% in fiscal 2013. The impairment expense in fiscal 2013 relates to stores where the carrying amount of the assets exceeded the estimated fair values of the related property and equipment. In addition to the above, the Company also had impairment expense of franchise and license $230,000 in the current year with none in the prior year, Total impairment expense related to property, building, equipment and franchise, license and other charged to operations was $1,661,000 and $368,000 for the years ended January 28, 2013 and January 30, 2012, respectively is as follows:

	January 28, 2013	January 30, 2012
Land, building and leasehold improvement impairment.	$1,061,000	$341,000
Equipment impairment	370,000	27,000
Franchise, license and other	230,000	—
Total impairment	$1,661,000	$368,000

Interest expense as a percent of total revenues decreased from 2.7% in fiscal 2012 to 1.6% in fiscal 2013 primarily as the result of lower amortization of loan costs and due to lower interest charges during the Company’s bankruptcy on certain related party loans. Actual interest expense decreased from $1,058,000 in fiscal 2012 to $579,000 in fiscal 2013.

Reorganization items expense increased from 0.9% in fiscal 2012 to 2.0% in fiscal 2013. Star and Summit both filed for bankruptcy in September 2011. For the years ended January 28, 2013 and January 30, 2012, the Company incurred bankruptcy costs and professional fees related to the bankruptcy totaling $703,000 and $345,000, respectively.

The income tax provision totaled $33,000 or 0.1% of pre-tax income in fiscal 2013 as compared to $22,000 or 0.1 % of pre-tax income in fiscal 2012. The Company has deferred income tax assets of $0 on January 28, 2013 and January 30, 2012, respectively. Income taxes for fiscal 2013 and fiscal 2012 are:

	Fiscal 2013	Fiscal 2012
Current(benefit) provision	$33,000	$22,000
Deferred provision	—	—
Total	$33,000	$22,000

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from our principal shareholder.

As of January 28, 2013, the Company had $243,000 in cash.  Cash and cash equivalents decreased by $469,000 during the fiscal year ended January 28, 2013. The net working capital deficit was $7.0 million and $13.7 million at January 28, 2013 and January 30, 2012, respectively. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $644,000 on capital expenditures in fiscal 2013. In the second quarter of fiscal 2013 the Company sold one property in Jacksonville, Florida netting approximately $454,000 in proceeds all which was used to pay Wells Fargo.

Cash provided by operations was $454,000 for fiscal 2013 and $2,002,000 for fiscal 2012.

Cash used by financing activities was approximately $733,000. The Company made net debt payments of approximately $1.0 million and had loan costs of $17,000. The Company had proceeds from the issuance of long-term debt of $307,000. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico.

The following table is a summary of the Company’s outstanding debt obligations.

	Total Debt
	January 28,	January 28,	January 30,	January 30,
	2013	2013	2012	2012
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$5,196,000	$239,000	$5,306,000	$454,000
Bank Debt-Revolver	1,869,000	984,000	2,475,000	2,475,000
Bank Debt-Term	3,100,000	-	3,100,000	3,100,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$12,157,000	$1,223,000	$12,873,000	$6,029,000

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

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 28, 2013 and January 30, 2012. The Company expensed $0 and $114,000 to Mr. Robert E. Wheaton for interest during fiscal 2013 and fiscal 2012, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements.

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

Off-balance Sheet Arrangements

As of January 28, 2013, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$12,157	$1,223	$3,153	$1,969	$5,812
Operating leases (3)	1,450	318	348	123	661
Total contractual cash obligations	$13,607	$1,541	$3,501	$2,092	$6,473

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

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 28, 2013, included in this report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements since the judgments effect a significant portion of the financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 28, 2013 and January 30, 2012.

Notes Receivable

Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  Currently, the Company has two loans receivable outstanding and both are in default. The Company has provided a full reserve of $489,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral. The Company has provided a full reserve of $215,000 on the second note as part of the April 4, 2013 settlement with the Tinsley group. As part of the settlement the note was forgiven. All expenses associated with the Tinsley settlement were accrued at January 28, 2013.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 28, 2013 and January 30, 2012 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 28, 2013 and January 30, 2012. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

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

The Company performs its annual impairment analysis in February of each year. The Company does not have a carrying value for goodwill at January 28, 2013 related to our purchase of two JB’s restaurants in Montana and one in Utah. On August 31, 2012, the Company recorded $551,000 of impairments relating to the expiration of our JB’s license agreement. The triggering event required the write-off of goodwill on three JB’s restaurants. The Company reviews estimates the value of this reporting unit separately from that of the Company as a whole. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. In estimating the fair value of the reporting unit, the Company considered the two traditional approaches to valuation, the market approach and the income (discounted cash flow “DCF”) approach.  The market approach compares the subject company with guideline publicly-traded companies.  Valuation multiples are calculated from the selected companies to provide an indication of how much a current investor in the marketplace would be willing to pay for a company with similar characteristics.  The income approach measures the projected cash flows expected to be realized from the asset.  The value of a business is the expected cash flows discounted to a present value at a discount rate that considers the degree of risk associated with the realization of the projected monetary benefits.  The cash flow analysis relies upon estimates of the entity’s future revenue and expenses to ultimately project the future cash flows resulting from the business activity of each entity. An appropriate discount rate is reached by calculating the weighted average cost of capital, or “WACC,” which is determined by the assumptions underlying the Capital Asset Pricing Model, or “CAPM,” and is considered to reflect the view of “Market Participants,” as required under ASC 825.

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

Other Long-Term Liabilities

The Company has installments agreements with the Internal Revenue Service for past due taxes. The long-term portion is $2,144,000 and $0 for January 28, 2013 and January 30, 2012, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. The filing of this Annual Report on Form 10-K for the year ended January 28, 2013 (“the fiscal 2013”) has been delayed primarily as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as described below under the heading “Chapter 11 Reorganization” and the Company’s lack of resources to address the regulatory requirements.

Management's Report on Internal Control over Financial Reporting

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2013. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officer have concluded that the internal control over financial reporting was not effective as of January 28, 2013 and that two material weaknesses and one significant deficiency existed for the periods covered. The material weaknesses and significant deficiency identified included:

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

CORPORATE GOVERNANCE

Board of Directors

Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., a majority of the Board of Directors, have been determined by the board of directors to be independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Standards. Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Compensation Committee. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Audit Committee, on which Todd S. Brown serves as the audit committee financial expert. Mr. Brown’s relevant experience is included with his biographical information set forth above. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Nominating Committee. The board of directors held one meeting during the fiscal year ended January 28, 2013.

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

Executive Officers

The Company does not have any executive officers other than Mr. Robert E. Wheaton, Chairman of the Board and our Chief Executive Officer and President.

Committees of the Board of Directors

The board of directors has established an audit committee, a compensation committee and a nominating committee.

Audit Committee

The audit committee is currently comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of whom Todd S. Brown is the audit committee financial expert and is established in accordance with Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended. All such persons are financially literate and are "independent" as contemplated by Item 401(h)(iii) to Regulation S-K and by applicable listing standards. The audit committee held one meeting during the fiscal year ended January 28, 2013.

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

Compensation Committee

The compensation committee (“Compensation Committee”) is comprised of Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” as contemplated by applicable listing standards. The Compensation Committee considers the hiring and retention of corporate officers, salary and incentive compensation policies for officers and directors, and the granting of stock options to employees. The Compensation Committee met one time during the fiscal year ending January 28, 2013. Additional information regarding the functions, procedures and authority of the Compensation Committee is provided in Item 11, Executive Compensation below. The Compensation Committee does not have a charter.

Nominating Committee

The nominating committee is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” as contemplated by applicable listing standards. The nominating committee assists our board of directors by identifying individuals qualified to become board members, by recommending director nominees for election at the annual meeting of stockholders or for appointment to fill vacancies on the board of directors, and by developing and recommending corporate governance guidelines. The nominating committee held zero meeting during the fiscal year ended January 28, 2013. Our board of directors has adopted a charter for the nominating committee. The nominating committee charter is available on our website, www.starbuffet.com.

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

Based solely on our review of the copies of these forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during Fiscal 2013, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were timely satisfied.

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

Executive Compensation Objectives

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

Role of Consultants.

The Company and the Compensation Committee has not engaged the services of compensation consultants, but either or both may do so upon a case-by-case basis as circumstances warrant. No compensation consultants were involved in settling the compensation of the CEO or other officers of the Company during the fiscal year ending January 28, 2013.

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

For the fiscal year ending January 28, 2013, the CEO earned the $25,000 minimum bonus plus an additional $0 in performance-based bonus based on the Company’s decision to temporarily suspend certain components of the executive bonus program for the fiscal year. The decision on the executive bonus was made in order to conserve cash, better ensure compliance with loan covenants, to ensure compliance with the Plan and to align the executive bonus program with modifications made in store level bonus programs. The minimum annual bonus is reported in column (d) and the additional performance-based bonus is reported in column (e) in the Summary Compensation Table below.

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

In the fiscal year ending January 28, 2013, the Compensation Committee did not grant any stock options or other equity awards to the CEO or other officers or directors of the Company under the Stock Plan.

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

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer during a tax year or to any of the company’s four other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that meets the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the Company’s shareholders). The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officer. The CEO’s compensation in the fiscal year ending January 28, 2013 did not exceed the $1 million deduction limit.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation paid or earned by the CEO of the Company for the three fiscal years ended January 28, 2013.

Name and Principal Position	Year	Salary	Bonus		Non-Equity Incentive Awards		All Other Compensation		Total
		($)	($)		($)		($)		($)
(a)	(b)	(c)	(d)		(e)		(f)		(g)
Robert E. Wheaton	2013	250,000	25,000	(1)	0	(2)	35,495	(3)	310,495
Chairman of Board,	2012	250,000	25,000	(1)	0	(2)	35,495	(3)	310,495
Chief Executive Officer	2011	250,000	25,000	(1)	0	(2)	35,495	(3)	310,495
Chief Financial Officer and President

__________

(1)	The amount shown represents the annual minimum guaranteed bonus earned by and paid to the CEO for the fiscal years ending January 28, 2013, January 30, 2012 and January 31, 2011.

(2)

The amount shown represents the annual performance-based bonus award earned by the CEO for the fiscal years ending January 28, 2013, January 30, 2012 and January 31, 2011, which award, if any, is payable in the next fiscal year.

(3)

"Other Annual Compensation" consists of $12,000 in automobile reimbursement allowance and $23,495, $23,495 and $23,495, respectively, for the years ending January 28, 2013, January 30, 2012 and January 31, 2011, in medical expense reimbursement payments to the CEO.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based compensation awards granted to the CEO during the fiscal year ended January 28, 2013.

Name	Grant Date	Possible Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold	Maximum
		($)	($)
(a)	(b)	(c)	(d)
Robert E. Wheaton (1)	6/22/2009	$1	$225,000

__________

(1)

In order to conserve cash, better ensure compliance with loan covenants, and to align the executive bonus program with modifications made in store level bonus programs, the Company has temporarily suspended certain components of the executive bonus program for fiscal years 2009 through 2013; therefore the Non-Equity Incentive Plan Award earned by the CEO in these years was $0. No stock options or other stock awards were granted to the CEO in the fiscal year ending January 28, 2013.

Outstanding Equity Awards at Year-End

The following table sets forth information concerning plan-based compensation awards granted to the CEO during the fiscal year ended January 28, 2013.

Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Options exercise price ($)	Option expiration date

(a)	(b)	(c)	(d)	(e)	(f)
Robert E. Wheaton	-	-	-	-	-

The CEO did not exercise any Company stock options in the fiscal year ending January 28, 2013. As of January 28, 2013, the CEO held no compensatory stock or equity awards in the Company.

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

Amounts Payable upon Termination of Employment Without Cause or Resignation For Good Reason

If the Company had terminated the CEO’s employment without “cause” on January 28, 2013 or the CEO had resigned his employment for “good reason” (including a change of control) on January 28, 2013, the CEO would have been entitled to the a lump sum cash payment from the Company in the amount of $1,000,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

Termination on Account of Death, Disability, Involuntary Termination For Cause or Voluntary Resignation Without Good Reason.

If the Company had terminated the CEO’s employment for “cause” on January 28, 2013 or the CEO had resigned his employment withhout “good reason,” or died on January 28, 2013, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $0. If CEO had become disabled on January 28, 2013, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $500,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

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

Compensation Paid to Directors in 2013

For the year ended January 28, 2013, all directors, excluding employee directors, received $2,000 for each regularly scheduled board meeting attended, $1,500 for each regularly scheduled committee meeting attended and $500 for each specially-called telephonic board or committee meeting. Directors who are also full-time employees of the Company did not receive any director fees. All directors are also reimbursed by the Company for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings. For the fiscal year ending January 28, 2013, the Company did not grant any stock options or other equity-based compensation to non-employee directors. Nor did it recognize or incur any financial accounting expense under ASC 718 related to equity compensation awards granted to non-employee directors in the 2013 fiscal year or prior years.

Director Summary Compensation Table

The following table summarizes the compensation earned by or paid to the Company’s non-employee directors from the Company for the year ended January 28, 2013.

Name	Fees earned or paid in cash	Total
	($)	($)
(a)	(b)	(c) (1)
B. Thomas M. Smith	2,000	2,000
Thomas G. Schadt	2,000	2,000
Todd S. Brown	2,000	2,000
Craig B. Wheaton	2,000	2,000

__________

(1)	As of January 28, 2013, the Company’s non-employee directors held options for the following number of Company common shares all of which were fully vested and exercisable on February 11, 2005:

Name	Grant Date	Number of Shares	Exercise Price	Expiration Date
Todd S. Brown	2/11/2005	10,000	$6.70	2/11/2005
Craig B. Wheaton	2/11/2005	6,000	$6.70	2/11/2005
Thomas G. Schadt	2/11/2005	6,000	$6.70	2/11/2005

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 28, 2013, none of the persons who served on our compensation committee had any interlocking relationship as defined by the Securities and Exchange Commission.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 28, 2013 and January 30, 2012. The Company expensed $0 and $114,000 to Mr. Robert E. Wheaton for interest during fiscal 2013 and fiscal 2012, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current on all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. The Company sold six properties in fiscal year 2015 for a total of $4.2 million and one property in fiscal 2016 for $1.2 million to Robert E. and Suzanne H. Wheaton and leased the properties back. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan.

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Auditors

The audit committee has appointed Larson and Company as our independent auditors for the fiscal year ending January 27, 2014.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports. Audit fees billed by Moss Adams were $0 for the fiscal year ended January 28, 2013, and were $27,000 for the fiscal year ended January 30, 2012. Audit fees billed by Larson and Company were $0 for the both fiscal years ended January 28, 2013 and January 30, 2012.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees” and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company had no audit-related fees for the fiscal years ended January 28, 2013 and January 30, 2012.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters. Tax fees billed by CBIZ MHM, LLC were $53,000 in the fiscal year ended January 28, 2013, and were $60,000 in the fiscal year ended January 30, 2012.

All Other Fees

All other fees consist of fees billed for products and services not included above. The Company did not have any other fees for the fiscal years ended January 28, 2013 and January 30, 2012.

Audit Committee Pre-Approval

The audit committee’s policy is to pre-approve the fees and other compensation to be paid to our independent auditors, and to determine the scope of permitted non-audit services and pre-approve the provision of those services by our independent auditors. All non-audit services were pre-approved by the audit committee during fiscal 2013.

The Company expects its current auditors to have one or more representatives at annual meetings who will be able to make a statement, if they desire to do so, and are expected to be available to respond to appropriate questions.

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
B. Thomas M. Smith, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STAR BUFFET, INC. AND SUBSIDIARIES

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries the (“Company”) as of January 28, 2013 and January 30, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to present fairly, in all material respects, the financial position of Star Buffet, Inc. and Subsidiaries as of January 28, 2013 and January 30, 2012, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ LARSON & COMPANY PC

Larson & Company PC

Sandy, Utah

August 17, 2016

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 28, 2013	January 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$243,000	$712,000
Receivables, net	171,000	325,000
Income tax receivable	—	8,000
Inventories	405,000	434,000
Prepaid expenses	54,000	191,000
Total current assets	873,000	1,670,000
Property, buildings and equipment, net	16,492,000	18,892,000
Other assets, net	196,000	350,000
Intangible assets, net	25,000	854,000
Total assets	$17,586,000	$21,766,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$790,000	$834,000
Payroll and related taxes	1,615,000	3,730,000
Sales and property taxes	1,945,000	2,294,000
Rent, licenses and other	2,293,000	2,495,000
Income taxes payable	22,000	22,000
Current maturities of long-term debt	1,223,000	6,029,000
Total current liabilities	7,888,000	15,404,000
Deferred rent payable	45,000	38,000
Other long-term liabilities	2,144,000	—
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	8,942,000	4,852,000
Total liabilities not subject to compromise	21,011,000	22,286,000
Liabilities subject to compromise	1,565,000	1,522,000
Total liabilities	22,576,000	23,808,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(22,736,000)	(19,788,000)
Total stockholders' equity	(4,990,000)	(2,042,000)

Total liabilities and stockholders' equity	$17,586,000	$21,766,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two Weeks Ended January 28, 2013	Fifty-Two Weeks Ended January 30, 2012

Total revenues	$35,026,000	$39,441,000
Costs and expenses and other
Food costs	13,357,000	14,533,000
Labor costs	12,447,000	13,459,000
Occupancy and other expenses	6,088,000	7,865,000
General and administrative expenses	1,589,000	1,500,000
Depreciation and amortization	1,209,000	1,250,000
Impairment of goodwill	551,000	—
Impairment of assets	1,661,000	368,000
Total costs and expenses	36,902,000	38,975,000
Income (loss) from operations	(1,876,000)	466,000

Interest expense	579,000	1,058,000
Interest income	—	—
Other income	243,000	148,000
Loss before income taxes and reorganization	(2,212,000)	(444,000)

Total reorganization items	703,000	345,000

Income tax provision	33,000	22,000

Net (loss)	$(2,948,000)	$(811,000)

Net (loss) per common share— basic and diluted	$(0.92)	$(0.25)

Weighted average shares outstanding— basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 31, 2011	3,213,000	$3,000	$17,743,000	$(18,977,000)	$(1,231,000)
Net loss	—	—	—	(811,000)	(811,000)
Balance at January 30, 2012	3,213,000	$3,000	$17,743,000	$(19,788,000)	$(2,042,000)
Net loss	—	—	—	(2,948,000)	(2,948,000)
Balance at January 28, 2013	3,213,000	$3,000	$17,743,000	$(22,736,000)	$(4,990,000)

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 28, 2013	Fifty-Two Weeks Ended January 30, 2012
Cash flows from operating activities:
Net income (loss)	$(2,948,000)	$(811,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,161,000	1,169,000
Amortization of franchise, loan cost and licenses	48,000	332,000
Impairment of goodwill	551,000	—
Impairment of assets	1,661,000	368,000
Change in operating assets and liabilities:
Receivables, net	154,000	(93,000)
Inventories	29,000	(46,000)
Prepaid expenses	137,000	(148,000)
Deposits and other	169,000	(85,000)
Deferred rent payable	7,000	(23,000)
Accounts payable-trade	(44,000)	(3,136,000)
Income taxes receivable	8,000	(8,000)
Income taxes payable	—	22,000
Other accrued liabilities	(523,000)	2,939,000
Net cash provided by operating activities before reorganization items	411,000	480,000
Reorganization items:
Other accrued liabilities	43,000	1,522,000
Net cash provided by operating activities	454,000	2,002,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(644,000)	(838,000)
Proceeds from sale of fixed assets	454,000	—
Net cash used in investing activities	(190,000)	(838,000)

Cash flows from financing activities:
Payments on long term debt	(142,000)	(380,000)
Proceeds from issuance of long-term debt	307,000	—
Capitalized loan costs	(17,000)	(33,000)
Net cash (used) provided in financing activities before reorganization items	148,000	(413,000)
Reorganization items:
Payments on long term debt	(881,000)	(627,000)
Net cash (used) provided by financing activities	(733,000)	(1,040,000)

Net change in cash and cash equivalents	(469,000)	124,000

Cash and cash equivalents at beginning of period	712,000	588,000

Cash and cash equivalents at end of period	$243,000	$712,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CHAPTER 11 REORGANIZATION AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the January 28, 2013 balance sheet as “Liabilities subject to compromise.”

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

Basis of Presentation

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. As of January 28, 2013, the Company, through eight independently capitalized subsidiaries operated seven 4B’s restaurants, five JB’s restaurants, three Barnhill’s Buffet restaurants, three K-BOB’S Steakhouses, two JJ North’s Country Buffets, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. The Company also had eight restaurants closed for remodeling and repositioning of which two were used as warehouses and five restaurants were leased to third-party operators. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Tennessee, Texas and Utah. The Company has an executive and an accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

As of January 30, 2012, the Company, through 10 independently capitalized subsidiaries operated nine Buffet restaurants and 22 Non-Buffet restaurants. The Company also had seven restaurants closed for remodeling and repositioning of which two were used as warehouses. In addition, three restaurants were leased to third-party operators. The Company's restaurants are located in Alabama, Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Oregon, Tennessee, Texas and Utah.

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

Revenue Recognition

The Company’s principal source of revenue is from customer dining transactions. Revenue is recognized at the time the meal is purchased, primarily by cash or credit card. Sales taxes are excluded from revenue and revenue is recorded on a net basis. All of our revenue meets the four central criteria for revenue recognition per SAB 104.Those criteria are:

1.	Persuasive evidence of an arrangement exists.

2.	Delivery has occurred or services have been rendered.

3.	The seller’s price to the buyer is fixed or determinable.

4.	Collectability is reasonably assured.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 28, 2013 and January 30, 2012. The accounts receivable balances as of January 28, 2013 and January 30, 2012 were comprised of the following:

	January 28, 2013	January 30, 2012
Trade receivables and gift cards	$64,000	$93,000
Vendor rebates	100,000	232,000
Other	7,000	—
Total receivables	$171,000	$325,000

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

Consideration Received from Vendors

The Company records vendor rebates on products purchased as a reduction of food costs. The vendor rebates are recognized as earned in accordance with written agreements with vendors.

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

The Company performs its annual impairment analysis in February.   There were no triggering events during the year ending January 30, 2012 that would have had an impact on goodwill. There were no goodwill impairment charges recorded for the fiscal year ended January 30, 2012. On August 31, 2012, the Company recorded $551,000 of impairments relating to the expiration of our JB’s license agreement. The triggering event required the write-off of goodwill on three JB’s restaurants.

Other Intangible Assets

Other intangible assets consist of franchise fees, trademarks, and the JB's license agreement. Franchise fees are amortized using the straight-line method over the terms of the franchise agreements, which typically range from 10 to 20 years. The JB's license agreement is being amortized using the straight-line method over 11 years. The Company has recorded $25,000 value for the 4B’s trademark. The Company impaired Whistle Junction trademark of $230,000 when the last Whistle Junction closed as a triggering event in fiscal 2013. These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with ASC 350. We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. Management has conducted it annual impairment analysis and has concluded that the assets are not impaired as of January 28, 2013.

Fiscal 2013	Gross Carrying Amount	Accumulated Amortization	Net
Franchise and license fees	$783,000	$(783,000)	$—
Trademarks	25,000	-	25,000
	$808,000	$(783,000)	$25,000
Fiscal 2012
Franchise and license fees	$783,000	$(735,000)	$48,000
Trademarks	255,000	-	255,000
	$1,038,000	$(735,000)	$303,000

Amortization of franchise and license fees amounted to $48,000 and $81,000 for the fiscal years ending January 28, 2013 and January 30, 2012, respectively.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $1,431,000 and $368,000 for the years ended January 28, 2013 and January 30, 2012, respectively.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $251,000 and $122,000 of pre-opening costs during fiscal 2013 and 2012.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 28, 2013 and January 30, 2012 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 28, 2013 and January 30, 2012. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Advertising Expenses

Advertising costs are charged to general and administrative expenses as incurred. Amounts charged to operations totaled $138,000 and $322,000, for the years ended January 28, 2013 and January 30, 2012, respectively.

Deferred Financing Fees

Deferred financing fees are amortized over of the life of the loan not exceed five years. Amounts charged to interest expense totaled $1,000 and $251,000, for the years ended January 28, 2013 and January 30, 2012, respectively.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses. Accruals for self-insured casualty losses include estimates of expected claims payments. Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals. Valuation reserves for the years ended January 28, 2013 and January 30, 2012, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 28, 2013	$26,321	$8,883	$(854)	$34,350
Year ended January 30, 2012	$23,750	$4,248	$(1,677)	$26,321

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

Weighted average common shares used in the years ended January 28, 2013 and January 30, 2012 to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock as their effect was anti-dilutive.

Stock-Based Compensation

The Company recognizes compensation costs relating to share based payment transactions and the pro forma effects on earnings.

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

NOTE 4 — NOTES RECEIVABLE

Notes receivable consist of the following:

	January 28, 2013	January 30, 2012
Notes receivable from North's Restaurants, Inc.	$489,000	$489,000
Notes receivable from strategic partners	215,000	215,000
Total notes receivable	704,000	704,000
Less current portion	—	—
Less allowance	704,000	704,000
Notes receivable, net of current portion and allowance	$0	$0

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions. In most cases, these loans are secured and include, as part of the terms and conditions, the Company’s right to convert the loan into ownership of the restaurants. Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons. This financing strategy entails significant risk. Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  Currently, the Company has two loans receivable outstanding and both are in default. As of January 30, 2013 the Company has provided a full reserve of $489,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral. The Company has provided a full reserve of $215,000 as part of the April 4, 2013 settlement with the Tinsley group. All expenses relating to the Tinsley settlement have been accrued as of January 28, 2013.

NOTE 5 — PROPERTY, BUILDINGS AND EQUIPMENT

The components of property, buildings and equipment used in restaurant operations are as follows:

	January 28, 2013	January 30, 2012
Property, buildings and equipment:
Furniture, fixtures and equipment	$10,978,000	$12,849,000
Land	3,447,000	4,761,000
Buildings and leasehold improvements	11,106,000	13,724,000
	25,531,000	31,334,000

Less accumulated depreciation and amortization	(14,102,000)	(16,223,000)
	$11,429,000	$15,111,000

The Company also has eight non-operating units. Five of the eight non-operating restaurants have been leased to third-party operators, one is closed for remodeling and/or repositioning and two are held for sale at January 28, 2013. The components are as follows:

	January 28, 2013	January 30, 2012
Property, buildings and equipment leased to third parties:
Equipment	$896,000	$495,000
Land	955,000	555,000
Buildings and leaseholds	2,446,000	1,924,000
	4,297,000	2,974,000

Less accumulated depreciation and amortization	(1,601,000)	(1,224,000)
	$2,696,000	$1,750,000

	January 28, 2013	January 30, 2012
Property, buildings and equipment held for future use:
Equipment	$2,000	$410,000
Land	118,000	74,000
Buildings and leaseholds	340,000	1,821,000
	460,000	2,305,000
Less accumulated depreciation and amortization
	(86,000)	(731,000)
	$374,000	$1,574,000

	January 28, 2013	January 30, 2012
Property, buildings and equipment held for sale:
Furniture, fixtures and equipment	$910,000	$—
Land	724,000	367,000
Buildings and leasehold improvements	2,888,000	398,000
	4,522,000	765,000

Less accumulated depreciation and amortization	(2,529,000)	(308,000)
	$1,993,000	$457,000

Depreciation expense for fiscal 2013 and 2012 totaled $1,161,000 and $1,169,000, respectively. The impairment expense in fiscal 2013 related primarily to store closures. The Company had goodwill and trademark impairment of $781,000 in fiscal 2013. Total impairment expense related to property, building and equipment charged to operations was $1,431,000 and $368,000 for the years ended January 28, 2013 and January 30, 2012, respectively is as follows:

	January 28, 2013	January 30, 2012
Land and building impairment	$544,000	$341,000
Equipment impairment	370,000	27,000
Leasehold improvement impairment	517,000	—
Franchise, license and other	781,000	—
Total impairment expense	$2,212,000	$368,000

The Company did not have any major purchases in fiscal 2013 or fiscal 2012.

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

Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 28, 2013 and January 30, 2012. The Company expensed $0 and $114,000 to Mr. Robert E. Wheaton for interest during fiscal 2013 and fiscal 2012, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements.

Mortgages described in the following table are secured by the underlying real estate. Certain mortgages have interest rates that will change from fixed to variable in a future year.

Real Estate Mortgages			Original
	January 28,	January 30,	Maturity	Monthly	Interest
Lender	2013	2012	Date	Payment	Rate (fixed)

Platinum Bank	$564,000	$642,000	7/17/17	$5,289	7.25%
Suzanne H. Wheaton	300,000	—	1/17/18	5,870	6.5%
Naisbitt Investment Co	26,000	34,000	11/16/15	840	7.5%
Dalhart Federal Savings & Loan	304,000	310,000	6/01/11	2,500	7.63%
Dalhart Federal Savings & Loan	30,000	32,000	7/01/13	231	6.75%
Victorium Corporation	181,000	205,000	2/01/18	3,669	7.5%
New Mexico Business & Banking	—	198,000	10/02/11	—	—
Fortenberry's Beef of Magee, Inc.	347,000	362,000	12/05/19	3,231	7.0%
Dalhart Federal Savings & Loan	313,000	320,000	9/01/13	2,550	7.375%
Dalhart Federal Savings & Loan	49,000	49,000	9/01/13	377	6.75%
Bank of Utah	1,018,000	1,077,000	4/23/14	9,075	6.25%
Farmers Bank & Trust Company	516,000	507,000	7/11/13	4,274	6.5%
Mainstreet Community Bank	684,000	706,000	8/26/14	6,100	7.5%
Stockman Bank	560,000	561,000	8/15/23	4,355	6.75%
Stockman Bank	303,000	303,000	8/15/23	2,301	6.75%
TOTAL REAL ESTATE MORTGAGES	$5,195,000	$5,306,000

Other Debt
Wells Fargo - Revolver	$1,870,000	$2,475,000
Wells Fargo - Term	3,100,000	3,100,000
Note Payable to Officer	1,992,000	1,992,000
TOTAL OTHER DEBT	$6,962,000	$7,567,000
TOTAL DEBT	$12,157,000	$12,873,000
Less Current Maturities	(1,223,000)	(6,029,000)
Less Note Payable to Officer	(1,992,000)	(1,992,000)
Long Term Debt, Net of Current Maturities and Note Payable to Officer	$8,942,000	$4,852,000

Long term debt and note payable to officer matures in fiscal years ending after January 28, 2013 as follows:

Fiscal Year
2014	$1,223,000
2015	1,568,000
2016	1,585,000
2017	1,596,000
2018	373,000
Thereafter	5,812,000
Total	$12,157,000

NOTE 7 — LEASES

The Company occupies certain restaurants under long-term operating leases expiring at various dates through 2038. The Company also has other lease commitments under long-term leases expiring at various date through 2035. Many restaurant leases have renewal options to extend for terms of 5 to 20 years from the terms of the original agreement. Substantially all require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Minimum lease payments for all leases as of January 28, 2013 are as follows:

Fiscal year	Operating
2014	$318,000
2015	198,000
2016	150,000
2017	84,000
2018	39,000
Thereafter	661,000
Total minimum lease payments:	$1,450,000

Aggregate rent expense under non-cancelable operating leases during fiscal 2013 and 2012 are as follows:

	Fifty-Two Weeks Ended January 30, 2013	Fifty-Two Weeks Ended January 31, 2012
Minimum rentals	$874,000	$1,490,000
Straight-line rentals	7,000	(24,000)
Contingent rentals	67,000	78,000
	$948,000	$1,544,000

The Company reduces the deferred rent liability for stores in the year that were purchased or closed. The $0 and $8,000 decrease in rent expense for stores purchased or closed in 2013 and 2012, respectively, is recognized in the straight-line rentals disclosed above.

The rental income for the property, buildings and equipment leased to third parties (Note 5) in fiscal 2013 and fiscal 2012 was $243,000 and $127,000, respectively. The Company leased five and three non-operating units to tenants in fiscal 2013 and fiscal 2012, respectively. Rental income is recognized over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 28, 2013 are as follows:

Fiscal year
2013	$277,000
2014	327,000
2015	332,000
2016	339,000
2017	334,000
Thereafter	732,000
Total minimum lease payments:	$2,341,000

NOTE 8 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 28, 2013	January 30, 2012
Current:
Federal	$—	$—
State	33,000	22,000
	33,000	22,000
Deferred:
Federal	—	—
State	—	—
	—	—
	$33,000	$22,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty- Two
	Weeks Ended	Weeks Ended
	January 28, 2013	January 30, 2012
Income tax provision (benefit) at statutory rate	$(1,002,000)	$(276,000)
Increase (decrease) in valuation allowance	815,000	329,000
State income taxes	11,000	7,000
All other, net	209,000	(38,000)
	$33,000	$22,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 28, 2013	January 30, 2012
Current deferred tax assets:
Accrued vacation	$76,000	$81,000
Accrued expenses and reserves	46,000	53,000
Total deferred tax assets	122,000	141,000
Valuation allowance	(122,000)	(141,000)
Total current tax asset	—	—
Long-term deferred tax assets:
Net operating losses	5,901,000	5,231,000
Depreciation, amortization and impairments	3,156,000	2,924,000
Federal tax credits	581,000	581,000
Other	117,000	115,000
Total deferred tax assets	9,755,000	8,921,000
Valuation allowance	(9,755,000)	(8,921,000)
Total long term tax asset	—	—
Deferred tax assets	$—	$—

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets existing at January 28, 2013 based on the Company's expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

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

The stock option transactions and the options outstanding are summarized as follows:

	52 Weeks Ended		52 Weeks Ended
	January 28, 2013		January 30, 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	22,000	$6.70	22,000	$6.70
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	$—	—	$—
Outstanding at end of period	22,000	$6.70	22,000	$6.70

Exercisable at end of period	22,000	$6.70	22,000	$6.70

The following summarizes information about stock options outstanding at January 28, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.70	22,000	2.0	$6.70	22,000	$6.70
	22,000			22,000

The following summarizes information about stock options outstanding at January 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.70	22,000	3.0	$6.70	22,000	$6.70
	22,000			22,000

The intrinsic value of options outstanding was $0 as of fiscal years ending January 28, 2013 and January 30, 2012. There is no further compensation cost to recognize under this plan for any future years.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two	Fifty- Two
	Weeks	Weeks
	Ended	Ended
	January 28, 2013	January 30, 2012
Cash paid for income taxes	$39,000	$21,000
Cash paid for interest	659,000	686,000
Non-cash investing and financing activities are as follows:
None	$—	$—

NOTE 12 — RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 28, 2013 and January 30, 2012. The Company expensed $0 and $114,000 to Mr. Robert E. Wheaton for interest during fiscal 2013 and fiscal 2012, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current on all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. The Company sold six properties in fiscal year 2015 for a total of $4.2 million and one property in fiscal 2016 for $1.2 million to Robert E. and Suzanne H. Wheaton and leased the properties back. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan.

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

NOTE 14 — ACQUISITIONS

The Company did not have any major purchases in fiscal 2013 or fiscal 2012.

NOTE 15— SUBSEQUENT EVENTS

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

10.13	Stock Repurchase Agreement between Star Buffet, Inc. and CKE Restaurants, Inc., dated September 10, 1998 (incorporated by reference to the Company’s filing on Form 10-K on September 28, 1998)
10.14	Credit Agreement dated as of January 31, 2008 with Wells Fargo Bank N. A. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.15	Loan Agreement dated June 15, 2007 with Robert E. Wheaton and Suzanne H. Wheaton (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.16	Asset Purchase Agreement dated December 2, 2007 with Barnhill’s Buffet, Inc. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 25, 2008)
10.17	Asset Purchase Agreement dated February 5, 2008 with Barnhill’s Buffet, Inc. including First Amendment (incorporated by reference to the Company’s filing on Form 10-K on April 30, 2009)
14.1	Star Buffet, Inc. Code of Ethics (incorporated by reference to the Company’s filing on Form 10-K on April 30, 2009)
23.1	Consent of Larson & Company PC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

 __________

*	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).
**	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

E-1