Form 10-Q
period 2013-05-20
STAR BUFFET INC
filed 2016-08-18
CIK 1043156

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 20, 2013

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

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 20, 2013	January 28, 2013
ASSETS

Current assets:
Cash and cash equivalents	$434,000	$243,000
Receivables, net	104,000	171,000
Inventories	378,000	405,000
Prepaid expenses	185,000	54,000

Total current assets	1,101,000	873,000

Property, buildings and equipment, net	15,775,000	16,492,000

Other assets, net	181,000	196,000

Intangible assets, net	33,000	25,000

Total assets	$17,090,000	$17,586,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,092,000	$790,000
Checks written in excess of bank balance	203,000	-
Payroll and related taxes	1,539,000	1,615,000
Sales and property taxes	1,988,000	1,945,000
Rent, licenses and other	2,242,000	2,293,000
Income tax payable	22,000	22,000
Current maturities of obligations under long-term debt	1,562,000	1,223,000

Total current liabilities	8,648,000	7,888,000

Deferred rent payable	45,000	45,000
Other long-term liabilities	1,915,000	2,144,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	7,987,000	8,942,000

Liabilities not subject to compromise	20,587,000	21,011,000
Liabilities subject to compromise	1,387,000	1,565,000

Total liabilities	21,974,000	22,576,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(22,630,000)	(22,736,000)

Total stockholders’ equity	(4,884,000)	(4,990,000)

Total liabilities and stockholders’ equity	$17,090,000	$17,586,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 20,	May 21,
	2013	2012
Total revenues	$9,797,000	$12,051,000

Costs, expenses and other
Food costs	3,752,000	4,494,000
Labor costs	3,573,000	4,188,000
Occupancy and other expenses	1,483,000	1,975,000
General and administrative expenses	264,000	573,000
Depreciation and amortization	348,000	387,000
Impairment of long-lived assets	9,000	-

Total costs, expenses and other	9,429,000	11,618,000

Income from operations	368,000	433,000

Interest expense	332,000	203,000
Gain on sale of assets	5,000	-
Other income	111,000	70,000

Income (loss) before income taxes (benefit) and reorganization items	152,000	300,000
Reorganization items, net	(39,000)	(92,000)
Income tax (benefit) provision	7,000	—

Net income	$106,000	$208,000

Net income per common share – basic and diluted	$0.03	$0.06

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 20, 2013	May 21, 2012
Cash flows from operating activities:
Net income	$106,000	$208,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	348,000	363,000
Amortization of franchise, loan cost and licenses	1,000	24,000
Gain on sale of assets	5,000	—
Impairment of long-lived assets	9,000	—
Change in operating assets and liabilities:
Receivables, net	67,000	14,000
Inventories	27,000	(7,000)
Prepaid expenses	(131,000)	19,000
Deposits and other	9,000	(37,000)
Deferred rent payable	5,000	—
Accounts payable-trade	302,000	(143,000)
Income taxes receivable	—	(4,000)
Other accrued liabilities	(312,000)	(223,000)
Net cash provided by operating activities before reorganization items	436,000	214,000
Reorganization items:
Other accrued liabilities	(178,000)	—
Net cash provided by operating activities	258,000	214,000

Cash flows from investing activities:
Acquisition of intangible assets	(8,000)	—
Proceeds from the sale of assets	590,000	—
Acquisition of property, buildings and equipment	(235,000)	(56,000)
Net cash provided (used) in investing activities	347,000	(56,000)

Cash flows from financing activities:

Checks written in excess of bank balance	203,000	—
Proceeds from the issuance of long-term debt	28,000	—
Payments on long term debt	(72,000)	(104,000)
Net cash provided (used) in financing activities before reorganization items	159,000	(104,000)
Reorganization items:
Payments on long term debt	(573,000)
Net cash used by financing activities	(414,000)	(104,000)

Net change in cash and cash equivalents	191,000	54,000

Cash and cash equivalents at beginning of period	243,000	712,000

Cash and cash equivalents at end of period	$434,000	$766,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$173,000	$111,000

Income taxes	$7,000	$4,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. The Company as of August 8, 2016 owns and operates 23 full-service restaurants located throughout the United States. At May 20, 2013 it owned and operated 25 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the May 20, 2013 balance sheet as “Liabilities subject to compromise.”

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

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2013. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in that Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the company and its subsidiaries through May 20, 2013. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of May 20, 2013 or May 21, 2012. Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, totaled 22,000 shares for the fiscal quarters ending May 20, 2013 and May 21, 2012. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the fiscal quarters ending May 20, 2013 and May 21, 2012 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

e) Impairments

Impairment of Goodwill

Goodwill primarily represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350.  ASC 350 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The Company aggregates stores by concept or by geographic region when determining reporting units. The Company did not have any goodwill assets recorded for fiscal quarters ending May 20, 2013 and May 21, 2012.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses of $9,000 and $0, respectively, associated with certain restaurant facilities for the sixteen weeks ended May 20, 2013 and May 21, 2012.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of property, buildings and equipment as of May 20, 2013 consist of 25 operating restaurant properties, four restaurant properties that are leased to third parties, one non-operating restaurant that remain closed for remodeling and repositioning which is held for sale and two non-operating properties that are used as warehouses for equipment. The components of property, buildings and equipment as of January 28, 2013 consist of 27 operating restaurant properties, four restaurant properties that are leased to third parties, two non-operating restaurants that remain closed for remodeling and repositioning with both being held for sale and two non-operating properties that are used as warehouses for equipment. The Company recorded depreciation expense of $348,000 and $363,000 for the sixteen weeks ended May 20, 2013 and May 21, 2012, respectively.

	May 20, 2013			January 28, 2013

Property, building and equipment:		Accum.			Accum.
(Dollars in Thousands)	Cost	Depr.	Net	Cost	Depr.	Net
Operating	27,843	(15,100)	12,743	25,531	(14,102)	11,429
Leased	4,317	(1,656)	2,661	4,297	(1,601)	2,696
Held for Future Use	460	(89)	371	460	(86)	374
Held for Sale	-	-	-	4,522	(2,529)	1,993
Total	32,620	(16,845)	15,775	34,810	(18,318)	16,492

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of intangible assets as of May 20, 2013 and January 28, 2013. The Company’s intangible assets consist of franchise fees, license agreements and trademarks. Franchise fees and license agreements are amortized using the straight-line method over the terms of the agreements, which typically range from 10 to 20 years. Trademark assets have an indefinite asset life.

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

j) Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of May 20, 2013 and January 28, 2013 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Note 4 – Related Party Transactions

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A., which was subsequently paid in full. to Wells Fargo Bank, N.A. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of May 21, 2012 and January 28, 2013. The Company expensed $20,000 and $0 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2014 and fiscal 2013. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per Plan of Reorganization. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	May 20,	May 20,	January 28,	January 28,
	2013	2013	2013	2013
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$5,150,000	$250,000	$5,196,000	$239,000
Bank Debt-Revolver	1,626,000	1,312,000	1,869,000	984,000
Bank Debt-Term	2,773,000	-	3,100,000	-
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$11,541,000	$1,562,000	$12,157,000	$1,223,000

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

This quarterly report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting policies and other risks detailed in the Company’s Form 10-K for the fiscal year ended January 28, 2013, and other filings with the Securities and Exchange Commission.

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the May 20, 2013 balance sheet as “Liabilities subject to compromise.”

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

Recent Developments

As a result of the continued weakness in the U.S. economy the Company’s comparable restaurant sales declined again in the periods ended May 20, 2013 as compared to the prior year periods. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past two years May 20, 2013, the Company has closed stores that have experienced deterioration of operating results and for which Management has assessed low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well in that unit. There may be further restaurant unit closures in the future as Management continues to evaluate operating results. The Company continues to explore the expansion of its non-buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and pay its scheduled debt repayments.

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for other recent developments.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 20, 2013 and May 21, 2012.

	Sixteen Weeks Ended
	May 20,	May 21,
	2013	2012
Total revenues	100.0%	100.0%

Costs, expenses and other
Food costs	38.3	37.3
Labor costs	36.5	34.8
Occupancy and other expenses	15.1	16.4
General and administrative expenses	2.7	4.8
Depreciation and amortization	3.5	3.2
Impairment of long-lived assets	0.1	—
Total costs, expenses and other	96.2	96.5

Income (loss) from operations	3.8	3.5

Interest expense	3.4	1.7
Gain on sale of assets	0.0	—
Other income	1.1	0.6
Income before income taxes and reorganization items	1.5	2.4

Reorganization item, net	(0.4)	(0.7)

Income tax provision	0.0	—

Net income (loss)	1.1%	1.7%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of May 20, 2013 and January 28, 2013, respectively.

Concept	May 20, 2013	January 28, 2013

Operating Restaurants
4B’s	7	7
JB’s	5	5
Barnhill’s Buffet	3	3
Western Sizzlin	2	2
HomeTown Buffet	2	2
Pecos Diamond Steakhouse	2	1
BuddyFreddys	1	1
Casa Bonita	1	1
Bar-H Steakhouse	1	1
Big Rock Cafe	1	-
K-BOB’S Steakhouse	-	4
	25	27
Non-operating Restaurants
Leased to third parties	4	4
Warehouse	2	2
Held for Future Use	1	2
	7	8
Total	32	35

Sixteen Weeks Ended May 20, 2013 compared to Sixteen Weeks Ended May 21, 2012

Overview - The Company has a consolidated net income for the 16-week period ended May 20, 2013 of $106,000 or $0.03 per diluted share as compared with net income of $208,000 or $0.06 per diluted share for the comparable prior year period, a decrease of approximately $102,000 from the prior year period. The decrease in net income is due to a an increase in interest expense and decrease in income from operations of approximately $65,000 which primarily resulted from higher food and labor as a percent of revenue offset by lower reorganizational costs and higher other income as compared to the prior year period.

Revenues - Total revenues decreased approximately $2.3 million or 18.7% from $12.1 million in the 16 weeks ended May 21, 2012 to $9.8 million in the 16 weeks ended May 20, 2013. The decrease in revenues was primarily attributable to the closure of six restaurants in fiscal 2013 and three restaurants in the first quarter of fiscal 2014 resulting in a sales decline of approximately $1.7 million and sales declines of approximately $700,000 or approximately 6.9% in comparable same store sales. The decline in sales was partially offset by a $100,000 increase attributable to one new restaurant.

Food Costs - Food costs as a percentage of total revenues increased from 37.3% during the 16-week period ended May 21, 2012 to 38.3% during the 16-week period ended May 20, 2013. The food cost increased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from higher wholesale food prices. Food costs decreased by approximately $742,000 in the 16-week period ended May 20, 2013, primarily due to a $2.3 million decline in revenues.

Labor - Labor costs as a percentage of total revenues increased from 34.8% during the 16-week period ended May 21, 2012 to 36.5% during the 16-week period ended May 20, 2013. The increase as a percentage of total revenues was primarily attributable to a generally lower revenue base and higher minimum wages. Labor costs decreased by approximately $600,000 in the 16-week period ended May 20, 2013, primarily due to a $2.3 million decline in revenues.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 16.4% during the 16-week period ended May 21, 2012 to 15.1% during the 16-week period ended May 20, 2013. Occupancy and other expense decreased approximately $500,000 in the 16-week period ended May 20, 2013 primarily due to a $2.3 million decline in revenues.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 4.8% during the 16-week period ended May 21, 2012 to 2.7% during the 16-week period ended May 20, 2013. The decrease for the 16 week period ended May 21, 2012 as a percentage of total revenues was primarily attributable to a decrease in the costs related to insurance and legal. Total General and administrative expense decreased approximately $300,000 in the 16-week period ended May 20, 2013 as compared to the prior year.

Depreciation and Amortization - Depreciation and amortization expense decreased from $387,000 during the 16-week period ended May 21, 2012 to $348,000 during the 16-week period ended May 20, 2013. The decrease was primarily attributable to fewer restaurants in the current quarter compared to the same quarter in the prior fiscal year.

Interest Expense - Interest expense increased from $203,000 during the 16-week period ended May 21, 2012 to $332,000 during the 16-week period ended May 20, 2013. The increase was attributable to higher average interest rates on unsecured creditors claims in the 16-week period ended May 20, 2013 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s properties leased to third parties. Rental income was $111,000 for five properties leased for the 16-week period ended May 20, 2013. Rental income was approximately $70,000 for three properties leased for the 16-week period ended May 21, 2012.

Income Taxes - The income tax provision totaled $7,000 and $0, respectively, of pre-tax income for the first fiscal quarter of 2014 and 2013. The Company has deferred income tax assets of $0 on May 20, 2013 and January 28, 2013, respectively. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of May 20, 2013.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 16-weeks ended May 20, 2013 and May 21, 2012, the Company incurred professional fees and bankruptcy costs related to the bankruptcy totaling $39,000 and $92,000, respectively.

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

As of May 20, 2013, the Company had $434,000 in cash.  Cash and cash equivalents increased by $191,000 during the 16-weeks ended May 20, 2013. The net working capital deficit was $7.5 million and $7.0 million at May 20, 2013 and January 28, 2013, respectively. The Company spent approximately $235,000 on capital expenditures and had proceeds from the sale of an Arizona property of $590,000 during the 16-weeks ending May 20, 2013. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided by operations was approximately $258,000 for the 16-weeks ending May 20, 2013 and $214,000 for the 16-weeks ending May 21, 2012. The increase in cash generated from operating activities for the 16-week period ending May 20, 2013 was primarily due to lower general and administrative expenses in the current fiscal year as compared to the prior year.

Cash used by financing activities was approximately $414,000 for the 16-weeks ending May 20, 2013 compared to $104,000 for the 16-weeks ending May 21, 2012. During the periods, the Company made net debt payments of approximately $645,000 and $104,000, respectively.

The following table is a summary of the Company’s outstanding debt obligations.

	May 20,	May 20,	January 28,	January 28,
	2013	2013	2013	2013
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$5,150,000	$250,000	$5,196,000	$239,000
Bank Debt-Revolver	1,626,000	1,312,000	1,869,000	984,000
Bank Debt-Term	2,773,000	-	3,100,000	-
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$11,541,000	$1,562,000	$12,157,000	$1,223,000

The Company had a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility includes an $8,000,000 term loan and a $2,500,000 revolving line of credit. On December 17, 2012, the Bankruptcy Court entered an order confirming the Second Amended Plan. The Confirmation Order required the Company to pay the Wells Fargo Secured Claim. The Wells Fargo Loan was paid in full in July 2014.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A., which was subsequently paid in full. to Wells Fargo Bank, N.A. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of May 20, 2013 and January 28, 2013. The Company expensed $20,000 and $0 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2014 and fiscal 2013. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per Plan of Reorganization. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for the year ended January 28, 2013 included in the Company’s annual report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the fiscal quarters ending May 20, 2013 and May 21, 2012 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

Impairment of Goodwill

Goodwill primarily represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company reviews goodwill for possible impairment on an annual basis or when triggering events occur in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350.  ASC 350 requires goodwill to be tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The Company aggregates stores by concept or by geographic region when determining reporting units. The Company did not have any goodwill assets recorded for fiscal quarters ending May 20, 2013 and May 21, 2012.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of May 20, 2013 and January 28, 2013 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Changes in Internal Control Over Financial Reporting

We have undertaken certain measures to remediate the material weakness involving untimely account reconciliations and inadequate record retention that are discussed in our report on Form 10-K for the year ended January 28, 2013 and incorporated herein by this reference.

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

Other than as set forth above, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended January 28, 2013.

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