Form 10-K
period 2014-01-27
STAR BUFFET INC
filed 2016-08-18
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

At August 12, 2013, the last business day of the registrant’s second fiscal quarter for Registrant’s 2014 fiscal year, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the OTC Pink Sheets on August 12, 2013, ($2.17 per share) was $3,350,000. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 8, 2016, the registrant had 3,213,075 shares of common stock outstanding.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 27, 2014

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

PART I

Item 1. Business

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the January 27, 2014 balance sheet as “Liabilities subject to compromise.”

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

Overview

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept holding company. As of January 27, 2014, the Company, through eight independently capitalized subsidiaries operated five 4B’s restaurants, four JB’s restaurants, two Barnhill’s Buffet restaurants, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. The Company also had seven restaurants closed for remodeling and repositioning of which two were used as warehouses, four restaurants were leased to third-party operators and one used as an office. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Tennessee, Texas and Utah. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah. As a result of the significant developments identified below, the Company’s holdings have changed significantly. The Company was incorporated on July 28, 1997 in Delaware.

Recent Developments

As a result of the continued weakness in the U.S. economy, the Company’s comparable restaurant sales declined in the fiscal year ended January 27, 2014. The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past four fiscal years, the Company has closed 34 restaurants that have experienced deteriorating operating results and for which our management has assessed a low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well. There may be further restaurant unit closures in the future as our management continues to evaluate operating results. However, our management believes that it has closed and incurred impairment charges on the substantial number of restaurant units that have exhibited poor operating results. The Company continues to explore the expansion of its non-buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Our management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and, together with the proceeds from the sale of certain of its properties, to pay its scheduled debt repayments.

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

Restaurant Concepts

As of January 27, 2014, the Company operated five 4B’s restaurants, four JB’s restaurants, two Barnhill’s Buffet restaurants, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. The Company also had seven restaurants closed for remodeling and repositioning of which two were used as warehouses, four restaurants were leased to third-party operators and one used as an office.

The Company, through its wholly-owned Barn Restaurants, Inc. (“Barn Rest”) subsidiary operated as of January 27, 2014 two Barnhill’s Buffets with a perpetual right to utilize the Barnhill’s name and related intellectual property. The restaurants are located in, Arkansas and Tennessee. The restaurants are approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned 4B’s Holdings, Inc., (“4B’s”) subsidiary operated as of January 27, 2014 five 4B’S restaurants located in Montana. The 4B’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers. The Company closed one 4B’s restaurant in fiscal 2014.

The Company, through its wholly-owned JB’s Star Holdings, Inc., (“JB’s Star”) subsidiary, operated as of January 27, 2014 four JB’s restaurants in Idaho (2), Montana (1), and Utah (1). The JB’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers. The Company closed one JB’s in Montana in fiscal 2014.

The Company, through its wholly-owned StarTexas Restaurants, Inc., (“StarTexas”) subsidiary, operated as of January 27, 2014 one Pecos Diamond Steakhouse in Dumas, Texas and one in Artesia, New Mexico and a Bar-H Steakhouse in Dalhart, Texas. The Pecos Diamond Steakhouse and Bar-H Steakhouse are approximately 5,000 square feet with seating capacity for 150 customers.

The Company, through its wholly-owned Casa Bonita Denver, Inc., (“Casa Denver”) subsidiary, operated as of January 27, 2014 a Casa Bonita restaurant located in Colorado. The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 1,400 customers.

The Company also operated as of January 27, 2014 of one restaurant in Florida under the brand name BuddyFreddys. The BuddyFreddys is approximately 9,000 square feet and seats approximately 300 customers. In addition the Company has one Western Sizzlin restaurant located in Arkansas and one in Mississippi. These restaurants range from 5,000 to 7,000 square feet and seat approximately 150 to 250 customers.

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

Craig B. Wheaton has served as a director of the Company since February 1999. Mr. Wheaton is a partner in the law firm Smith, Anderson, Blount, Dorsett, Mitchell & Jernigan, and L.L.P. His main areas of practice include employee benefits, executive compensation and general corporate law. Mr. Wheaton received his B.A. degree, with honors, from the University of Virginia and his J.D. degree from Wake Forest University. From 1993 to 1998, Mr. Wheaton was a member of the Tax Council of the North Carolina Bar Association Section on Taxation and chair of its Employee Benefits Committee from 1995 to 1997. He is a member and former president of the Triangle Benefits Forum. He is a member of the Southern Employee Benefits Conference, the Employee Benefits Committee of the American Bar Association’s Section of Taxation, the National Pension Assistance Project’s National Lawyers Network, and the National Association of Stock Plan Professionals.

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

Item 2. Properties

The Company’s operating restaurants are primarily freestanding locations. As of January 27, 2014, nine of 25 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2014 to 2038. The majority of the leases contain renewal options. All leases provide for specified periodic rental payments and many call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, carry property and general liability insurance and pay associated taxes and expenses. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

The following is a summary of the Company's restaurant properties as of January 27, 2014:

Total
Owned	16
Leased	9
Total	25

As of January 27, 2014, the Company’s restaurants are located in the following states:

State	Total
Arkansas	2
Arizona	1
Colorado	1
Florida	6
Idaho	2
Mississippi	1
Montana	6
New Mexico	1
Tennessee	1
Texas	2
Utah	2
Total	25

As of January 27, 2014, the Company’s non-operating restaurants are located in the following states:

State	Total
Arizona	1
Florida	5
Utah	1
Total	7

One of the seven non-operating restaurants was used as an office, four non-operating restaurants have been leased to a third-party operators and two non-operating restaurants were used as warehouses.

Item 3. Legal Proceedings

Prior to the Company’s bankruptcy filings, on August 4, 2010, Spirit Master Funding, LLC (‘Spirit”) , a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. The Company believes they owe Spirit less than their claim amount and has filed an objection to this claim with the bankruptcy court. The objection calculates the claim at approximately $500,000 or less. The outcome of this matter is still pending.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is quoted on the OTC Pink Sheets under the symbol “STRZ”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of August 8, 2016, there were less than 300 holders of record. The following table sets forth the range of high and low bid information for the Common Stock for the fiscal years 2014 and 2013.

Fiscal Year	2014		2013
	High	Low	High	Low
First Quarter	$2.95	$2.25	$0.51	$0.11
Second Quarter	2.63	2.10	1.91	0.48
Third Quarter	2.39	1.60	1.75	0.63
Fourth Quarter	2.00	0.85	3.05	1.81

Dividends. The Reorganization does not allow payment of dividends until all creditors are paid in full.

Equity Compensation Plan Information.

The following table gives information about our shares of Common Stock that may be issued under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,000	$6.70	507,000
Equity compensation plans not approved by security holders	—	—	—
Total	22,000	$6.70	507,000

The exercise price of the options granted and exercisable at January 27, 2014 is $6.70 for 22,000 options.

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

Operations

The operating results for the 52-week period ended January 27, 2014 and for the 52-week period ended January 28, 2013 are as follows:

The operating results for the 52-week period ended January 27, 2014 included 52 weeks of operations for the Company’s five 4B’s restaurants, four JB’s restaurants, two Barnhill’s Buffet restaurants, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant, and one Bar-H Steakhouse. The results also included the following restaurants that were closed at some point during the year, one JB’s restaurant for 34 weeks, one Barnhill’s Buffet restaurant for 25 weeks, one JB’s restaurant for 49 weeks and one for 40 weeks and one JJ North’s restaurant for 21 weeks and one for 17 weeks. The results also included three K-BOB’S Steakhouses for 13 weeks and one Big Rock Cafe for 15 weeks during the summer of fiscal 2014. The Company also had seven restaurants closed for remodeling and repositioning of which two were used as warehouses, four restaurants were leased to third-party operators and one used as an office.

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

The consolidated net loss of $(1,244,000) of (0.39) per diluted share for fiscal 2014 was approximately $1.7 million less than the net loss of $(2,948,000) or $(0.92) per diluted share for the prior year. The decrease in the net loss is due primarily to $719,000 decrease in impairment expense, $551,000 decrease in goodwill impairment expense and $664,000 decrease in bankruptcy fees. Total revenues decreased approximately $7.2 million or 20.7% from $35.0 million in fiscal 2013 to $27.8 million in fiscal 2014. The decrease in revenues was primarily attributable to nine store closings during the year and six stores closed in the prior year resulting in a decrease of approximately $6.4 million and declines in comparable same store sales of approximately $1.0 million or 4.2%, partially offset by two new store openings resulting $200,000 in sales. The Company believes the decline in same store sales is a result of weaker economic conditions and new restaurant competition in certain markets. The decline in sales on a same store basis significantly impacts consolidated net income because occupancy, salaries, benefits, and other expenses are primarily fixed in nature and generally do not vary significantly with restaurant sales volume, especially in the near term. It is sometimes possible to lower occupancy, salaries and other expenses if given a longer period of time to adjust. For example, rent may be negotiated lower and the restaurant staff may be reduced if the decline in sales is more permanent. Occupancy and other expense include major expenditures such as rent, insurance, property taxes, utilities, maintenance and advertising.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the fifty-two weeks ended January 27, 2014 (“fiscal 2014”), and for the fifty-two weeks ended January 28, 2013 (“fiscal 2013”).

	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended
	January 27, 2014	January 28, 2013
Total revenues	100.0%	100.0%
Costs, expenses and other:
Food costs	36.7	38.1
Labor costs	36.4	35.5
Occupancy and other expenses	17.0	17.4
General and administrative expenses	4.3	4.5
Depreciation and amortization	3.7	3.5
Goodwill expense	-	1.6
Impairment expense	3.4	4.7
Total costs and expenses	101.5	105.3
Income (loss) from operations	(1.5)	(5.3)
Interest expense	3.8	1.7
Loss on sale of assets	0.0	-
Other income, net	1.0	0.7
Net (loss) before reorganization items and income taxes	(4.3)	(6.3)
Reorganization items income (expense), net	(0.1)	(2.0)
Income taxes	0.1	0.1
Net (Loss)	(4.5)%	(8.4)%

Comparison of Fiscal 2014 to Fiscal 2013

Total revenues decreased approximately $7.2 million or 20.7% from $35.0 million in fiscal 2013 to $27.8 million in fiscal 2014. The decrease in revenues was primarily attributable to nine store closings during the year and six stores closed in the prior year resulting in a decrease of approximately $6.4 million and declines in comparable same store sales of approximately $1.0 million or 4.2%, partially offset by two new openings resulting $200,000 in sales.

Food costs as a percentage of total revenues decrease from 38.1% during in fiscal 2013 to 36.7% in fiscal 2014. Food costs decreased by approximately $3.2 million in fiscal 2014 primarily due to the closure of nine stores in the current year. The decrease in percentage for the fiscal year ending January 27, 2014 was primarily attributable to an increase in the percentage of our total revenues recognized from the Casa Bonita restaurant. The Casa Bonita restaurant has traditionally had a lower food costs as a percentage of revenues than the other restaurants.

Labor costs as a percentage of total revenues increased from 35.5% during fiscal 2013 to 36.4% in fiscal 2014. Labor costs decreased by approximately $2.3 million in fiscal 2014 primarily due to the closure of nine stores in the current year. The labor cost as a percentage of total revenues increased primarily due to higher minimum wages and lower same store sales.

Occupancy and other expenses as a percent of total revenues decreased from 17.4% in fiscal 2013 to 17.0% in fiscal 2014. Occupancy and other expenses decreased in fiscal 2014 by approximately $1.4 million primarily due to the closure of nine stores in the current year.

General and administrative expenses as a percentage of total revenues decreased from 4.5% in fiscal 2013 to 4.3% in fiscal 2014. The decrease as a percentage of revenue was primarily attributable to lower bankruptcy expense and lower revenue in fiscal 2014.

Depreciation and amortization expense decreased from $1,209,000 in fiscal 2013 to $1,020,000 in fiscal 2014. The decrease was primarily attributable to fewer stores in the current year coupled with less depreciation resulting from the impairment charges taken by the Company on its underperforming assets.

Goodwill expense decreased from 1.6% in fiscal 2013 to 0.0% in fiscal 2014. On August 31, 2012, the Company recorded $551,000 of impairments relating to the expiration of our JB’s license agreement. The triggering event required the write-off of goodwill on three JB’s restaurants. Goodwill expense charged to operations was $0 and $551,000 for the years ended January 27, 2014 and January 28, 2013, respectively.

Impairment expense decreased from 4.7% in fiscal 2013 to 3.4% in fiscal 2014. The impairment expense in fiscal 2014 and 2013 relates to stores where the carrying amount of the assets exceeded the estimated fair values of the related property and equipment. In addition to the above, the Company also had impairment expense of franchise and license $230,000 in the prior year with none in the current year. Total impairment expense related to property, building, equipment and franchise, license and other charged to operations was $942,000 and $1,661,000 for the years ended January 27, 2014 and January 28, 2013, respectively is as follows:

	January 27, 2014	January 28, 2013
Land, building and leasehold improvement impairment.	$899,000	$1,061,000
Equipment impairment	43,000	370,000
Franchise, license and other	-	230,000
Total impairment	$942,000	$1,661,000

Interest expense as a percent of total revenues increased from 1.6% in fiscal 2013 to 3.8% in fiscal 2014 primarily as the result of higher interest charges during the Company’s post-bankruptcy on unsecured bankruptcy claims. Actual interest expense increased from $579,000 in fiscal 2013 to $1,049,000 in fiscal 2014.

Reorganization items expense decreased from (2.0%) in fiscal 2013 to (0.1%) in fiscal 2014. Star and Summit both filed for bankruptcy in September 2011. For the year ended January 27, 2014, the Company incurred professional fees and other bankruptcy costs related to the bankruptcy of $39,000. For the year ended January 28, 2013, the Company incurred professional fees and other bankruptcy cost related to the bankruptcy of $703,000.

The income tax provision totaled $19,000 or 0.1% of pre-tax income in fiscal 2014 as compared to $33,000 or 0.1 % of pre-tax income in fiscal 2013. The Company has deferred income tax assets of $0 on January 27, 2014 and January 28, 2013, respectively. Income taxes for fiscal 2014 and fiscal 2013 are:

	Fiscal 2014	Fiscal 2013
Current(benefit) provision	$19,000	$33,000
Deferred provision	—	—
Total	$19,000	$33,000

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from our principal shareholder.

As of January 27, 2014, the Company had $285,000 in cash.  Cash and cash equivalents increased by $42,000 during the fiscal year ended January 27, 2014. The net working capital deficit was $8.1 million and $7.0 million at January 27, 2014 and January 28, 2013, respectively. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $389,000 on capital expenditures in fiscal 2014. In fiscal 2014 the Company sold three properties netting approximately $3.1 million in proceeds all which was used to pay Wells Fargo and Bank of Utah.

Cash provided by operations was $653,000 for fiscal 2014 and $454,000 for fiscal 2013.

Cash used by financing activities was approximately $3.3 million. The Company made net debt payments of approximately $4.0 million and had loan costs of $10,000. The Company had loan proceeds of approximately $518,000.

The following table is a summary of the Company’s outstanding debt obligations.

	Total Debt
	January 27,	January 27,	January 28,	January 28,
	2014	2014	2013	2013
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$4,478,000	$239,000	$5,196,000	$239,000
Revolver/Other	23,000	5,000	1,869,000	984,000
Bank Debt-Term	2,168,000	1,312,000	3,100,000	-
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$8,661,000	$1,556,000	$12,157,000	$1,223,000

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

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 27, 2014 and January 28, 2013. The Company expensed $77,000 and $0 to Mr. Robert E. Wheaton for interest during fiscal 2014 and fiscal 2013, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements.

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

Off-Balance Sheet Arrangements

As of January 27, 2014, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s commitments and contractual obligations include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$8,661	$1,556	$1,389	$472	$5,244
Operating leases (3)	3,502	291	492	250	2,469
Total contractual cash obligations	$12,163	$1,847	$1,881	$722	$7,713

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

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 27, 2014, included in this report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements since the judgments effect a significant portion of the financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 27, 2014 and January 28, 2013.

Notes Receivable

Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  Currently, the Company has one loan receivable outstanding and the loan is in default. The Company has provided a full reserve of $489,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral. The Company also had a note receivable of $215,000 forgiven as part of the April 4, 2013 settlement with the Tinsley group, this receivable had been fully reserved in fiscal 2013.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 27, 2014 and January 28, 2013 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 27, 2014 and January 28, 2013. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

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

Other Long-Term Liabilities

The Company has installments agreements with the Internal Revenue Service for past due taxes. The long-term portion is $1,662,000 and $2,144,000 for January 27, 2014 and January 28, 2013, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. The filing of this Annual Report on Form 10-K for the year ended January 27, 2014 (“the fiscal 2014”) has been delayed primarily as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as described below under the heading “Chapter 11 Reorganization” and the Company’s lack of resources to address the regulatory requirements.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 27, 2014. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of January 27, 2014 and that two material weaknesses and one significant deficiency existed for the periods covered. The material weaknesses and significant deficiency identified included:

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

CORPORATE GOVERNANCE

Board of Directors

Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., a majority of the Board of Directors, have been determined by the board of directors to be independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Standards. Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Compensation Committee. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Audit Committee, on which Todd S. Brown serves as the audit committee financial expert. Mr. Brown’s relevant experience is included with his biographical information set forth above. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Nominating Committee. The board of directors held two meetings during the fiscal year ended January 27, 2014.

Risk Oversight

The Board and each of its committees are involved in overseeing risk associated with the Company and its operations. The Board and the Audit Committee monitor the Company's credit risk, liquidity risk, regulatory risk, operational risk and enterprise risk by regular reviews with management and external auditors and other advisors. In its periodic meetings with management and the Company's independent accountants, the Audit Committee discusses the scope and plan of its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs. The Board and the Nominating Committee monitor the Company's succession risk by regular review with management. The Board and the Compensation Committee monitor the Company's compensation policies and related risks by regular reviews with management. The Company has adopted the “Star Buffet, Inc. Code of Ethics” (the “Code of Ethics”), which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Exchange Act.  The Code of Ethics has been filed as Exhibit 14.1.

Executive Officers

The Company does not have any executive officers other than Mr. Robert E. Wheaton, Chairman of the Board and our Chief Executive Officer and President.

Committees of the Board of Directors

The board of directors has established an audit committee, a compensation committee and a nominating committee.

Audit Committee

The audit committee is currently comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of whom Todd S. Brown is the audit committee financial expert and is established in accordance with Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended. All such persons are financially literate and are "independent" as contemplated by Item 401(h)(iii) to Regulation S-K and by applicable listing standards. The audit committee held one meeting during the fiscal year ended January 27, 2014.

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

Compensation Committee

The compensation committee (“Compensation Committee”) is comprised of Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” as contemplated by applicable listing standards. The Compensation Committee considers the hiring and retention of corporate officers, salary and incentive compensation policies for officers and directors, and the granting of stock options to employees. The Compensation Committee held zero meeting during the fiscal year ending January 27, 2014 since the bankruptcy agreement prohibits changes to corporate officer’s salary until the unsecured creditors are paid. Additional information regarding the functions, procedures and authority of the Compensation Committee is provided in Item 11, Executive Compensation below. The Compensation Committee does not have a charter.

Nominating Committee

The nominating committee is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” as contemplated by applicable listing standards. The nominating committee assists our board of directors by identifying individuals qualified to become board members, by recommending director nominees for election at the annual meeting of stockholders or for appointment to fill vacancies on the board of directors, and by developing and recommending corporate governance guidelines. The nominating committee held zero meeting during the fiscal year ended January 27, 2014. Our board of directors has adopted a charter for the nominating committee. The nominating committee charter is available on our website, www.starbuffet.com.

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

Based solely on our review of the copies of these forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during Fiscal 2014, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were timely satisfied.

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

Role of Consultants.

The Company and the Compensation Committee has not engaged the services of compensation consultants, but either or both may do so upon a case-by-case basis as circumstances warrant. No compensation consultants were involved in settling the compensation of the CEO or other officers of the Company during the fiscal year ending January 27, 2014.

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

For the fiscal year ending January 27, 2014, the CEO earned the $25,000 minimum bonus plus an additional $0 in performance-based bonus based on the Company’s decision to temporarily suspend certain components of the executive bonus program for the fiscal year. The decision on the executive bonus was made in order to conserve cash, to ensure compliance with the Plan, and to align the executive bonus program with modifications made in store level bonus programs. The minimum annual bonus is reported in column (d) and the additional performance-based bonus is reported in column (e) in the Summary Compensation Table below.

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

In the fiscal year ending January 27, 2014, the Compensation Committee did not grant any stock options or other equity awards to the CEO or other officers or directors of the Company under the Stock Plan.

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

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer during a tax year or to any of the company’s four other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that meets the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the Company’s shareholders). The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officer. The CEO’s compensation in the fiscal year ending January 27, 2014 did not exceed the $1 million deduction limit.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation paid or earned by the CEO of the Company for the three fiscal years ended January 27, 2014.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Robert E. Wheaton	2014	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chairman of Board,	2013	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chief Executive Officer	2012	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chief Financial Officer
and President

__________

(1)	The amount shown represents the annual minimum guaranteed bonus earned by and paid to the CEO for the fiscal years ending January 27, 2014, January 28, 2013 and January 30, 2012.

(2)

The amount shown represents the annual performance-based bonus award earned by the CEO for the fiscal years ending January 27, 2014, January 28, 2013 and January 30, 2012, which award, if any, is payable in the next fiscal year.

(3)

"Other Annual Compensation" consists of $12,000 in automobile reimbursement allowance and $23,495, $23,495 and $23,495, respectively, for the years ending January 27, 2014, January 28, 2013 and January 30, 2012, in medical expense reimbursement payments to the CEO.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based compensation awards granted to the CEO during the fiscal year ended January 27, 2014.

Name	Grant Date	Possible Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold	Maximum
		($)	($)
(a)	(b)	(c)	(d)
Robert E. Wheaton (1)	6/22/2009	$1	$225,000

__________

(1)

In order to conserve cash, better ensure compliance with loan covenants, and to align the executive bonus program with modifications made in store level bonus programs, the Company has temporarily suspended certain components of the executive bonus program for fiscal years 2009 through 2014; therefore the Non-Equity Incentive Plan Award earned by the CEO in these years was $0. No stock options or other stock awards were granted to the CEO in the fiscal year ending January 27, 2014.

Outstanding Equity Awards at Year-End

The following table provides information on the holdings of stock options and other stock or equity awards by the CEO as of January 27, 2014.

 Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Options exercise price ($)	Option expiration date

(a)	(b)	(c)	(d)	(e)	(f)
Robert E. Wheaton	-	-	-	-	-

The CEO did not exercise any Company stock options in the fiscal year ending January 27, 2014. As of January 27, 2014, the CEO held no compensatory stock or equity awards in the Company.

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

Amounts Payable upon Termination of Employment Without Cause or Resignation For Good Reason

If the Company had terminated the CEO’s employment without “cause” on January 27, 2014 or the CEO had resigned his employment for “good reason” (including a change of control) on January 27, 2014, the CEO would have been entitled to the a lump sum cash payment from the Company in the amount of $1,000,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

Termination on Account of Death, Disability, Involuntary Termination For Cause or Voluntary Resignation Without Good Reason.

If the Company had terminated the CEO’s employment for “cause” on January 27, 2014 or the CEO had resigned his employment without “good reason,” or died on January 27, 2014, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $0. If CEO had become disabled on January 27, 2014, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $500,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of August 1, 2016 by (1) each person who is known by us to beneficially own more than five percent of the outstanding shares of our common stock, (2) each of our directors, (3) each of the executive officers identified in the summary compensation table set forth elsewhere in this proxy statement and (4) all directors and executive officers of the Company as a group. To our knowledge and except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o Star Buffet, Inc., 2501 North Hayden Road, Suite 103, Scottsdale, AZ 85257.

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

(1)

Calculated based on 3,213,075 shares of our common stock outstanding on August 1, 2016 with percentages rounded to the nearest one-tenth of one percent. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but not treated as outstanding for computing the percentage of any other person.

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

Compensation Paid to Directors in 2014

For the year ended January 27, 2014, all directors, excluding employee directors, received $2,000 for each regularly scheduled board meeting attended, $1,500 for each regularly scheduled committee meeting attended and $500 for each specially-called telephonic board or committee meeting. Directors who are also full-time employees of the Company did not receive any director fees. All directors are also reimbursed by the Company for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings. For the fiscal year ending January 27, 2014, the Company did not grant any stock options or other equity-based compensation to non-employee directors. Nor did it recognize or incur any financial accounting expense under ASC 718 related to equity compensation awards granted to non-employee directors in the 2014 fiscal year or prior years.

Director Summary Compensation Table

The following table summarizes the compensation earned by or paid to the Company’s non-employee directors from the Company for the year ended January 27, 2014.

Name	Fees earned or paid in cash	Total
	($)	($)
(a)	(b)	(c) (1)
B. Thomas M. Smith	5,500	5,500
Thomas G. Schadt	5,500	5,500
Todd S. Brown	5,500	5,500
Craig B. Wheaton	4,000	4,000

__________

(1)	As of January 27, 2014, the Company’s non-employee directors held options for the following number of Company common shares all of which were fully vested and exercisable on February 11, 2005:

Name	Grant Date	Number of Shares	Exercise Price	Expiration Date
Todd S. Brown	2/11/2005	10,000	$6.70	2/11/2015
Craig B. Wheaton	2/11/2005	6,000	$6.70	2/11/2015
Thomas G. Schadt	2/11/2005	6,000	$6.70	2/11/2015

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 27, 2014, none of the persons who served on our compensation committee had any interlocking relationship as defined by the Securities and Exchange Commission.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 27, 2014 and January 28, 2013. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. The Company expensed $77,000 and $0 to Mr. Robert E. Wheaton for interest during fiscal 2014 and fiscal 2013, respectively. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current on all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Subsequent to the fiscal year ending January 27, 2014, the Company sold six properties in fiscal year 2015 for a total of $4.2 million and one property in fiscal 2016 for $1.2 million to Robert and Suzanne H. Wheaton and leased the properties back. The Company paid to Robert E. and Suzanne H. Wheaton $45,000 in rent for the fiscal year ending January 27, 2014. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan.

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Auditors

The audit committee has appointed Larson and Company as our independent auditors for the fiscal year ending January 26, 2015.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports. Audit fees billed by Larson and Company were $95,000 and $0 for the fiscal years ended January 27, 2014 and January 28, 2013, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees” and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company had no audit-related fees for the fiscal years ended January 27, 2014 and January 28, 2013.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters. Tax fees billed by CBIZ MHM, LLC were $16,000 in the fiscal year ended January 27, 2014, and were $53,000 in the fiscal year ended January 28, 2013.

All Other Fees

All other fees consist of fees billed for products and services not included above. The Company did not have any other fees for the fiscal years ended January 27, 2014 and January 28, 2013.

Audit Committee Pre-Approval

The audit committee’s policy is to pre-approve the fees and other compensation to be paid to our independent auditors, and to determine the scope of permitted non-audit services and pre-approve the provision of those services by our independent auditors. All non-audit services were pre-approved by the audit committee during fiscal 2014.

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

Signature	Title	Date

/s/Robert E. Wheaton	Chief Executive Officer,	August 17, 2016
Robert E. Wheaton	President and Director

/s/Ronald E. Dowdy	Group Controller, Treasurer	August 17, 2016
Ronald E. Dowdy	and Secretary

/s/Thomas G. Schadt	Director	August 17, 2016
Thomas G. Schadt

/s/Todd S. Brown	Director	August 17, 2016
Todd S. Brown

/s/Craig B. Wheaton	Director	August 17, 2016
Craig B. Wheaton

/s/B. Thomas M. Smith, Jr.	Director	August 17, 2016
B. Thomas M. Smith, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STAR BUFFET, INC. AND SUBSIDIARIES

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries the (“Company”) as of January 27, 2014 and January 28, 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to present fairly, in all material respects, the financial position of Star Buffet, Inc. and Subsidiaries as of January 27, 2014 and January 28, 2013, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ LARSON & COMPANY PC

Larson & Company PC

Sandy, Utah

August 17, 2016

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 27, 2014	January 28, 2013
ASSETS

Current assets:
Cash and cash equivalents	$285,000	$243,000
Receivables, net	108,000	171,000
Inventories	311,000	405,000
Prepaid expenses	38,000	54,000
Total current assets	742,000	873,000
Property, buildings and equipment, net	11,868,000	16,492,000
Other assets, net	143,000	196,000
Intangible assets, net	33,000	25,000

Total assets	$12,786,000	$17,586,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable-trade	$1,668,000	$790,000
Checks written in excess of bank balance	255,000	—
Payroll and related taxes	1,405,000	1,615,000
Sales and property taxes	1,721,000	1,945,000
Rent, licenses and other	2,159,000	2,293,000
Income taxes payable	42,000	22,000
Current maturities of long-term debt	1,556,000	1,223,000
Total current liabilities	8,806,000	7,888,000
Deferred rent payable	-	45,000
Other long-term liabilities	1,662,000	2,144,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	5,113,000	8,942,000
Total liabilities not subject to compromise	17,573,000	21,011,000
Liabilities subject to compromise	1,447,000	1,565,000
Total liabilities	19,020,000	22,576,000

Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(23,980,000)	(22,736,000)
Total stockholders' equity	(6,234,000)	(4,990,000)

Total liabilities and stockholders' equity	$12,786,000	$17,586,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 27, 2014	January 28, 2013

Total revenues	$27,773,000	$35,026,000
Costs and expenses and other
Food costs	10,188,000	13,357,000
Labor costs	10,100,000	12,447,000
Occupancy and other expenses	4,732,000	6,088,000
General and administrative expenses	1,203,000	1,589,000
Depreciation and amortization	1,020,000	1,209,000
Goodwill expense	—	551,000
Impairment expense	942,000	1,661,000
Total costs and expenses	28,185,000	36,902,000
Income (loss) from operations	(412,000)	(1,876,000)

Interest expense	1,049,000	579,000
Loss on sale of assets	12,000	—
Other income	287,000	243,000
Loss before income taxes and reorganization	(1,186,000)	(2,212,000)

Total reorganization items income (expense)	(39,000)	(703,000)

Income tax provision	19,000	33,000

Net (loss)	$(1,244,000)	$(2,948,000)

Net (loss) per common share— basic and diluted	$(0.39)	$(0.92)

Weighted average shares outstanding— basic and diluted…	3,213,075	3,213,075

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 30, 2012	3,213,000	$3,000	$17,743,000	$(19,788,000)	$(2,042,000)

Net loss	—	—	—	(2,948,000)	(2,948,000)

Balance at January 28, 2013	3,213,000	$3,000	$17,743,000	$(22,736,000)	$(4,990,000)

Net loss	—	—	—	(1,244,000)	(1,244,000)

Balance at January 27, 2014	3,213,000	$3,000	$17,743,000	$(23,980,000)	$(6,234,000)

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 27, 2014	Fifty-Two Weeks Ended January 28, 2013
Cash flows from operating activities:
Net income (loss)	$(1,244,000)	$(2,948,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,020,000	1,162,000
Amortization of franchise, loan cost and licenses	3,000	49,000
Gain on sale of assets	12,000	—
Impairment of goodwill	—	551,000
Impairment of assets	942,000	1,774,000
Change in operating assets and liabilities:
Receivables, net	63,000	154,000
Inventories	94,000	29,000
Prepaid expenses	16,000	137,000
Deposits and other	44,000	74,000
Deferred rent payable	(28,000)	(11,000)
Accounts payable-trade	878,000	(44,000)
Income taxes receivable	—	8,000
Income taxes payable	20,000	—
Other accrued liabilities	(1,049,000)	(524,000)
Net cash provided by operating activities before reorganization items	771,000	411,000
Reorganization items:
Other accrued liabilities	(118,000)	43,000
Net cash provided by operating activities	653,000	454,000

Cash flows from investing activities:
Acquisition of trademark license	(8,000)	—
Acquisition of property, buildings and equipment	(389,000)	(644,000)
Proceeds from sale of fixed assets	3,038,000	454,000
Net cash used in investing activities	2,641,000	(190,000)

Cash flows from financing activities:
Payments on long term debt	(1,194,000)	(142,000)
Proceeds from issuance of long-term debt	518,000	307.000
Cash in excess of bank balance	255,000	—
Capitalized loan costs	(10,000)	(17,000)
Net cash (used) provided in financing activities before reorganization items	(431,000)	148,000
Reorganization items:
Payments on long term debt	(2,821,000)	(881,000)
Net cash (used) provided by financing activities	(3,252,000)	(733,000)

Net change in cash and cash equivalents	42,000	(469,000)

Cash and cash equivalents at beginning of period	243,000	712,000

Cash and cash equivalents at end of period	$285,000	$243,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CHAPTER 11 REORGANIZATION AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the January 27, 2014 balance sheet as “Liabilities subject to compromise.”

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

Basis of Presentation

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. The Company as of August 8, 2016 owns and operates 23 full-service restaurants located throughout the United States. At January 27, 2014 it owned and operated 18 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

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

Organization and Nature of Operations

As of January 27, 2014, the Company, through eight independently capitalized subsidiaries operated three Buffet restaurants and 15 Non-Buffet restaurants. The Company also had seven restaurants closed for remodeling and repositioning of which two were used as warehouses, four restaurants were leased to third-party operators and one as an office. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Tennessee, Texas and Utah.

As of January 28, 2013, the Company, through eight independently capitalized subsidiaries operated six Buffet restaurants and 21 Non-Buffet restaurants. The Company also had eight restaurants closed for remodeling and repositioning of which two were used as warehouses and five restaurants were leased to third-party operators. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Tennessee, Texas and Utah.

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

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 27, 2014 and January 28, 2013. The accounts receivable balances as of January 27, 2014 and January 28, 2013 were comprised of the following:

	January 27, 2014	January 28, 2013
Trade receivables and gift cards.	$71,000	$64,000
Vendor rebates	37,000	100,000
Other	-	7,000
Total receivables	$108,000	$171,000

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

The Company utilizes a two-part impairment test.  First, the fair value of the reporting unit is compared to carrying value (including goodwill).  If the carrying value is greater than the fair value, the second step is performed.  In the second step, the implied fair value of the reporting unit goodwill is compared to the carrying amount of goodwill.  If the carrying value is greater, a loss is recognized. The goodwill impairment test considers the impact of current conditions and the economic outlook for the restaurant industry, the general overall economic outlook including market data, and governmental and environmental factors in establishing the assumptions used to compute the fair value of each reporting unit.  We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. All goodwill was impaired in previous years and written off.

Other Intangible Assets

Other intangible assets consist of trademarks and the JB's license agreement. The Company has recorded a $33,000 and $25,000 value for the 4B’s trademark for the years ended January 27, 2014 and January 28, 2013, respectively. The Company impaired Whistle Junction trademark of $230,000 when the last Whistle Junction closed as a triggering event in fiscal 2013. These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with ASC 350. We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. Management has conducted it annual impairment analysis and has concluded that the assets are not impaired as of January 27, 2014.

	Gross	Accumulated
Fiscal 2014	Carrying Amount	Amortization	Net
Franchise and license fees	$783,000	$(783,000)	$—
Trademarks	33,000	-	33,000
	$816,000	$(783,000)	$33,000

Fiscal 2013
Franchise and license fees	$783,000	$(783,000)	$—
Trademarks	25,000	-	25,000
	$808,000	$(783,000)	$25,000

The table below shows expected amortization for finite-lived intangibles as of January 27, 2014 for the next five years:

Fiscal Year
2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	—
Total	$—

Amortization of franchise and license fees amounted to $0 and $48,000 for the fiscal years ending January 27, 2014 and January 28, 2013, respectively.

Impairment of Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment”.  The Company assesses whether an impairment write-down is necessary whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any impairment is recognized as a charge to earnings which would adversely affect operating results in the affected period.

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $942,000 and $1,431,000 for the years ended January 27, 2014 and January 28, 2013, respectively.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $20,000 and $251,000 of pre-opening costs during fiscal 2014 and 2013.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 27, 2014 and January 28, 2013 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 27, 2014 and January 28, 2013. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $142,000 and $138,000, for the years ended January 27, 2014 and January 28, 2013, respectively.

Deferred Financing Fees

Deferred financing fees are amortized over of the life of the loan not exceed five years. Amounts charged to operations totaled $3,000 and $1,000, for the years ended January 27, 2014 and January 28, 2013, respectively.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses. Accruals for self-insured casualty losses include estimates of expected claims payments. Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals. Valuation reserves for the years ended January 27, 2014 and January 28, 2013, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 27, 2014	$34,350	$(21,279)	$(2,571)	$10,500
Year ended January 28, 2013	$26,321	$8,883	$(854)	$34,350

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

Reclassification

None.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company routinely evaluates its estimates, including those related to bad debts, insurance claims, income taxes, long-lived assets, inventories and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

Weighted average common shares used in the years ended January 27, 2014 and January 28, 2013 to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock as their effect was anti-dilutive.

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

NOTE 4 — NOTES RECEIVABLE

Notes receivable consist of the following:

	January 27, 2014	January 28, 2013
Notes receivable from North's Restaurants, Inc.	$489,000	$489,000
Notes receivable from strategic partners	-	215,000
Total notes receivable	489,000	704,000
Less current portion	—	—
Less allowance	489,000	704,000
Notes receivable, net of current portion and allowance	$0	$0

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions. In most cases, these loans are secured and include, as part of the terms and conditions, the Company’s right to convert the loan into ownership of the restaurants. Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons. This financing strategy entails significant risk. Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  Currently, the Company has one loan receivable outstanding and the loan is in default. The Company has provided a full reserve of $489,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral. The Company had a loan of $215,000 forgiven as part of the April 4, 2013 settlement with the Tinsley group.

NOTE 5 — PROPERTY, BUILDINGS AND EQUIPMENT

The components of property, buildings and equipment used in restaurant operations are as follows:

	January 27, 2014	January 28, 2013
Property, buildings and equipment:
Furniture, fixtures and equipment	$9,441,000	$10,978,000
Land	3,147,000	3,447,000
Buildings and leasehold improvements	9,217,000	11,106,000
	21,805,000	25,531,000
Less accumulated depreciation and amortization	(12,840,000)	(14,102,000)
	$8,965,000	$11,429,000

The Company also has property in seven non-operating units. Four of the seven non-operating restaurants have been leased to third-party operators and three are closed for remodeling and/or repositioning at January 27, 2014. The components are as follows:

	January 27, 2014	January 28, 2013
Property, buildings and equipment leased to third parties:
Equipment	$896,000	$896,000
Land	955,000	955,000
Buildings and leaseholds	2,472,000	2,446,000
	4,323,000	4,297,000

Less accumulated depreciation and amortization	(1,783,000)	(1,601,000)
	$2,540,000	$2,696,000

	January 27, 2014	January 28, 2013
Property, buildings and equipment held for future use:
Equipment	$2,000	$2,000
Land	118,000	118,000
Buildings and leaseholds	340,000	340,000
	460,000	460,000
Less accumulated depreciation and amortization	(97,000)	(86,000)
	$363,000	$374,000

	January 27, 2014	January 28, 2013
Property, buildings and equipment held for sale:
Furniture, fixtures and equipment	$—	$910,000
Land	—	724,000
Buildings and leasehold improvements	—	2,888,000
	—	4,522,000
Less accumulated depreciation and amortization	—	(2,529,000)
	$—	$1,993,000

Depreciation expense for fiscal 2014 and 2013 totaled $1,020,000 and $1,161,000, respectively. The Company had goodwill and trademark impairment of $781,000 in fiscal 2013. Total impairment expense related to property, building and equipment charged to operations was $942,000 and $1,431,000 for the years ended January 27, 2014 and January 28, 2013, respectively is as follows:

	January 27, 2014	January 28, 2013
Land and building impairment	$899,000	$544,000
Equipment impairment	43,000	370,000
Leasehold improvement impairment	-	517,000
Franchise, license and other	-	781,000
Total impairment expense	$942,000	$2,212,000

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

Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 27, 2014 and January 28, 2013. The Company expensed $77,000 and $0 to Mr. Robert E. Wheaton for interest during fiscal 2014 and fiscal 2013, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements.

Mortgages described in the following table are secured by the underlying real estate. Certain mortgages have interest rates that will change from fixed to variable in a future year.

Real Estate Mortgages			Original		Interest
Lender	January 27, 2014	January 28, 2013	Maturity Date	Monthly Payment	Rate (fixed)

Platinum Bank	$545,000	$564,000	7/17/17	$5,289	7.25%
Suzanne H. Wheaton	248,000	300,000	1/17/18	5,870	6.5%
Naisbitt Investment Co	19,000	26,000	11/16/15	840	7.5%
Dalhart Federal Savings & Loan	299,000	304,000	6/01/16	2,500	7.63%
Dalhart Federal Savings & Loan	29,000	30,000	7/01/18	231	6.75%
Victorium Corporation	150,000	181,000	2/01/18	3,669	7.5%
Fortenberry's Beef of Magee, Inc.	329,000	347,000	12/05/19	3,231	7.0%
Dalhart Federal Savings & Loan	307,000	313,000	9/01/18	2,550	7.375%
Dalhart Federal Savings & Loan	45,000	49,000	9/01/18	377	6.75%
Bank of Utah	385,000	1,018,000	4/23/19	9,075	6.25%
Farmers Bank & Trust Company	610,000	516,000	7/11/18	4,274	6.5%
Mainstreet Community Bank	666,000	684,000	8/26/14	6,100	7.5%
Stockman Bank	549,000	560,000	8/15/23	4,355	6.75%
Stockman Bank	297,000	303,000	8/15/23	2,301	6.75%
TOTAL REAL ESTATE MORTGAGES	$4,478,000	$5,195,000

Other Debt
Other Debt - Miscellaneous	$23,000	$-
Wells Fargo - Revolver	-	1,870,000
Wells Fargo - Term	2,168,000	3,100,000
Note Payable to Officer	1,992,000	1,992,000
TOTAL OTHER DEBT	$4,183,000	$6,962,000
TOTAL DEBT	$8,661,000	$12,157,000
Less Current Maturities	(1,556,000)	(1,223,000)
Less Note Payable to Officer	(1,992,000)	(1,992,000)
Long Term Debt, Net of Current Maturities and Note Payable to Officer	$5,113,000	$8,942,000

Long term debt and note payable to officer matures in fiscal years ending after January 27, 2014 as follows:

Fiscal Year
2015	$1,556,000
2016	1,119,000
2017	270,000
2018	287,000
2019	185,000
Thereafter	5,244,000
Total	$8,661,000

NOTE 7 — LEASES

The Company occupies certain restaurants under long-term operating leases expiring at various dates through 2038. Many restaurant leases have renewal options to extend for terms of 2 to 17 years from the terms of the original agreement. Substantially all require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Minimum lease payments for all leases as of January 27, 2014 are as follows:

Fiscal year	Operating
2015	$291,000
2016	279,000
2017	213,000
2018	130,000
2019	120,000
Thereafter	2,469,000
Total minimum lease payments:	$3,502,000

Aggregate rent expense under non-cancelable operating leases during fiscal 2014 and 2013 are as follows:

	Fifty-Two Weeks Ended January 27, 2014	Fifty-Two Weeks Ended January 28, 2013
Minimum rentals	$626,000	$874,000
Straight-line rentals	(45,000)	7,000
Contingent rentals	61,000	67,000
	$642,000	$948,000

The Company reduces the deferred rent liability for stores in the year that were purchased or closed. The $0 and $8,000 decrease in rent expense for stores purchased or closed in 2014 and 2013, respectively, is recognized in the straight-line rentals disclosed above.

The rental income for the property, buildings and equipment leased to third parties (Note 5) in fiscal 2014 and fiscal 2013 was $287,000 and $243,000, respectively. The Company leased five and three non-operating units to tenants in fiscal 2014 and fiscal 2013, respectively. Rental income is recognized over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 27, 2014 are as follows:

Fiscal year
2015	$305,000
2016	210,000
2017	147,000
2018	78,000
2019	78,000
Thereafter	182,000
Total minimum lease payments:	$1,000,000

NOTE 8 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 27, 2014	January 28, 2013
Current:
Federal	$—	$—
State	$19,000	$33,000
	$19,000	$33,000
Deferred:
Federal	—	—
State	—	—
	—	—
	$19,000	$33,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty- Two
	Weeks Ended	Weeks Ended
	January 27, 2014	January 28, 2013
Income tax provision (benefit) at statutory rate	$(425,000)	$(1,002,000)
Increase (decrease) in valuation allowance	(2,858,000)	815,000
State income taxes	9,000	11,000
All other, net	3,293,000	209,000
	$19,000	$33,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 27, 2014	January 28, 2013
Current deferred tax assets:
Accrued vacation	$76,000	$76,000
Accrued expenses and reserves	58,000	46,000
Total deferred tax assets	134,000	122,000
Valuation allowance	(134,000)	(122,000)
Total current tax asset	—	—
Long-term deferred tax assets:
Net operating losses	6,075,000	5,901,000
Depreciation, amortization and impairments	101,000	3,156,000
Federal tax credits	590,000	581,000
Other	119,000	117,000
Total deferred tax assets	6,885,000	9,755,000
Valuation allowance	(6,885,000)	(9,755,000)
Total long term tax asset	—	—
Deferred tax assets	$—	$—

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets existing at January 27, 2014 based on the Company's expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

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

The stock option transactions and the options outstanding are summarized as follows:

	52 Weeks Ended		52 Weeks Ended
	January 27, 2014		January 28, 2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	22,000	$6.70	22,000	$6.70
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	$—	—	$—
Outstanding at end of period	22,000	$6.70	22,000	$6.70

Exercisable at end of period	22,000	$6.70	22,000	$6.70

The following summarizes information about stock options outstanding at January 27, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.70	22,000	1.0	$6.70	22,000	$6.70
	22,000			22,000

The intrinsic value of options outstanding was $0 as of fiscal years ending January 27, 2014 and January 28, 2013. There is no further compensation cost to recognize under this plan for any future years.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two	Fifty- Two
	Weeks	Weeks
	Ended	Ended
	January 27, 2014	January 28, 2013
Cash paid for income taxes	$7,000	$39,000
Cash paid for interest	499,000	659,000
Non-cash investing and financing activities are as follows:
None	$—	$—

NOTE 12 — RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 27, 2014 and January 28, 2013. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. The Company expensed $77,000 and $0 to Mr. Robert E. Wheaton for interest during fiscal 2014 and fiscal 2013, respectively. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current on all payments required by the Paln. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Subsequent to the fiscal year ending January 27, 2014, the Company sold six properties in fiscal year 2015 for a total of $4.2 million and one property in fiscal 2016 for $1.2 million to Robert and Suzanne H. Wheaton and leased the properties back. The Company paid to Robert E. and Suzanne H. Wheaton $45,000 in rent for the fiscal year ending January 27, 2014. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan.

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

NOTE 14 — ACQUISITIONS

The Company did not have any major purchases in fiscal 2014 or fiscal 2013.

NOTE 15— SUBSEQUENT EVENTS

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