Form 10-Q
period 2014-11-03
STAR BUFFET INC
filed 2016-08-18
CIK 1043156

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 3, 2014

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

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 3, 2014	January 27, 2014
ASSETS

Current assets:
Cash and cash equivalents	$346,000	$285,000
Receivables, net	44,000	108,000
Inventories	348,000	311,000
Prepaid expenses	93,000	38,000

Total current assets	831,000	742,000

Property, buildings and equipment, net	6,935,000	11,868,000

Other assets, net	1,703,000	143,000

Intangible assets, net	33,000	33,000

Total assets	$9,502,000	$12,786,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,263,000	$1,668,000
Checks written in excess of balance bank	-	255,000
Payroll and related taxes	1,330,000	1,405,000
Sales and property taxes	1,361,000	1,721,000
Rent, licenses and other	2,501,000	2,159,000
Income tax payable	37,000	42,000
Current maturities of obligations under long-term debt	146,000	1,556,000

Total current liabilities	6,638,000	8,806,000

Other long-term liabilities	819,000	1,662,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	3,520,000	5,113,000

Liabilities not subject to compromise	12,969,000	17,573,000
Liabilities subject to compromise	1,432,000	1,447,000

Total liabilities	14,401,000	19,020,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(22,645,000)	(23,980,000)

Total stockholders’ equity	(4,899,000)	(6,234,000)

Total liabilities and stockholders’ equity	$9,502,000	$12,786,000

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2014	November 4, 2013	November 3, 2014	November 4, 2013
Total revenues	$4,869,000	$5,593,000	$18,815,000	$22,915,000

Costs, expenses and other
Food costs	1,770,000	2,014,000	6,797,000	8,380,000
Labor costs	1,794,000	2,092,000	6,498,000	8,254,000
Occupancy and other expenses	925,000	947,000	3,376,000	3,782,000
General and administrative expenses	332,000	387,000	917,000	941,000
Depreciation and amortization	131,000	220,000	560,000	804,000
Impairment of long-lived assets	1,000	35,000	47,000	44,000

Total costs, expenses and other	4,953,000	5,695,000	18,195,000	22,205,000

Income (loss) from operations	(84,000)	(102,000)	620,000	710,000

Interest expense	114,000	220,000	442,000	784,000
Gain (loss) on sale of assets	569,000	(54,000)	870,000	(11,000)
Other income	97,000	61,000	260,000	238,000

Income (loss) before income taxes (benefit) and reorganization items	468,000	(315,000)	1,308,000	153,000
Reorganization items, net	-	-	28,000	(31,000)
Income tax provision	-	-	-	7,000

Net income (loss)	$468,000	$(315,000)	$1,336,000	$115,000

Net income (loss) per common share – basic and diluted	$0.15	$(0.10)	$0.42	$0.04
Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 weeks Ended

	November 3, 2014	November 4, 2013
Cash flows from operating activities:
Net income (loss)	$1,336,000	$115,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	560,000	804,000
Amortization of franchise, loan cost and licenses	6,000	3,000
Gain on sale of assets	(870,000)	11,000
Impairment of long-lived assets	47,000	9,000
Change in operating assets and liabilities:
Receivables, net	64,000	92,000
Inventories	(37,000)	58,000
Prepaid expenses	(55,000)	(55,000)
Deposits and other	(2,000)	58,000
Deferred rent payable	—	(45,000)
Accounts payable-trade	(405,000)	680,000
Income taxes receivable	(5,000)	6,000
Other accrued liabilities	(937,000)	(1,233,000)
Net cash provided by operating activities before reorganization items	(298,000)	503,000
Reorganization items:
Other accrued liabilities	(15,000)	(178,000)
Net cash (used) provided by operating activities	(313,000)	325,000

Cash flows from investing activities:
Acquisition of intangible assets	—	(8,000)
Acquisition of property, buildings and equipment	(186,000)	(399,000)
Proceeds from the sale of fixed assets	3,833,000	3,074,000
Net cash provided in investing activities	3,647,000	2,667,000

Cash flows from financing activities:
Checks written in excess of bank balance	(255,000)	241,000
Proceeds from the issuance of long-term debt	—	518,000
Payments on long term debt	(814,000)	(1,172,000)
Capitalized loan costs	(15,000)	(8,000)
Net cash used in financing activities before reorganization items	(1,084,000)	(421,000)
Reorganization items:
Payments on long term debt	(2,189,000)	(2,488,000)
Net cash used in financing activities	(3,273,000)	(2,909,000)

Net change in cash and cash equivalents	61,000	83,000

Cash and cash equivalents at beginning of period	285,000	243,000

Cash and cash equivalents at end of period	$346,000	$326,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$261,000	$407,000

Income taxes	$5,000	$7,000

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. The Company as of August 8, 2016 owns and operates 23 full-service restaurants located throughout the United States. At November 3, 2014 it owned and operated 18 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the November 3, 2014 balance sheet as “Liabilities subject to compromise.”

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the company and its subsidiaries through November 3, 2014. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of November 3, 2014 or November 4, 2013. Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, totaled 22,000 shares for the fiscal quarters ending November 3, 2014 and November 4, 2013. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the 28-week period ending November 3, 2014 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $1,000 and $35,000 for the twelve weeks ended November 3, 2014 and November 4, 2013, respectively. The Company recorded impairment losses associated with certain restaurant facilities of $47,000 and $44,000 for the forty weeks ended November 3, 2014 and November 4, 2013, respectively.

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

The components of property, buildings and equipment as of November 3, 2014 consist of 18 operating restaurant properties, two restaurant properties that are leased to third parties and one non-operating restaurant that remain closed for remodeling and repositioning. The components of property, buildings and equipment as of January 27, 2014 consist of 18 operating restaurant properties, four restaurant properties that are leased to third parties, two non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $560,000 and $804,000 for the 40 weeks ended November 3, 2014 and November 4, 2013, respectively.

	November 3, 2014			January 27, 2014

Property, building and equipment:		Accum.			Accum.
(Dollars in Thousands)	Cost	Depr.	Net	Cost	Depr.	Net
Operating	13,897	(8,705)	5,192	21,805	(12,840)	8,965
Leased	2,502	(1,114)	1,388	4,323	(1,783)	2,540
Held for Future Use	460	(105)	355	460	(97)	363
Total	16,859	(9,924)	6,935	26,588	(14,720)	11,868

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

h) Intangible Assets

The Company’s other assets consist of intangible assets as of November 3, 2014 and January 27, 2014. The Company’s intangible assets consist of franchise fees, license agreements and trademarks. Franchise fees and license agreements are amortized using the straight-line method over the terms of the agreements, which typically range from 10 to 20 years. Trademark assets have an indefinite asset life.

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

j) Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of November 3, 2014 and January 27, 2014 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Note 4 – Related Party Transactions

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of November 3, 2014 and January 27, 2014. The Company expensed $85,000 and $50,000 for interest related to its loans from Mr. Wheaton during the first 40 weeks of fiscal 2015 and fiscal 2014, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan of Reorganization. On January 17, 2013, Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton loaned Star $300,000 pursuant to a five year note payable.

Note 5 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations as of the dates indicated.

Type of Debt	November 3, 2014 Total Debt	November 3, 2014 Current Portion	January 27, 2014 Total Debt	January 27, 2014 Current Portion
Real Estate Mortgages	$3,666,000	$146,000	$4,501,000	$244,000
Bank Debt-Term	-	-	2,168,000	1,312,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,658,000	$146,000	$8,661,000	$1,556,000

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

Chapter 11 Reorganization

On September 28, 2011, Star Buffet, Inc. (the “Company” or “Star”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). Star’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”) also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  The balance of the unresolved claims are reflected in the November 3, 2014 balance sheet as “Liabilities subject to compromise.”

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

Executive Summary

The Company owns and operates full-service restaurants located throughout the United States. At the time of its bankruptcy filing, it owned and operated 31 full-service restaurants, a number that reduced to 18 in late 2014. Since then, the Company has modestly expanded, increasing the number of restaurants it owns and operates to 23. The Company’s restaurants operate under trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

Recent Developments

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 3, 2014 and November 4, 2013.

	Twelve Weeks Ended		Forty Weeks Ended
	November 3,	November 4,	November 3,	November 4,
	2014	2013	2014	2013
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	36.4	36.0	36.1	36.6
Labor costs	36.8	37.4	34.5	36.0
Occupancy and other expenses	19.0	16.9	17.9	16.5
General and administrative expenses	6.8	6.9	4.9	4.1
Depreciation and amortization	2.7	4.0	3.0	3.5
Impairment of long-lived assets	0.0	0.6	0.3	0.2
Total costs, expenses and other	101.7	101.8	96.7	96.9

Income (loss) from operations	(1.7)	(1.8)	3.3	3.1

Interest expense	2.3	3.9	2.3	3.4
Gain (loss) on sale of assets	11.6	(1.0)	4.6	(0.1)
Other income	2.0	1.1	1.4	1.0
Income before income taxes and reorganization items	9.6	(5.6)	7.0	0.6

Reorganization items, net	-	-	0.1	(0.1)

Income tax (benefit) provision	-	-	0.0	—

Net income (loss)	9.6%	(5.6)%	7.1%	0.5%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of November 3, 2014 and January 27, 2014, respectively.

Concept	November 3, 2014	January 27, 2014

Operating Restaurants
4B’s	6	5
JB’s	4	4
Pecos Diamond Steakhouse	2	2
Western Sizzlin	2	2
Barnhill’s Buffet	1	2
BuddyFreddys	1	1
Casa Bonita	1	1
Bar-H Steakhouse	1	1
	18	18
Non-operating Restaurants
Leased to third parties	2	4
Warehouse/Office	-	1
Held for Future Use	1	2
	3	7
Total	21	25

Twelve Weeks Ended November 3, 2014 compared to Twelve Weeks Ended November 4, 2013

Overview - The Company has a consolidated net income for the 12-week period ended November 3, 2014 of $468,000 or $0.15 per diluted share as compared with net loss of $(315,000) or $(0.10) per diluted share for the comparable prior year period, a change of approximately $783,000 from the prior year period. The increase in the income is primarily due to gain on sale of assets of $569,000 in the current period compared to loss of sale of assets of $54,000 in the prior year period and lower interest expense of approximately $106,000 in the current fiscal year.

Revenues - Total revenues decreased by approximately $700,000 or 12.9% from $5.6 million in the 12 weeks ended November 4, 2013 to $4.9 million in the 12 weeks ended November 3, 2014. The decrease in revenues was primarily attributable to the closure of five restaurants in the current year resulting in a sales decline of approximately $800,000 and sales increases of approximately $100,000 or approximately 2.7% in comparable same store sales

Food Costs - Food costs as a percentage of total revenues increased from 36.0% during the 12-week period ended November 4, 2013 to 36.4% during the 12-week period ended November 3, 2014. The food cost increased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from higher wholesale food prices. Food costs decreased by approximately $244,000 in the 12-week period ended November 3, 2014, primarily due to the net decrease of four stores and lower same store sales in the current period.

Labor - Labor costs as a percentage of total revenues decreased from 37.4% during the 12-week period ended November 4, 2013 to 36.8% during the 12-week period ended November 3, 2014. The decrease as a percentage of total revenues was primarily attributable to the closure of underperforming stores. Labor costs decreased by approximately $298,000 in the 12-week period ended November 3, 2014, primarily due to the net decrease of approximately $700,000 in total revenues in the current period as compared to the same period in the prior year.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 16.9% during the 12-week period ended November 4, 2013 to 19.0% during the 12-week period ended November 3, 2014. Occupancy and other expense decreased approximately $22,000 in the 12-week period ended November 3, 2014 primarily due to the net decrease of four stores and lower same store sales in the current fiscal year. The increase for the 12-week period ending November 3, 2014 as a percentage of total revenues was primarily attributable to increase in rent expense.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 6.9% during the 12-week period ended November 4, 2013 to 6.8% during the 12-week period ended November 3, 2014. General and administrative expense decreased from $387,000 during the 12-week period ended November 4, 2013 to $332,000 during the 12-week period ended November 3, 2014. The decrease was primarily attributable to the net decrease of approximately $700,000 in total revenues in the current period as compared to the same period in the prior year.

Depreciation and Amortization - Depreciation and amortization expense decreased from $220,000 during the 12-week period ended November 4, 2013 to $131,000 during the 12-week period ended November 3, 2014.

Impairment of Long-lived Assets – During the 12-week period ended November 3, 2014, the Company recorded $1,000 of impairment expense and $35,000 in the prior year.

Interest Expense - Interest expense decreased from $220,000 during the 12-week period ended November 4, 2013 to $114,000 during the 12-week period ended November 3, 2014. The decrease was attributable to lower debt balance in the 12-week period ended November 3, 2014 as compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s properties leased to third parties. Rental income was $97,000 for four properties leased for the 12-week period ended November 3, 2014. Rental income was $61,000 for four properties leased for the 12-week period ended November 4, 2013.

Income Taxes - The income tax provision totaled $0 for the quarter of fiscal of 2014 and fiscal 2013. The Company has deferred income tax assets of $0 on November 3, 2014 and January 27, 2014. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of November 3, 2014.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 12-weeks ended November 3, 2014 and November 4, 2013, the Company did not incurred any professional fees and bankruptcy costs related to the bankruptcy.

Forty Weeks Ended November 3, 2014 compared to Forty Weeks Ended November 4, 2013

Overview - The Company has a consolidated net income for the 40-week period ended November 3, 2014 of 1,336,000 or $0.42 per diluted share as compared with net income of $115,000 or $0.04 per diluted share for the comparable prior year period, a change of approximately $1.2 million from the prior year period. The increase in the net income is primarily due to gain on sale of assets in the current period of $870,000 compared loss on sale of assets of $11,000 in the prior year period and lower interest expense in the current fiscal year.

Revenues - Total revenues decreased approximately $4.1 million or 17.9% from $22.9 million in the 40 weeks ended November 4, 2013 to $18.8 million in the 40 weeks ended November 3, 2014. The decrease in revenues was primarily attributable to the closure of ten restaurants in the current fiscal year resulting in a sales decline of approximately $4.2 million. The decline in sales was partially offset by approximately $90,000 increase in comparable same store sales.

Food costs - Food costs as a percentage of total revenues decreased from 36.6% during the 40-week period ended November 4, 2013 to 36.1% during the 40-week period ended November 3, 2014. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from the closure of underperforming stores. Food costs decreased by approximately $1.6 million in the 40-week period ended November 3, 2014, primarily due to the net decrease of ten stores in the current period.

Labor - Labor costs as a percentage of total revenues increased from 36.0% during the 40-week period ended November 4, 2013 to 34.5% during the 40-week period ended November 3, 2014. The decrease as a percentage of total revenues was primarily attributable to the closure of underperforming stores. Labor costs decreased by approximately $1.8 million in the 40-week period ended November 3, 2014, primarily due to the net decrease of ten stores in the current period.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 16.5% during the 40-week period ended November 4, 2013 to 17.9% during the 40-week period ended November 3, 2014. Occupancy and other expense decreased approximately $406,000 in the 40-week period ended November 3, 2014 primarily due to the net decrease of ten stores in the current fiscal year. The increase for the 40-week period ending November 3, 2014 as a percentage of total revenues was primarily attributable to an increase in rent and advertising expenses in the current compared to the same period last year.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 4.1% during the 40-week period ended November 4, 2013 to 4.9% during the 12-week period ended November 3, 2014. General and administrative expense decreased from $941,000 during the 40-week period ended November 4, 2013 to $917,000 during the 40-week period ended November 3, 2014. The increase as a percentage of total revenues was primarily attributable to a decrease in total revenues primarily due to the net decrease of ten stores in the current period compared to the prior year.

Depreciation and Amortization - Depreciation and amortization expense decreased from $804,000 during the 40-week period ended November 4, 2013 to $560,000 during the 40-week period ended November 3, 2014.

Impairment of Long-lived Assets - During the 40-week period ended November 3, 2014, the Company recorded $47,000 of impairments expense and $44,000 of impairment expense in the prior year.

Interest Expense - Interest expense decreased from $784,000 during the 40-week period ended November 4, 2013 to $442,000 during the 40-week period ended November 3, 2014. The decrease was attributable to lower debt balances in the 40-week period ended November 3, 2014 compared to the prior year.

Other income - Other income consists primarily of rental income from the Company’s leased properties. Rental income was $238,000 for five properties leased for the 40-week period ended November 3, 2014. Rental income was $260,000 for three properties leased for the 40-week period ended November 4, 2013.

Income Taxes - The income tax provision totaled $0 and $7,000 first three quarters of fiscal of 2014 and fiscal 2013, respectively. The Company has deferred income tax assets of $0 on November 3, 2014 and January 27, 2014. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of November 3, 2014.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 40-weeks ended November 3, 2014 and November 4, 2013, the Company incurred professional fees and bankruptcy cost (benefits) related to the bankruptcy totaling $(28,000) and $31,000, respectively.

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

As of November 3, 2014, the Company had $346,000 in cash.  Cash and cash equivalents decreased by $61,000 during the 40-weeks ended November 3, 2014. The net working capital deficit was $5.8 million and $8.1 million at November 3, 2014 and January 27, 2014, respectively. The Company spent approximately $186,000 on capital expenditures during the 40-weeks ending November 3, 2014. In the first three quarters of fiscal 2014 the Company sold properties netting approximately $3.8 million in proceeds all which was used to pay Wells Fargo. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash used by operations was approximately $(313,000) for the 40-weeks ending November 3, 2014 and provided by operations of $325,000 for the 40-weeks ending November 4, 2013. The decrease in cash generated from operating activities for the 40-week period ending November 3, 2014 was primarily due to fewer profitable restaurants in the current fiscal year as compared to the prior year.

Cash used by financing activities was approximately $3.3 million for the 40-weeks ending November 3, 2014 compared to $2.9 million for the 40-weeks ending November 4, 2013. During the periods, the Company made net debt payments of approximately $3.0 million and $3.7 million, had checks written in excess of bank balance changes of approximately $(255,000) and $241,000, had proceeds from issuance of long-term debt of approximately $0 and $518,000 and incurred loan costs of $15,000 and $8,000, respectively.

The following table is a summary of the Company’s outstanding debt obligations.

Type of Debt	November 3, 2014 Total Debt	November 3, 2014 Current Portion	January 27, 2014 Total Debt	January 27, 2014 Current Portion
Real Estate Mortgages	$3,666,000	$146,000	$4,501,000	$244,000
Bank Debt-Term	-	-	2,168,000	1,312,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,658,000	$146,000	$8,661,000	$1,556,000

The Company had a Credit Facility with Wells Fargo Bank, N.A. The Credit Facility includes an $8,000,000 term loan and a $2,500,000 revolving line of credit. On December 17, 2012, the Bankruptcy Court entered an order confirming the Second Amended Plan. The Confirmation Order required the Company to pay the Wells Fargo Secured Claim. The Wells Fargo Loan was paid in full in July 2014.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This secured loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of November 3, 2014 and January 27, 2014. The Company expensed $85,000 and $50,000 for interest related to its loans from Mr. Wheaton during the first 40 weeks of fiscal 2015 and fiscal 2014, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Company used the funds borrowed from Mr. Wheaton for working capital requirements.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of November 3, 2014 or November 4, 2013. Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, totaled 22,000 shares for the fiscal quarters ending November 3, 2014 and November 4, 2013. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the 40-week period ending November 3, 2014 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of November 3, 2014 and January 27, 2014 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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