Form 10-K
period 2015-01-26
STAR BUFFET INC
filed 2016-08-18
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

At August 11, 2014, the last business day of the registrant’s second fiscal quarter for Registrant’s 2015 fiscal year, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the OTC Pink Sheets on August 11, 2014, ($0.75 per share) was $1,158,000. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 8, 2016, the registrant had 3,213,075 shares of common stock outstanding.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 26, 2015

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

PART I

Item 1. Business

Significant Events

The filing of this Annual Report on Form 10-K for the year ended January 26, 2015 (“fiscal 2015”) and the future filing of Quarterly Reports on Form 10-Q for the quarterly periods ended May 18, 2015, August 10, 2015, November 2, 2015 and the Form 10-K for the year ended January 25, 2016 (“fiscal 2016”) have been delayed as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as described below under the heading “Chapter 11 Reorganization” and the Company’s lack of financial resources to address the regulatory requirements.

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

Overview

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept holding company. As of January 26, 2015, the Company, through eight independently capitalized subsidiaries operated six 4B’s restaurants, four JB’s restaurants, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one Barnhill’s Buffet restaurant, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. The Company also had three restaurants closed for remodeling and repositioning of which two restaurants were leased to third-party operators and one used as a warehouse. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Tennessee, Texas and Utah. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah. As a result of the significant developments identified below, the Company’s holdings have changed significantly. The Company was incorporated on July 28, 1997 in Delaware.

Recent Developments

The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. Over the past five fiscal years, the Company has closed 35 restaurants that have experienced deteriorating operating results and for which our management has assessed a low probability of near term prospects of reversing such trends. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well. There may be further restaurant unit closures in the future as our management continues to evaluate operating results. However, our management believes that it has closed and incurred impairment charges on the substantial number of restaurant units that have exhibited poor operating results. The Company continues to explore the expansion of its non-buffet brands as those recently have generally performed better. As a result of the store closings, the Company will experience significantly lower revenue levels than those in the recent past. Our management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and, together with the proceeds from the sale of certain of its properties, to pay its scheduled debt repayments.

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

Restaurant Concepts

As of January 26, 2015, the Company operated six 4B’s restaurants, four JB’s restaurants, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one Barnhill’s Buffet restaurant, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. The Company also had three restaurants closed for remodeling and repositioning of which two restaurants were leased to third-party operators and one used as a warehouse.

The Company, through its wholly-owned Barn Restaurants, Inc. (“Barn Rest”) subsidiary operated as of January 26, 2015 one Barnhill’s Buffets with a perpetual right to utilize the Barnhill’s name and related intellectual property. The restaurant is located in Arkansas. The restaurant is approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned 4B’s Holdings, Inc., (“4B’s”) subsidiary operated as of January 26, 2015 six 4B’S restaurants located in Montana. The 4B’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers. The Company closed one 4B’s restaurant in fiscal 2014.

The Company, through its wholly-owned JB’s Star Holdings, Inc., (“JB’s Star”) subsidiary, operated as of January 26, 2015 four JB’s restaurants in Idaho (2), Montana (1), and Utah (1). The JB’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers. The Company closed one JB’s in Montana in fiscal 2014.

The Company, through its wholly-owned StarTexas Restaurants, Inc., (“StarTexas”) subsidiary, operated as of January 26, 2015 one Pecos Diamond Steakhouse in Dumas, Texas and one in Artesia, New Mexico and a Bar-H Steakhouse in Dalhart, Texas. The Pecos Diamond Steakhouse and Bar-H Steakhouse are approximately 5,000 square feet with seating capacity for 150 customers.

The Company, through its wholly-owned Casa Bonita Denver, Inc., (“Casa Denver”) subsidiary, operated as of January 26, 2015 a Casa Bonita restaurant located in Colorado. The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 1,400 customers.

The Company also operated as of January 26, 2015 of one restaurant in Florida under the brand name BuddyFreddys. The BuddyFreddys is approximately 9,000 square feet and seats approximately 300 customers. In addition the Company has one Western Sizzlin restaurant located in Arkansas and one in Mississippi. These restaurants range from 5,000 to 7,000 square feet and seat approximately 150 to 250 customers.

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

Item 2. Properties

The Company’s operating restaurants are primarily freestanding locations. As of January 26, 2015, 14 of 21 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2015 to 2039. The majority of the leases contain renewal options. All leases provide for specified periodic rental payments and many call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, carry property and general liability insurance and pay associated taxes and expenses. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

The following is a summary of the Company's restaurant properties as of January 26, 2015:

Total
Owned	7
Leased	14
Total	21

As of January 26, 2015, the Company’s restaurants are located in the following states:

State	Total
Arkansas	2
Colorado	1
Florida	3
Idaho	2
Mississippi	1
Montana	7
New Mexico	1
Texas	2
Utah	2
Total	21

As of January 26, 2015, the Company’s non-operating restaurants are located in the following states:

State	Total
Florida	2
Utah	1
Total	3

Two of the three non-operating restaurants have been leased to a third-party operators and one non-operating restaurant was used as warehouse.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is quoted on the OTC Pink Sheets under the symbol “STRZ”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of August 8, 2016, there were less than 300 holders of record. The following table sets forth the range of high and low bid information for the Common Stock for the fiscal years 2015 and 2014.

Fiscal Year	2015		2014
	High	Low	High	Low
First Quarter	$1.54	$0.78	$2.95	$2.25
Second Quarter	0.90	0.55	2.63	2.10
Third Quarter	1.00	0.65	2.39	1.60
Fourth Quarter	1.00	0.75	2.00	0.85

Dividends. The Reorganization does not allow payment of dividends until all creditors are paid in full.

Equity Compensation Plan Information.

The following table gives information about our shares of Common Stock that may be issued under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,000	$6.70	507,000
Equity compensation plans not approved by security holders	—	—	—
Total	22,000	$6.70	507,000

The exercise price of the options granted and exercisable at January 26, 2015 is $6.70 for 22,000 options. These options expired in February 2015.

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

Operations

The operating results for the 52-week period ended January 26, 2015 and for the 52-week period ended January 27, 2014 are as follows:

The operating results for the 52-week period ended January 26, 2015 included 52 weeks of operations for the Company’s five 4B’s restaurants, four JB’s restaurants, one Barnhill’s Buffet restaurant, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant, and one Bar-H Steakhouse. The results also included the one Barnhill’s Buffet restaurant for 27 weeks. The results also included one 4B’s restaurant for 12 weeks. The Company also had three restaurants closed for remodeling and repositioning of which two restaurants were leased to third-party operators and one used as a warehouse.

The operating results for the 52-week period ended January 27, 2014 included 52 weeks of operations for the Company’s five 4B’s restaurants, four JB’s restaurants, two Barnhill’s Buffet restaurants, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant, and one Bar-H Steakhouse. The results also included the following restaurants that were closed at some point during the year, one JB’s restaurant for 34 weeks, one Barnhill’s Buffet restaurant for 25 weeks, one JB’s restaurant for 49 weeks and one for 40 weeks and one JJ North’s restaurant for 21 weeks and one for 17 weeks. The results also included three K-BOB’S Steakhouses for 13 weeks and one Big Rock Cafe for 15 weeks during the summer of fiscal 2014. The Company also had seven restaurants closed for remodeling and repositioning of which two were used as warehouses and four restaurants were leased to third-party operators.

The consolidated net income of $2,560,000 of $0.80 per diluted share for fiscal 2015 was approximately $3.8 million greater than the net loss of $(1,244,000) or $(0.39) per diluted share for the prior year. The increase in the results is due primarily to $1.2 million gain on sale of assets, $895,000 decrease in impairment expense, $476,000 decrease in interest expense and $710,000 decrease in bankruptcy costs. Total revenues decreased approximately $4.3 million or 15.5% from $27.8 million in fiscal 2014 to $23.5 million in fiscal 2015. The decrease in revenues was primarily attributable to one store closing during the year and nine stores closed in the prior year resulting in a decrease of approximately $4.7 million partially offset by increases in comparable same store sales of approximately $200,000 or 0.8% and by one new opening resulting in approximately $200,000 in revenue.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the fifty-two weeks ended January 26, 2015 (“Fiscal 2015”), and for the fifty-two weeks ended January 27, 2014 (“Fiscal 2014”).

	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended
	January 26, 2015	January 27, 2014
Total revenues	100.0%	100.0%
Costs, expenses and other:
Food costs	36.2	36.7
Labor costs	35.2	36.4
Occupancy and other expenses	16.9	17.0
General and administrative expenses	4.5	4.3
Depreciation and amortization	2.9	3.7
Goodwill expense	-	-
Impairment expense	0.2	3.4
Total costs and expenses	95.9	101.5
Income (loss) from operations	4.1	(1.5)
Interest expense	2.4	3.8
Gain on sale of assets	5.1	0.0
Other income, net	1.5	1.0
Net (loss) before reorganization items and income taxes	8.3	(4.3)
Reorganization items income (expense), net	2.9	(0.1)
Income taxes	0.3	0.1
Net (Loss)	10.9%	(4.5)%

Comparison of Fiscal 2015 to Fiscal 2014

Total revenues decreased approximately $4.3 million or 15.5% from $27.8 million in Fiscal 2014 to $23.5 million in Fiscal 2015. The decrease in revenues was primarily attributable to one store closings during Fiscal 2015 and nine stores closed in Fiscal 2014 resulting in a decrease of approximately $4.7 million, which in turn was partially offset by increases in comparable same store sales of approximately $200,000 or 0.8% and by one new restaurant opening resulting in an approximately additional $200,000 in revenue in Fiscal 2015 as compared to Fiscal 2014.

Food costs as a percentage of total revenues decrease from 36.7% during in Fiscal 2014 to 36.2% in Fiscal 2015. Food costs decreased by approximately $1.7 million in Fiscal 2015 primarily due to the closure of one store in Fiscal 2015 and nine stores during Fiscal 2014. The decrease in percentage for Fiscal 2015 was primarily attributable to an increase in the percentage of our total revenues recognized from the Casa Bonita restaurant, which has traditionally had a lower food costs as a percentage of revenues than the other restaurants.

Labor costs as a percentage of total revenues decreased from 36.4% during Fiscal 2014 to 35.2% in Fiscal 2015. Labor costs decreased by approximately $1.8 million in Fiscal 2015 primarily due to the closure of one store in Fiscal 2015 and nine stores during Fiscal 2014. The labor cost as a percentage of total revenues decreased primarily due to closure of higher labor cost stores.

Occupancy and other expenses as a percent of total revenues decreased from 17.0% in Fiscal 2014 to 16.9% in Fiscal 2015. Occupancy and other expenses decreased in Fiscal 2015 by approximately $763,000 primarily due to the closure of one store in Fiscal 2015 and nine stores during Fiscal 2014, which had generally been underperforming restaurants.

General and administrative expenses as a percentage of total revenues increased from 4.3% in Fiscal 2014 to 4.5% in Fiscal 2015. The increase as a percentage of revenue was primarily attributable to the closure of one store in Fiscal 2015 and nine stores during Fiscal 2014, which resulted in lower revenue. However, the amount of general and administrative expenses decreased from $1,203,000 in Fiscal 2014 to $1,046,000 in Fiscal 2015, a decrease of approximately $157,000, primarily due to lower auditing fees.

Depreciation and amortization expense decreased from $1,020,000 in Fiscal 2014 to $667,000 in Fiscal 2015, a decrease of approximately $353,000. The decrease was primarily attributable to fewer restaurants operated in Fiscal 2015 as compared to Fiscal 2014.

Impairment expense as a percentage of total revenues decreased from 3.4% in Fiscal 2014 to 0.2% in Fiscal 2015. The impairment expense in Fiscal 2015 and Fiscal 2014 relates to stores where the carrying amount of the assets exceeded the estimated fair values of the related property and equipment. Total impairment expense related to property, building, equipment and franchise, license and other charged to operations was $47,000 and $942,000 for Fiscal 2015 and Fiscal 2014, respectively, a decrease of approximately $895,000, and is summarized as follows:

	January 26, 2015	January 27, 2014
Land, building and leasehold improvement impairment	$-	$899,000
Equipment impairment	47,000	43,000
Total impairment	$47,000	$942,000

Interest expense as a percentage of total revenues decreased from 3.8% in Fiscal 2014 to 2.4% in Fiscal 2015 primarily as the result of the Company reducing its total debt from $8,661,000 at the end of Fiscal 2014 to $4,733,000 at the end of Fiscal 2015, a decrease of approximately $3,928,000. Actual interest expense decreased from $1,049,000 in Fiscal 2014 to $573,000 in Fiscal 2015, a decrease of approximately $476,000.

Reorganization items income (expense) was a $39,000 expense in Fiscal 2014 and $671,000 income in Fiscal 2015, an increase in reorganization items income of approximately $710,000. Star and Summit both filed for bankruptcy in September 2011. For Fiscal 2014, the Company incurred professional fees related to the bankruptcy of $39,000. For Fiscal 2015, the Company had reorganization items income of $671,000, which was primarily related to adjustments from unsecured creditor claims settlements.

The income tax provision totaled $62,000, or 0.3% of pre-tax income, in Fiscal 2015 as compared to $19,000 or, 0.1 % of pre-tax income, in Fiscal 2014, an increase of approximately $43,000. The Company has deferred income tax assets of $0 for Fiscal 2015 and Fiscal 2014, respectively. Income taxes for Fiscal 2015 and Fiscal 2014 are:

	Fiscal 2015	Fiscal 2014
Current(benefit) provision	$62,000	$19,000
Deferred provision	—	—
Total	$62,000	$19,000

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from our principal shareholder.

As of January 26, 2015, the Company had $334,000 in cash.  Cash and cash equivalents increased by $49,000 during the fiscal year ended January 26, 2015. The net working capital deficit was $4.6 million and $8.1 million at January 26, 2015 and January 27, 2014, respectively. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $299,000 on capital expenditures in fiscal 2015. In fiscal 2015 the Company sold nine properties netting approximately $5.4 million in proceeds which was used to pay Wells Fargo and creditors. The Company has $1,550,000 from the issuance of a note receivable as part of the sale of a property in Scottsdale, Arizona.

Cash (used) provided by operations was $(1,141,000) for fiscal 2015 and $653,000 for fiscal 2014.

Cash used by financing activities was approximately $3.9 million. The Company made net debt payments of approximately $3.9 million and had loan costs of $6,000 in fiscal 2015. In fiscal 2014, cash used by financing activities was approximately $3.3 million. The Company made net debt payments of approximately $4.0 million and had loan costs of $10,000. The Company had loan proceeds of approximately $518,000.

The following table is a summary of the Company’s outstanding debt obligations.

	Total Debt
	January 26,	January 26,	January 27,	January 27,
	2015	2015	2014	2014
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,723,000	$107,000	$4,478,000	$244,000
Other - Miscellaneous	18,000	6,000	23,000	-
Bank Debt -Term	-	-	2,168,000	1,312,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,773,000	$113,000	$8,661,000	$1,556,000

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

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 26, 2015 and January 27, 2014. The Company expensed $100,000 and $77,000 to Mr. Robert E. Wheaton for interest during fiscal 2015 and fiscal 2014, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements.

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

Off-Balance Sheet Arrangements

As of January 26, 2015, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s commitments and contractual obligations include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$4,733	$113	$250	$512	$3,858
Operating leases (3)	17,815	871	1,592	1,546	13,806
Total contractual cash obligations	$22,548	$984	$1,842	$2,058	$17,664

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

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 26, 2015, included in this report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements since the judgments effect a significant portion of the financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 26, 2015 and January 27, 2014.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 26, 2015 and January 27, 2014 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 26, 2015 and January 27, 2014. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

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

Other Long-Term Liabilities

The Company has installments agreements with the Internal Revenue Service for past due taxes. The long-term portion is $1,105,000 and $1,662,000 for January 26, 2015 and January 27, 2014, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. The filing of this Annual Report on Form 10-K for the year ended January 26, 2015 (“the fiscal 2015”) and the future filing of Quarterly Reports on Form 10-Q for the quarterly periods ended January 25, 2016 (“the fiscal 2016”) have been delayed primarily as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as described below under the heading “Chapter 11 Reorganization” and the Company’s lack of resources to address the regulatory requirements.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 26, 2015. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of January 26, 2015 and that two material weaknesses and one significant deficiency existed for the periods covered. The material weaknesses and significant deficiency identified included:

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

CORPORATE GOVERNANCE

Board of Directors

Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., a majority of the Board of Directors, have been determined by the board of directors to be independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Standards. Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Compensation Committee. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Audit Committee, on which Todd S. Brown serves as the audit committee financial expert. Mr. Brown’s relevant experience is included with his biographical information set forth above. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Nominating Committee. The board of directors held two meetings during the Company’s fiscal year ended January 26, 2015.

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

Audit Committee

The audit committee (the “Audit Committee”) is currently comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of whom Todd S. Brown is the audit committee financial expert. The Audit Committee is established in accordance with Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended. All members of the Audit Committee are financially literate and are "independent" as contemplated by Item 401(h)(iii) to Regulation S-K and by applicable listing standards. The Audit Committee held one meeting during the Company’s fiscal year ended January 26, 2015.

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

Compensation Committee

The compensation committee (the “Compensation Committee”) is comprised of Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” as contemplated by applicable listing standards. The Compensation Committee considers the hiring and retention of corporate officers, salary and incentive compensation policies for officers and directors, and the granting of stock options to employees. The Compensation Committee held zero meeting during the Company’s fiscal year ending January 26, 2015 since the Plan prohibits changes to corporate officer’s salary until the unsecured creditors are paid. Additional information regarding the functions, procedures and authority of the Compensation Committee is provided in Item 11, Executive Compensation below. The Compensation Committee does not have a charter.

Nominating Committee

The nominating committee (the “Nominating Committee”) is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” as contemplated by applicable listing standards. The Nominating Committee assists our board of directors by identifying individuals qualified to become board members, by recommending director nominees for election at the annual meeting of stockholders or for appointment to fill vacancies on the board of directors, and by developing and recommending corporate governance guidelines. The Nominating Committee held zero meeting during the Company’s fiscal year ended January 26, 2015. Our board of directors has adopted a charter for the Nominating Committee. The Nominating Committee charter is available on our website, www.starbuffet.com.

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

Based solely on our review of the copies of these forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during Fiscal 2015, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were timely satisfied.

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

Role of Consultants.

The Company and the Compensation Committee has not engaged the services of compensation consultants, but either or both may do so upon a case-by-case basis as circumstances warrant. No compensation consultants were involved in settling the compensation of the CEO or other officers of the Company during the fiscal year ending January 26, 2015.

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

For the fiscal year ending January 26, 2015, the CEO earned the $25,000 minimum bonus plus an additional $0 in performance-based bonus based on the Company’s decision to temporarily suspend certain components of the executive bonus program for the fiscal year. The decision on the executive bonus was made in order to conserve cash, to ensure compliance with the Plan, and to align the executive bonus program with modifications made in store level bonus programs. The minimum annual bonus is reported in column (d) and the additional performance-based bonus is reported in column (e) in the Summary Compensation Table below.

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

In the fiscal year ending January 26, 2015, the Compensation Committee did not grant any stock options or other equity awards to the CEO or other officers or directors of the Company under the Stock Plan.

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

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer during a tax year or to any of the company’s four other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that meets the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the Company’s shareholders). The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officer. The CEO’s compensation in the fiscal year ending January 26, 2015 did not exceed the $1 million deduction limit.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation paid or earned by the CEO of the Company for the three fiscal years ended January 26, 2015.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Robert E. Wheaton	2015	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chairman of Board,	2014	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chief Executive Officer	2013	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chief Financial Officer
and President

__________

(1)	The amount shown represents the annual minimum guaranteed bonus earned by and paid to the CEO for the fiscal years ending January 26, 2015, January 27, 2014 and January 28, 2013.

(2)

The amount shown represents the annual performance-based bonus award earned by the CEO for the fiscal years ending January 26, 2015, January 27, 2014 and January 28, 2013, which award, if any, is payable in the next fiscal year.

(3)

"Other Annual Compensation" consists of $12,000 in automobile reimbursement allowance and $23,495, $23,495 and $23,495, respectively, for the years ending January 26, 2015, January 27, 2014 and January 28, 2013, in medical expense reimbursement payments to the CEO.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based compensation awards granted to the CEO during the fiscal year ended January 26, 2015.

Name	Grant Date	Possible Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold	Maximum
		($)	($)
(a)	(b)	(c)	(d)
Robert E. Wheaton (1)	6/22/2009	$1	$225,000

  __________

(1)

In order to conserve cash, better ensure compliance with loan covenants, and to align the executive bonus program with modifications made in store level bonus programs, the Company has temporarily suspended certain components of the executive bonus program for fiscal years 2009 through 2015; therefore the Non-Equity Incentive Plan Award earned by the CEO in these years was $0. No stock options or other stock awards were granted to the CEO in the fiscal year ending January 26, 2015.

Outstanding Equity Awards at Year-End

The following table sets forth information concerning plan-based compensation awards granted to the CEO during the fiscal year ended January 26, 2015.

 Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Options exercise price ($)	Option expiration date

(a)	(b)	(c)	(d)	(e)	(f)
Robert E. Wheaton	-	-	-	-	-

The CEO did not exercise any Company stock options in the fiscal year ending January 26, 2015. As of January 26, 2015, the CEO held no compensatory stock or equity awards in the Company.

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

Amounts Payable upon Termination of Employment Without Cause or Resignation For Good Reason

If the Company had terminated the CEO’s employment without “cause” on January 26, 2015 or the CEO had resigned his employment for “good reason” (including a change of control) on January 26, 2015, the CEO would have been entitled to the a lump sum cash payment from the Company in the amount of $1,000,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

Termination on Account of Death, Disability, Involuntary Termination For Cause or Voluntary Resignation Without Good Reason.

If the Company had terminated the CEO’s employment for “cause” on January 26, 2015 or the CEO had resigned his employment without “good reason,” or died on January 26, 2015, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $0. If CEO had become disabled on January 26, 2015, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $500,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

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

Compensation Paid to Directors in 2015

For the year ended January 26, 2015, all directors, excluding employee directors, received $2,000 for each regularly scheduled board meeting attended, $1,500 for each regularly scheduled committee meeting attended and $500 for each specially-called telephonic board or committee meeting. Directors who are also full-time employees of the Company did not receive any director fees. All directors are also reimbursed by the Company for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings. For the fiscal year ending January 26, 2015, the Company did not grant any stock options or other equity-based compensation to non-employee directors. Nor did it recognize or incur any financial accounting expense under ASC 718 related to equity compensation awards granted to non-employee directors in the 2015 fiscal year or prior years.

Director Summary Compensation Table

The following table summarizes the compensation earned by or paid to the Company’s non-employee directors from the Company for the year ended January 26, 2015.

Name	Fees earned or paid in cash	Total
	($)	($)
(a)	(b)	(c) (1)
B. Thomas M. Smith	4,000	4,000
Thomas G. Schadt	4,000	4,000
Todd S. Brown	4,000	4,000
Craig B. Wheaton	4,000	4,000

 __________

(1)	As of January 26, 2015, the Company’s non-employee directors held options for the following number of Company common shares all of which were fully vested and exercisable on February 11, 2005:

Name	Grant Date	Number of Shares	Exercise Price	Expiration Date
Todd S. Brown	2/11/2005	10,000	$6.70	2/11/2015
Craig B. Wheaton	2/11/2005	6,000	$6.70	2/11/2015
Thomas G. Schadt	2/11/2005	6,000	$6.70	2/11/2015

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 26, 2015, none of the persons who served on our compensation committee had any interlocking relationship as defined by the Securities and Exchange Commission.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 26, 2015 and January 27, 2014. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. The Company expensed $100,000 and $77,000 to Mr. Robert E. Wheaton for interest during fiscal 2015 and fiscal 2014, respectively. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current on all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold six properties to Robert E. and Suzanne H. Wheaton during the fiscal year ended January 26, 2015 for a total purchase price of $4.2 million and $600,000 gain on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for each of the properties sold. The Company paid to Robert E. and Suzanne H. Wheaton $271,000 in rent for the fiscal year ending January 26, 2015. Subsequent to the fiscal year ending January 26, 2015, the Company sold one property to Robert E. and Suzanne H. Wheaton and leased the property back. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan.

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Auditors

The audit committee has appointed Larson and Company as our independent auditors for the fiscal year ending January 25, 2016.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports. Audit fees billed by Larson and Company were $111,000 in the fiscal year ended January 26, 2015 and were $95,000 in the fiscal year ended January 27, 2014.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees” and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company had no audit-related fees for the fiscal years ended January 26, 2015 and January 27, 2014.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters. Tax fees billed by CBIZ MHM, LLC were $40,000 in the fiscal year ended January 26, 2015 and were $16,000 in the fiscal year ended January 27, 2014.

All Other Fees

All other fees consist of fees billed for products and services not included above. The Company did not have any other fees for the fiscal years ended January 26, 2015 and January 27, 2014.

Audit Committee Pre-Approval

The audit committee’s policy is to pre-approve the fees and other compensation to be paid to our independent auditors, and to determine the scope of permitted non-audit services and pre-approve the provision of those services by our independent auditors. All non-audit services were pre-approved by the audit committee during fiscal 2015.

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
B. Thomas M. Smith, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STAR BUFFET, INC. AND SUBSIDIARIES

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries the (“Company”) as of January 26, 2015 and January 27, 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to present fairly, in all material respects, the financial position of Star Buffet, Inc. and Subsidiaries as of January 26, 2015 and January 27, 2014, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ LARSON & COMPANY PC

Larson & Company PC

Sandy, Utah

August 17, 2016

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 26, 2015	January 27, 2014

ASSETS

Current assets:
Cash and cash equivalents	$334,000	$285,000
Receivables, net	45,000	108,000
Inventories	329,000	311,000
Prepaid expenses	84,000	38,000
Total current assets	792,000	742,000
Property, buildings and equipment, net	5,676,000	11,868,000
Note receivable	1,550,000	-
Other assets, net	166,000	143,000
Intangible assets, net	33,000	33,000

Total assets	$8,217,000	$12,786,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable-trade	$645,000	$1,668,000
Checks written in excess of bank balance	250,000	255,000
Payroll and related taxes	1,336,000	1,405,000
Sales and property taxes	990,000	1,721,000
Rent, licenses and other	1,965,000	2,159,000
Income taxes payable	55,000	42,000
Current maturities of long-term debt	113,000	1,556,000
Total current liabilities	5,354,000	8,806,000
Deferred rent payable	12,000	-
Other long-term liabilities	1,105,000	1,662,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,628,000	5,113,000
Total liabilities not subject to compromise	11,091,000	17,573,000
Liabilities subject to compromise	800,000	1,447,000
Total liabilities	11,891,000	19,020,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(21,420,000)	(23,980,000)
Total stockholders' equity	(3,674,000)	(6,234,000)
Total liabilities and stockholders' equity	$8,217,000	$12,786,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 26, 2015	January 27, 2014

Total revenues	$23,459,000	$27,773,000
Costs and expenses and other
Food costs	8,502,000	10,188,000
Labor costs	8,263,000	10,100,000
Occupancy and other expenses	3,969,000	4,732,000
General and administrative expenses	1,046,000	1,203,000
Depreciation and amortization	667,000	1,020,000
Impairment expense	47,000	942,000
Total costs and expenses	22,494,000	28,185,000
Income (loss) from operations	965,000	(412,000)

Interest expense	573,000	1,049,000
Gain (loss) on sale of assets	1,201,000	(12,000)
Other income	358,000	287,000
Income (loss) before income taxes and reorganization	1,951,000	(1,186,000)

Total reorganization items income (expense)	671,000	(39,000)

Income tax provision	62,000	19,000

Net income (loss)	$2,560,000	$(1,244,000)

Net income (loss) per common share— basic and diluted	$0.80	$(0.39)

Weighted average shares outstanding— basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In		Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 28, 2013	3,213,000	$3,000	$17,743,000	$(22,736,000)	$(4,990,000)

Net loss	—	—	—	(1,244,000)	(1,244,000)

Balance at January 27, 2014	3,213,000	$3,000	$17,743,000	$(23,980,000)	$(6,234,000)

Net income	—	—	—	2,560,000	2,560,000

Balance at January 26, 2015	3,213,000	$3,000	$17,743,000	$(21,420,000)	$(3,674,000)

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 26, 2015	January 27, 2014
Cash flows from operating activities:
Net income (loss)	$2,560,000	$(1,244,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	667,000	1,020,000
(Gain) loss on sales of assets	(1,201,000)	12,000
Amortization of franchise, loan cost and licenses	14,000	3,000
Impairment of assets	48,000	942,000
Change in operating assets and liabilities:
Receivables, net	63,000	63,000
Inventories	(18,000)	94,000
Prepaid expenses	(46,000)	16,000
Deposits and other	(62,000)	44,000
Deferred rent payable	44,000	(28,000)
Accounts payable-trade	(1,023,000)	878,000
Income taxes payable	13,000	20,000
Other accrued liabilities	(1,552,000)	(1,049,000)
Net cash provided by operating activities before reorganization items	(493,000)	771,000
Reorganization items:
Other accrued liabilities	(648,000)	(118,000)
Net cash (used) provided by operating activities	(1,141,000)	653,000

Cash flows from investing activities:
Acquisition of trademark license	-	(8,000)
Acquisition of property, buildings and equipment	(299,000)	(389,000)
Proceeds from sale of fixed assets	5,428,000	3,038,000
Net cash used in investing activities	5,129,000	2,641,000

Cash flows from financing activities:
Payments on long term debt	(1,760,000)	(1,213,000)
Proceeds from issuance of long-term debt	-	518,000
Cash in excess of bank balance	(5,000)	255,000
Capitalized loan costs	(6,000)	(10,000)
Net cash (used) provided in financing activities before reorganization items	(1,771,000)	(431,000)
Reorganization items:
Payments on long term debt	(2,168,000)	(2,802,000)
Net cash (used) provided by financing activities	(3,939,000)	(3,252,000)

Net change in cash and cash equivalents	49,000	42,000

Cash and cash equivalents at beginning of period	285,000	243,000

Cash and cash equivalents at end of period	$334,000	$285,000

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

Basis of Presentation

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. The Company as of August 8, 2016 owns and operates 23 full-service restaurants located throughout the United States. At January 26, 2015 it owned and operated 18 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

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

Organization and Nature of Operations

As of January 26, 2015, the Company, through eight independently capitalized subsidiaries operated two Buffet restaurants and 16 Non-Buffet restaurants. The Company also had three restaurants closed for remodeling and repositioning of which two were leased to third-party operators and one was used as a warehouse. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Tennessee, Texas and Utah.

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

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 26, 2015 and January 27, 2014. The accounts receivable balances as of January 26, 2015 and January 27, 2014 were comprised of the following:

	January 26, 2015	January 27, 2014
Trade receivables and gift cards	$22,000	$71,000
Vendor rebates	23,000	37,000
Total receivables	$45,000	$108,000

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

Other Intangible Assets

Other intangible assets consist of trademarks and the JB's license agreement. The Company has recorded a $33,000 value for the 4B’s trademark for both the years ended January 26, 2015 and January 27, 2014. These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with ASC 350. We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. Management has conducted it annual impairment analysis and has concluded that the assets are not impaired as of January 26, 2015.

	Gross	Accumulated
Fiscal 2015	Carrying Amount	Amortization	Net
Franchise and license fees	$783,000	$(783,000)	$—
Trademarks	33,000	-	33,000
	$816,000	$(783,000)	$33,000

Fiscal 2014
Franchise and license fees	$783,000	$(783,000)	$—
Trademarks	33,000	-	33,000
	$816,000	$(783,000)	$33,000

The table below shows expected amortization for finite-lived intangibles as of January 26, 2015 for the next five years:

Fiscal Year
2016	$—
2017	—
2018	—
2019	—
2020	—
Thereafter	—
Total	$—

Amortization of franchise and license fees amounted to $0 for both the fiscal years ending January 26, 2015 and January 27, 2014.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $47,000 and $942,000 for the years ended January 26, 2015 and January 27, 2014, respectively.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $10,000 and $20,000 of pre-opening costs during fiscal 2015 and 2014.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 26, 2015 and January 27, 2014 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 26, 2015 and January 27, 2014. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $145,000 and $142,000, for the years ended January 26, 2015 and January 27, 2014, respectively.

Deferred Financing Fees

Deferred financing fees are amortized over of the life of the loan not exceed five years. Amounts charged to operations totaled $14,000 and $3,000, for the years ended January 26, 2015 and January 27, 2014, respectively.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses. Accruals for self-insured casualty losses include estimates of expected claims payments. Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals. Valuation reserves for the years ended January 26, 2015 and January 27, 2014, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 26, 2015	$10,500	$518	$(518)	$10,500
Year ended January 27, 2014	$34,350	$(21,279)	$(2,571)	$10,500

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

Weighted average common shares used in the years ended January 26, 2015 and January 27, 2014 to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock as their effect was anti-dilutive.

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

NOTE 4 — NOTES RECEIVABLE

Notes receivable consist of the following:

	January 26, 2015	January 27, 2014
Notes receivable from North's Restaurants, Inc.	$489,000	$489,000
Notes receivable from strategic partners	-	-
Total notes receivable	489,000	489,000
Less current portion	—	—
Less allowance	489,000	489,000
Notes receivable, net of current portion and allowance	$0	$0

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions. In most cases, these loans are secured and include, as part of the terms and conditions, the Company’s right to convert the loan into ownership of the restaurants. Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons. This financing strategy entails significant risk. Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  Currently, the Company has one loan receivable outstanding and the loan is in default. The Company has provided a full reserve of $489,000 for the North’s Restaurant, Inc. note receivable based on a decline in value of the note’s collateral. The Company had a note receivable of $215,000 forgiven as part of the April 4, 2013 settlement with the Tinsley group.

NOTE 5 — PROPERTY, BUILDINGS AND EQUIPMENT

The components of property, buildings and equipment used in restaurant operations are as follows:

	January 26, 2015	January 27, 2014
Property, buildings and equipment:
Furniture, fixtures and equipment	$6,484,000	$9,441,000
Land	1,250,000	3,147,000
Buildings and leasehold improvements	4,314,000	9,217,000
	12,048,000	21,805,000
Less accumulated depreciation and amortization	(8,097,000)	(12,840,000)
	$3,951,000	$8,965,000

The Company also has property in seven non-operating units. Four of the seven non-operating restaurants have been leased to third-party operators and three are closed for remodeling and/or repositioning at January 26, 2015. The components are as follows:

	January 26, 2015	January 27, 2014
Property, buildings and equipment leased to third parties:
Equipment	$679,000	$896,000
Land	400,000	955,000
Buildings and leaseholds	1,423,000	2,472,000
	2,502,000	4,323,000

Less accumulated depreciation and amortization	(1,129,000)	(1,783,000)
	$1,373,000	$2,540,000

	January 26, 2015	January 27, 2014
Property, buildings and equipment held for future use:
Equipment	$2,000	$2,000
Land	118,000	118,000
Buildings and leaseholds	340,000	340,000
	460,000	460,000

Less accumulated depreciation and amortization	(108,000)	(97,000)
	$352,000	$363,000

Depreciation expense for fiscal 2015 and 2014 totaled $667,000 and $1,020,000, respectively. The Company had $47,000 of impairment expense in fiscal 2015. The impairment expense of $942,000 in fiscal 2014 related primarily to store closures. Total impairment expense related to property, building and equipment charged to operations was $47,000 and $942,000 for the years ended January 26, 2015 and January 27, 2014, respectively is as follows:

	January 26, 2015	January 27, 2014
Land and building impairment	$-	$899,000
Equipment impairment	47,000	43,000
Total impairment expense	$47,000	$942,000

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

Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 26, 2015 and January 27, 2014. The Company expensed $100,000 and $77,000 to Mr. Robert E. Wheaton for interest during fiscal 2015 and fiscal 2014, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements.

Mortgages described in the following table are secured by the underlying real estate. Certain mortgages have interest rates that will change from fixed to variable in a future year.

Real Estate Mortgages			Original		Interest
	January 26,	January 27,	Maturity	Monthly	Rate
Lender	2015	2014	Date	Payment	(fixed)

Platinum Bank	$515,000	$545,000	7/17/17	$5,289	7.25%
Suzanne H. Wheaton	-	248,000	1/17/18	5,870	6.5%
Naisbitt Investment Co	-	19,000	11/16/15	840	7.5%
Dalhart Federal Savings & Loan	293,000	299,000	6/01/16	2,500	7.63%
Dalhart Federal Savings & Loan	28,000	29,000	7/01/18	231	6.75%
Victorium Corporation	-	150,000	2/01/18	3,669	7.5%
Fortenberry's Beef of Magee, Inc.	315,000	329,000	12/05/19	3,231	7.0%
Dalhart Federal Savings & Loan	301,000	307,000	9/01/18	2,550	7.375%
Dalhart Federal Savings & Loan	44,000	45,000	9/01/18	377	6.75%
Bank of Utah	-	385,000	4/23/19	9,075	6.25%
Farmers Bank & Trust Company	589,000	610,000	7/11/18	4,274	6.5%
Mainstreet Community Bank	638,000	666,000	8/26/14	6,100	7.5%
Stockman Bank	-	549,000	8/15/23	4,355	6.75%
Stockman Bank	-	297,000	8/15/23	2,301	6.75%
Total Real Estate Mortgages	$2,723,000	$4,478,000

Other Debt
Other Debt - Miscellaneous	$18,000	$23,000
Wells Fargo - Term	-	2,168,000
Note Payable to Officer	1,992,000	1,992,000
Total Other Debt	$2,010,000	$4,183,000
TOTAL DEBT	$4,733,000	$8,661,000
Less Current Maturities	(113,000)	(1,556,000)
Less Note Payable to Officer	(1,992,000)	(1,992,000)
Long Term Debt, Net of Current Maturities and Note Payable to Officer	$2,628,000	$5,113,000

Long term debt and note payable to officer matures in fiscal years ending after January 26, 2015 as follows:

Fiscal Year
2016	$113,000
2017	121,000
2018	129,000
2019	133,000
2020	379,000
Thereafter	3,858,000
Total	$4,733,000

NOTE 7 — LEASES

The Company occupies certain restaurants under long-term operating leases expiring at various dates through 2039. Many restaurant leases have renewal options to extend for terms of 2 to 16 years from the terms of the original agreement. Substantially all require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Minimum lease payments for all leases as of January 26, 2015 are as follows:

Fiscal year	Operating
2016	$871,000
2017	825,000
2018	767,000
2019	762,000
2020	784,000
Thereafter	13,806,000
Total minimum lease payments:	$17,815,000

Aggregate rent expense under non-cancelable operating leases during fiscal 2015 and 2014 are as follows:

	Fifty-Two Weeks Ended January 26, 2015	Fifty-Two Weeks Ended January 27, 2014
Minimum rentals	$901,000	$626,000
Straight-line rentals	12,000	(45,000)
Contingent rentals	67,000	61,000
	$980,000	$642,000

The Company reduces the deferred rent liability for stores in the year that were purchased or closed. There was not any in rent expense for stores purchased or closed in 2015 and 2014.

The rental income for the property, buildings and equipment leased to third parties (Note 5) in fiscal 2015 and fiscal 2014 was $338,000 and $287,000, respectively. The Company leased six and five non-operating units to tenants in fiscal 2015 and fiscal 2014, respectively. Rental income is recognized over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 26, 2015 are as follows:

Fiscal year
2016	$210,000
2017	147,000
2018	78,000
2019	78,000
2020	78,000
Thereafter	104,000
Total minimum lease payments:	$695,000

NOTE 8 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 26, 2015	January 27, 2014
Current:
Federal	$42,000	$—
State	$20,000	$19,000
	$62,000	$19,000
Deferred:
Federal	—	—
State	—	—
	—	—
	$62,000	$19,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty- Two
	Weeks Ended	Weeks Ended
	January 26, 2015	January 27, 2014
Income tax provision (benefit) at statutory rate	$870,000	$(425,000)
Increase (decrease) in valuation allowance	(818,000)	(2,858,000)
State income taxes	7,000	9,000
All other, net	3,000	3,293,000
	$62,000	$19,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 26, 2015	January 27, 2014
Current deferred tax assets:
Accrued vacation	$76,000	$76,000
Accrued expenses and reserves	59,000	58,000
Total deferred tax assets	135,000	134,000
Valuation allowance	(135,000)	(134,000)
Total current tax asset	—	—
Long-term deferred tax assets:
Net operating losses	5,346,000	6,075,000
Depreciation, amortization and impairments	11,000	101,000
Federal tax credits	590,000	590,000
Other	119,000	119,000
Total deferred tax assets	6,066,000	6,885,000
Valuation allowance	(6,066,000)	(6,885,000)
Total long term tax asset	—	—
Deferred tax assets	$—	$—

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets existing at January 26, 2015 based on the Company's expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

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

The stock option transactions and the options outstanding are summarized as follows:

	52 Weeks Ended		52 Weeks Ended
	January 26, 2015		January 27, 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	22,000	$6.70	22,000	$6.70
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	$—	—	$—
Outstanding at end of period	22,000	$6.70	22,000	$6.70

Exercisable at end of period	22,000	$6.70	22,000	$6.70

 The following summarizes information about stock options outstanding at January 26, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.70	22,000	1.0	$6.70	22,000	$6.70
	22,000			22,000

The intrinsic value of options outstanding was $0 as of fiscal years ending January 26, 2015 and January 27, 2014. There is no further compensation cost to recognize under this plan for any future years.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two	Fifty- Two
	Weeks	Weeks
	Ended	Ended
	January 26, 2015	January 27, 2014
Cash paid for income taxes	$50,000	$7,000
Cash paid for interest	314,000	505,000
Non-cash investing and financing activities are as follows:
None	$—	$—

NOTE 12 — RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  This loan dated June 15, 2007 was subordinated to the obligation to Wells Fargo Bank, N.A. which was subsequently paid in full. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 26, 2015 and January 27, 2014. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan of Reorganization. Quarterly interest-only payments on the principal portion will commence when the principal amount owing on the Wells Fargo Loan has been reduced to $1.5 million and continue until paid, provided that Debtors are current on all payments required by the Plan. The Company expensed $100,000 and $77,000 to Mr. Robert E. Wheaton for interest during fiscal 2015 and fiscal 2014, respectively. If Debtors are not current on all payments required by the Plan, the quarterly interest-only payments will not begin until Company bring such payments current. The Wells Fargo Loan has been paid in full and the Debtors are current on all payments required by the Plan. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold six properties to Robert E. and Suzanne H. Wheaton during the fiscal year ended January 26, 2015 for a total purchase price of $4.2 million and $600,000 gain on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for each of the properties sold. The Company paid to Robert E. and Suzanne H. Wheaton $271,000 in rent for the fiscal year ending January 26, 2015. Subsequent to the fiscal year ending January 26, 2015, the Company sold one property to Robert E. and Suzanne H. Wheaton and leased the property back. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan.

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

NOTE 14 — ACQUISITIONS

The Company did not have any major purchases in fiscal 2015 or fiscal 2014.

NOTE 15— SUBSEQUENT EVENTS

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