Form 10-Q
period 2015-05-18
STAR BUFFET INC
filed 2017-02-03
CIK 1043156

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 18, 2015

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

                                                       Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of January 23, 2017 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

EXPLANATORY NOTE

Star Buffet, Inc. and its subsidiaries (the “Company,” “we” or “us”) own and operate 24 full-service restaurants located throughout the United States as of January 23, 2017. As a consequence of its bankruptcy filing and proceedings described in this Quarterly Report on Form 10-Q (this “Report”) and a lack of available resources, the Company has not previously filed this Report with the Securities and Exchange Commission. In an attempt to bring it reporting obligations current, the Company is in the process of filing a number of historical reports.

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 15, 2015	January 26, 2015
ASSETS

Current assets:
Cash and cash equivalents	$2,062,000	$334,000
Receivables, net	39,000	45,000
Inventories	340,000	329,000
Prepaid expenses	85,000	84,000

Total current assets	2,526,000	792,000

Property, buildings and equipment, net	3,420,000	5,676,000

Notes Receivables, net	-	1,550,000
Other assets, net	164,000	166,000

Intangible assets, net	33,000	33,000

Total assets	$6,143,000	$8,217,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$675,000	$645,000
Checks written in excess of bank balance	-	250,000
Payroll and related taxes	1,381,000	1,336,000
Sales and property taxes	929,000	990,000
Rent, licenses and other	664,000	1,965,000
Income tax payable	59,000	55,000
Current maturities of obligations under long-term debt	61,000	113,000

Total current liabilities	3,769,000	5,354,000

Deferred Rent Payable	59,000	12,000
Other long-term liabilities	1,738,000	1,105,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	1,508,000	2,628,000

Liabilities not subject to compromise	9,066,000	11,091,000
Liabilities subject to compromise	-	800,000

Total liabilities	9,066,000	11,891,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,669,000)	(21,420,000)

Total stockholders’ equity	(2,923,000)	(3,674,000)

Total liabilities and stockholders’ equity	$6,143,000	$8,217,000

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 18,	May 19,
	2015	2014
Total revenues	$7,292,000	$7,411,000

Costs, expenses and other
Food costs	2,558,000	2,726,000
Labor costs	2,595,000	2,566,000
Occupancy and other expenses	1,453,000	1,297,000
General and administrative expenses	430,000	352,000
Depreciation and amortization	129,000	263,000

Total costs, expenses and other	7,165,000	7,204,000

Income from operations	127,000	207,000

Interest expense	115,000	199,000
Gain on sale of assets	762,000	250,000
Other income	105,000	85,000

Income before income taxes and reorganization items	879,000	343,000
Reorganization items, net	(108,000)	38,000
Income tax provision	(20,000)	-

Net income	$751,000	$381,000

Net income per common share – basic and diluted	$0.23	$0.12

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 18, 2015	May 19, 2014
Cash flows from operating activities:
Net income	$751,000	$381,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,000	263,000
Amortization of franchise, loan cost, licenses and other	14,000	3,000
Gain on sale of assets	(762,000)	(250,000)
Change in operating assets and liabilities:
Receivables, net	6,000	10,000
Inventories	(11,000)	(26,000)
Prepaid expenses	(1,000)	(53,000)
Deposits and other	(11,000)	(9,000)
Deferred rent payable	47,000	—
Accounts payable-trade	29,000	(283,000)
Income taxes payable	4,000	(4,000)
Other accrued liabilities	(1,484,000)	(39,000)
Net cash used by operating activities before reorganization items	(1,289,000)	(7,000)

Cash flows from investing activities:
Proceeds from notes receivable	1,550,000	—
Proceeds from the sale of assets	2,996,000	2,082,000
Acquisition of property, buildings and equipment	(107,000)	(58,000)
Net cash provided in investing activities	4,439,000	2,024,000

Cash flows from financing activities:
Checks written in excess of bank balance	(250,000)	(255,000)
Proceeds from the issuance of long-term debt	—	—
Payments on long term debt	(1,172,000)	(604,000)
Capitalized loan costs	—	(9,000)
Net cash used in financing activities before reorganization items	(1,422,000)	(868,000)
Reorganization items:
Payments on long term debt	—	(1,250,000)
Net cash used by financing activities	(1,422,000)	(2,118,000)

Net change in cash and cash equivalents	1,728,000	(101,000)

Cash and cash equivalents at beginning of period	334,000	285,000

Cash and cash equivalents at end of period	$2,062,000	$184,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$186,000	$121,000

Income taxes	$16,000	$4,000

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company as of January 23, 2017 owns and operates 24 full-service restaurants located throughout the United States. At May 18, 2015 it owned and operated 18 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s Restaurants®, JB’s, Casa Bonita® and BuddyFreddys®. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

The Company owns the trademarks and service marks for 4B’s Restaurants, Casa Bonita, BuddyFreddys, Holiday House®, Pecos Diamond Steakhouse®, Bar-H Steakhouse® and Whistle Junction®. The Company has agreements with North’s Restaurants, Inc. and Barnhill’s Buffets, Inc. for a perpetual, royalty-free, fully transferable license to use the intangible property of JJ North’s Country Buffet and Barnhill’s Buffet, respectively. The Company has a license agreement to use the JB’s trademark. Other marks referenced in this Report are the property of their owners.

Chapter 11 Reorganization

On September 28, 2011, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). The Company’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Plan”), which provided for the payment in full of all approved claims. A copy of the Confirmation Order and the Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Plan became effective on January 17, 2013. The payment obligations under the Plan were estimated to be in excess of $10 million.  The Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties.

On October 14, 2016, the Company settled the final unsecured creditor claim for $900,000. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2015. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in that Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through May 18, 2015. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of May 18, 2015 or May 19, 2014. Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, totaled 22,000 shares for the fiscal quarters ending May 18, 2015 and May 19, 2014. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the fiscal quarters ending May 18, 2015 and May 19, 2014 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

The carrying amounts of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The carrying amounts of the Company’s notes receivable and long-term debt approximate fair value and are based on discounted cash flows using market rates at the balance sheet dates. The Company does not estimate the fair value of the note payable to its Chief Executive Officer because of the related party nature of the transaction.

d) Inventories

Inventories consist of food, beverage, gift shop items and certain restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

e) Impairment of Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with Accounting Standards Codification 360, “Property, Plant and Equipment”.  The Company assesses whether an impairment write-down is necessary whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any impairment is recognized as a charge to earnings, which would adversely affect operating results in the affected period.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses of $0 and $0, respectively, associated with certain restaurant facilities for the sixteen weeks ended May 18, 2015 and May 19, 2014.

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

The components of property, buildings and equipment as of May 18, 2015 consist of 18 operating restaurant properties, one restaurant property that is leased to a third party, one non-operating restaurant that is used as a warehouse for equipment. The components of property, buildings and equipment as of January 26, 2015 consist of 18 operating restaurant properties, two restaurant properties that are leased to third parties and one non-operating restaurant that is used as a warehouse for equipment. The Company recorded depreciation expense of $129,000 and $263,000 for the sixteen weeks ended May 18, 2015 and May 19, 2014, respectively.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	May 18, 2015			January 26, 2015

Property, building and equipment:		Accum.			Accum.
(Dollars in Thousands)	Cost	Depr.	Net	Cost	Depr.	Net
Operating	9,396	(6,812)	2,584	12,048	(8,097)	3,951
Leased	1,174	(687)	487	2,502	(1,129)	1,373
Held for Future Use	460	(111)	349	460	(108)	352
Total	11,030	(7,610)	3,420	15,010	(9,334)	5,676

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of intangible assets as of May 18, 2015 and January 26, 2015. The Company’s intangible assets consist of franchise fees, license agreements and trademarks. Franchise fees and license agreements are amortized using the straight-line method over the terms of the agreements, which typically range from 10 to 20 years. Trademark assets have an indefinite asset life.

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

j) Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of May 18, 2015 and January 26, 2015 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update, which is part of the FASB's larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. This update does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount on the balance sheet. This amendment applies to all entities with a classified statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company notes this guidance will apply to its reporting requirements and will implement the new guidance accordingly.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation – Improvements to Employee Share-Based Payment Accounting. This new accounting standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted. We are assessing the potential impact to our financial statements and disclosures.

Note 3 – Related Party Transactions

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 18, 2015 and January 25, 2016. The Company expensed $38,000 and $39,000 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2016 and fiscal 2015, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the rate set forth in the Plan. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold six properties to Robert E. and Suzanne H. Wheaton during Fiscal 2015 for a total purchase price of $4.2 million and $600,000 gain on sale of assets and one property to Robert E. and Suzanne H. Wheaton during Fiscal 2016 for a total purchase price of $1.2 million and $200,000 loss on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for each of the properties sold. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan. The Company paid to Robert E. and Suzanne H. Wheaton $545,000 and $271,000 in rent for the fiscal years ending January 25, 2016 and January 26, 2015, respectively.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	May 18,	May 18,	January 26,	January 26,
	2015	2015	2015	2015
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$1,553,000	$55,000	$2,723,000	$107,000
Other-Miscellaneous	16,000	6,000	18,000	6.000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$3,561,000	$61,000	$4,733,000	$113,000

Note 5 - Commitments and Contingencies

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton three years of his salary plus bonus if he resigns related to a change of control of the Company, termination by the Company without cause or resignation for good reason.

On August 4, 2010 Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest.

In addition to the matter set forth above, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

Note 6 - Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission.

On June 1, 2015 the Company opened a JB’s Restaurant in Evanston, Wyoming.

On June 15, 2015 the Company opened a 4 Aces in Lewistown, Montana which is operated by our 4B’s brand.

On August 1, 2015 the Company opened a JB’s Restaurant in Kingman, Arizona.

On November 18, 2015 the Company opened the Original 4B’s Café in Deer Lodge, Montana.

On April 18, 2016 the Company purchased property in Missoula, Montana. The Company opened a 4B’s restaurant on November 23, 2016 on the property.

On May 3, 2016 the Company opened a Whistle Junction restaurant in Keystone, South Dakota. This seasonal restaurant was closed on October 2, 2016. The Company intends to reopen in May 2017.

On May 16, 2016 the Company opened a Finnegan’s Restaurant in Kalispell, Montana which is operated by our 4B’s brand.

On August 22, 2016 the Company opened a 4B’s Restaurant in Billings, Montana.

On November 9, 2016, the Robert E. Wheaton and Suzanne H. Wheaton personally guaranteed loan for $450,000 to finance the Missoula remodel was funded.

On November 23, 2016 the Company opened a 4B’s restaurant in Missoula, Montana.

On December 7, 2016 the Company received the Final Decree from the bankruptcy court closing the bankruptcy case.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2015. Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under-performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This quarterly report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting policies and other risks detailed in Item 1A of the Company’s Form 10-K for the fiscal year ended January 26, 2015, and other filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All these forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements.

Chapter 11 Reorganization

On September 28, 2011, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”). The Company’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Plan”), which provided for the payment in full of all approved claims. A copy of the Confirmation Order and the Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Plan became effective on January 17, 2013. The payment obligations under the Plan were estimated to be in excess of $10 million.  The Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties.

On October 14, 2016, the Company settled the final unsecured creditor claim for $900,000. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

Executive Summary

The Company owns and operates full-service restaurants located throughout the United States. At the time of its bankruptcy filing, it owned and operated 31 full-service restaurants, a number that reduced to 18 in late 2014. Since then, the Company has modestly expanded, increasing the number of restaurants it owns and operates to 24. The Company’s restaurants operate under various trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

Recent Developments

The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well in that unit. There may be further restaurant unit closures in the future as Management continues to evaluate operating results. The Company continues to explore the expansion of its non-buffet brands as those recently have generally performed better than buffet brands. Management believes the Company will generate sufficient cash flows from operations at these lower revenue levels to support its operations and pay its scheduled debt repayments.

Please refer to Note 6 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for other recent developments.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 18, 2015 and May 19, 2014, respectively.

	Sixteen Weeks Ended
	May 18,	May 19,
	2015	2014
Total revenues	100.0%	100.0%

Costs, expenses and other
Food costs	35.1	36.8
Labor costs	35.6	34.6
Occupancy and other expenses	19.9	17.5
General and administrative expenses	5.9	4.8
Depreciation and amortization	1.8	3.5
Total costs, expenses and other	98.3	97.2

Income from operations	1.7	2.8

Interest expense	1.6	2.7
Gain on sale of assets	10.4	3.4
Other income	1.5	1.1
Income before income taxes and reorganization items	12.0	4.6

Reorganization item, net	1.5	0.5

Income tax provision	0.3	-

Net income	10.2%	5.1%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of May 18, 2015 and January 26, 2015, respectively.

Concept	May 18, 2015	January 26, 2015

Operating Restaurants
4B’s	6	6
JB’s	4	4
Pecos Diamond Steakhouse	2	2
Western Sizzlin	2	2
Barnhill’s Buffet	1	1
BuddyFreddys	1	1
Casa Bonita	1	1
Bar-H Steakhouse	1	1
	18	18
Non-operating Restaurants
Leased to third parties	1	2
Warehouse	1	1
	2	3
Total	20	21

Sixteen Weeks Ended May 18, 2015 compared to Sixteen Weeks Ended May 19, 2014

Overview - The Company has a consolidated net income for the 16-week period ended May 18, 2015 of $751,000 or $0.23 per diluted share as compared with net income of $381,000 or $0.12 per diluted share for the comparable prior year period, an increase of approximately $370,000 from the prior year period. The increase in net income is primarily due to an increase in gain on sale of assets of $512,000 offset by a net increase of $146,000 reorganization items.

Revenues - Total revenues decreased approximately $119,000 or 1.6% from $7.4 million in the 16 weeks ended May 19, 2014 to $7.3 million in the 16 weeks ended May 18, 2015. The decrease in revenues was primarily attributable to the closure of one restaurant in fiscal 2015 resulting in a sales decline of approximately $591,000 offset by sales increases of approximately $247,000 or approximately 3.6% in comparable same store sales and one new store with approximately $225,000 in sales.

Food Costs - Food costs as a percentage of total revenues decreased from 36.8% during the 16-week period ended May 19, 2014 to 35.1% during the 16-week period ended May 18, 2015. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from the closure of underperforming stores.. Food costs decreased by approximately $168,000 in the 16-week period ended May 19, 2014, primarily due to lower wholesale food cost.

Labor - Labor costs as a percentage of total revenues increased from 34.6% during the 16-week period ended May 19, 2014 to 35.6% during the 16-week period ended May 18, 2015. The increase as a percentage of total revenues was primarily attributable to higher minimum wages primarily in Arkansas, Colorado, Florida and Montana. Labor costs increased by approximately $29,000 in the 16-week period ended May 18, 2015 as compared to the prior year.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 17.5% during the 16-week period ended May 19, 2014 to 19.9% during the 16-week period ended May 18, 2015. Occupancy and other expense increased approximately $156,000 in the 16-week period ended May 19, 2014 primarily due to increased rent expense.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 4.8% during the 16-week period ended May 19, 2014 to 5.9% during the 16-week period ended May 18, 2015. The increase for the 16 week period ended May 19, 2014 as a percentage of total revenues was primarily attributable to an increase in the costs related to insurance. Total General and administrative expense increased approximately $78,000 in the 16-week period ended May 18, 2015 as compared to the prior year.

Depreciation and Amortization - Depreciation and amortization expense decreased from $263,000 during the 16-week period ended May 19, 2014 to $129,000 during the 16-week period ended May 18, 2015. The decrease was primarily attributable to fewer restaurants in the current quarter compared to the same quarter in the prior fiscal year.

Interest Expense - Interest expense decreased from $199,000 during the 16-week period ended May 19, 2014 to $115,000 during the 16-week period ended May 18, 2015. The decrease was attributable to lower debt balances in the 16-week period ended May 18, 2015 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s properties leased to third parties. Rental income was $64,000 for four properties leased for the 16-week period ended May 18, 2015. The Company also had $8,000 net other income in the quarter. Rental income was approximately $85,000 for five properties leased for the 16-week period ended May 19, 2014.

Income Taxes - The income tax provision totaled $20,000 and $ 0, respectively, of pre-tax income for the first fiscal quarter of 2016 and 2015. The Company has deferred income tax assets of $0 on May 18, 2015 and January 26, 2015, respectively. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of May 18, 2015.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 16-weeks ended May 18, 2015 and May 19, 2014, the Company incurred professional fees and bankruptcy costs (benefits) related to the bankruptcy totaling 108,000 and $(38,000), respectively.

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

As of May 18, 2015, the Company had $2,062,000 in cash.  Cash and cash equivalents increased by $1,728,000 during the 16-weeks ended May 18, 2015. The net working capital deficit was $1.2 million and $4.6 million at May 18, 2015 and January 26, 2015, respectively. The Company spent approximately $107,000 on capital expenditures, had proceeds from the sale of properties of $3.0 million and had proceeds from note receivable of $1,550,000 during the 16-weeks ending May 18, 2015. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash used by operations was approximately $(1,289,000) for the 16-weeks ending May 18, 2015 and $(7,000) for the 16-weeks ending May 19, 2014, respectively. The decrease in cash generated from operating activities for the 16-week period ending May 18, 2015 was primarily due to reduction in other accrued liabilities of $1,484,000 in the current fiscal year as compared to $39,000 the prior year.

Cash used by financing activities was approximately $1.4 million for the 16-weeks ending May 18, 2015 compared to $2.1 million for the 16-weeks ending May 19, 2014. During the periods, the Company made net debt payments of approximately $1.2 million and $1.9 million, respectively.

The following table is a summary of the Company’s outstanding debt obligations.

	May 18,	May 18,	January 26,	January 26,
	2015	2015	2015	2015
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$1,553,000	$55,000	$2,723,000	$107,000
Other-Miscellaneous	16,000	6,000	18,000	6.000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$3,561,000	$61,000	$4,733,000	$113,000

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 18, 2015 and January 25, 2016. The Company expensed $38,000 and $39,000 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2016 and fiscal 2015, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the rate set forth in the Plan. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan. On January 17, 2013, Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton loaned Star $300,000 pursuant to a five year note payable.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for Fiscal 2015 included in the Company’s Annual Report filed on Form 10-K for Fiscal 2015. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the fiscal quarter ending May 19, 2014 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. There were no outstanding stock options for the quarter ending May 18, 2015.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of May 18, 2015 and January 26, 2015 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update, which is part of the FASB's larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. This update does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount on the balance sheet. This amendment applies to all entities with a classified statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company notes this guidance will apply to its reporting requirements and will implement the new guidance accordingly.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation – Improvements to Employee Share-Based Payment Accounting. This new accounting standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted. We are assessing the potential impact to our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This is not required for small issuers.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 18, 2015. Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the disclosure controls over financial reporting was not effective as of May 18, 2015.

Changes in Internal Control Over Financial Reporting

We have undertaken certain measures to remediate the material weakness involving untimely account reconciliations and inadequate record retention.

We have worked to ensure that account reconciliations are completed earlier in the accounting cycle.  The Company has dedicated staff to prepare account reconciliations prior to each quarter end. This measure was being implemented during Fiscal 2016, and is expected to materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company has eliminated its material weakness with regard to record retention by implementing a decentralized document management system to alleviate some of the challenges of retaining and locating paper documents during Fiscal 2016. Given that the Company is decentralized with each of its restaurant locations generating source documents that are core to our accounting function, management believes that having the accounting documents stored at each restaurant location will provide the Company with better ability to properly manage, account, and provide appropriate support for its business activities.

The Company is working to segregate certain functions in its IT department.

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

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2016 or fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On August 4, 2010 Spirit Master Funding, LLC (‘Spirit”) , a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest.

Except as set forth above, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended May 18, 2015, there were no material developments in any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

Item 1A. Risk Factors

This item is not applicable to small issuers; however, please refer to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2015 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are attached to this report unless noted as previously filed:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended May 18, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).
** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).
† Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Star Buffet, Inc.

Date: February 3, 2017	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President, Chief Financial Officer and Chairman

February 3, 2017	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer