Form 10-Q
period 2015-11-02
STAR BUFFET INC
filed 2017-02-03
CIK 1043156

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 2, 2015

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

 Yes     X     No

Indicate the number of shares outstanding of each of the. issuer's classes of common stock, as of the latest practicable date. As of January 23, 2017 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 2, 2015	January 26, 2015
ASSETS

Current assets:
Cash and cash equivalents	$826,000	$334,000
Receivables, net	45,000	45,000
Inventories	370,000	329,000
Prepaid expenses	134,000	84,000

Total current assets	1,375,000	792,000

Property, buildings and equipment, net	4,272,000	5,676,000

Notes Receivables, net	—	1,550,000
Other assets, net	182,000	166,000
Intangible assets, net	33,000	33,000
Total assets
Current assets:	$5,862,000	$8,217,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$508,000	$645,000
Checks written in excess of balance bank	—	250,000
Payroll and related taxes	1,485,000	1,336,000
Sales and property taxes	638,000	990,000
Rent, licenses and other	473,000	1,965,000
Income tax payable	25,000	55,000
Current maturities of obligations under long-term debt	124,000	113,000

Total current liabilities	3,253,000	5,354,000

Deferred Rent Payable	130,000	12,000
Other long-term liabilities	900,000	1,105,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,069,000	2,628,000

Liabilities not subject to compromise	8,344,000	11,091,000
Liabilities subject to compromise	—	800,000

Total liabilities	8,344,000	11,891,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,228,000)	(21,420,000)

Total stockholders’ equity	(2,482,000)	(3,674,000)

Total liabilities and stockholders’ equity	$5,862,000	$8,217,000

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2015	2014	2015	2014
Total revenues	$5,507,000	$4,869,000	$19,635,000	$18,815,000

Costs, expenses and other
Food costs	1,940,000	1,770,000	6,755,000	6,797,000
Labor costs	2,101,000	1,794,000	7,009,000	6,498,000
Occupancy and other expenses	1,216,000	925,000	3,876,000	3,376,000
General and administrative expenses	371,000	332,000	1,055,000	917,000
Depreciation and amortization	86,000	131,000	296,000	560,000
Impairment of long-lived assets	-	1,000	-	47,000

Total costs, expenses and other	5,714,000	4,953,000	18,991,000	18,195,000

Income (loss) from operations	(207,000)	(84,000)	644,000	620,000

Interest expense	57,000	114,000	234,000	442,000
Gain on sale of assets	-	569,000	762,000	870,000
Other income	41,000	97,000	185,000	260,000

Income (loss) before income taxes and reorganization items	(223,000)	468,000	1,357,000	1,308,000
Reorganization items, net	(2,000)	-	(120,000)	28,000
Income tax provision	(5,000)	-	(45,000)	-

Net income (loss)	$(230,000)	$468,000	$1,192,000	$1,336,000
Net income (loss) per common share – basic and diluted

	$ (0.07)	$0.15	$0.37	$0.42
Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,0753,213,075	3,213,0753,213,075

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 weeks Ended
	November 2, 2015	November 3, 2014
Cash flows from operating activities:
Net income	$1,192,000	$1,336,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	296,000	560,000
Amortization of franchise, loan cost and licenses	14,000	6,000
Gain on sale of assets	(762,000)	(870,000)
Impairment of long-lived assets	—	47,000
Change in operating assets and liabilities:
Receivables, net	(1,000)	64,000

Inventories	(41,000)	(37,000)
Prepaid expenses	(50,000)	(55,000)
Deposits and other	(16,000)	(32,000)
Deferred rent payable	118,000	30,000
Accounts payable-trade	(138,000)	(405,000)
Income taxes receivable	(30,000)	(5,000)
Other accrued liabilities	(2,697,000)	(937,000)
Net cash provided by operating activities before reorganization items	(2,115,000)	(298,000)
Reorganization items:
Other accrued liabilities	—	(15,000)
Net cash (used) by operating activities	(2,115,000)	(313,000)

Cash flows from investing activities:
Proceeds from notes receivable	1,550,000	—
Acquisition of property, buildings and equipment	(1,126,000)	(186,000)
Proceeds from the sale of fixed assets	2,996,000	3,833,000
Net cash provided in investing activities	3,420,000	3,647,000

Cash flows from financing activities:
Checks written in excess of bank balance	(250,000)	(255,000)
Proceeds from the issuance of long-term debt	1,330,000	—
Payments on long term debt	(1,878,000)	(814,000)
Capitalized loan costs	(15,000)	(15,000)
Net cash used in financing activities before reorganization items	(813,000)	(1,084,000)
Reorganization items:
Payments on long term debt	—	(2,189,000)
Net cash used in financing activities	(813,000)	(3,273,000)

Net change in cash and cash equivalents	492,000	61,000

Cash and cash equivalents at beginning of period	334,000	285,000

Cash and cash equivalents at end of period	$826,000	$346,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$300,000	$261,000

Income taxes	$75,000	$5,000

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company as of January 23, 2017 owns and operates 24 full-service restaurants located throughout the United States. At November 2, 2015 it owned and operated 21 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s Restaurants®, JB’s, Casa Bonita® and BuddyFreddys®. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through November 2, 2015. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of November 2, 2015 or November 3, 2014. Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, totaled 22,000 shares for the fiscal quarters ending November 2, 2015 and November 3, 2014. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the 28-week period ending November 2, 2015 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $0 and $1,000 for the twelve weeks ended November 2, 2015 and November 3, 2014, respectively. The Company recorded impairment losses associated with certain restaurant facilities of $0 and $47,000 for the forty weeks ended November 2, 2015 and November 3, 2014, respectively.

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

The components of property, buildings and equipment as of November 2, 2015 consist of 21 operating restaurant properties, one restaurant property that is leased to a third party and one non-operating restaurant that is used as a warehouse for equipment. The components of property, buildings and equipment as of January 26, 2015 consist of 18 operating restaurant properties, two restaurant properties that are leased to third parties and one non-operating restaurant that is used as a warehouse for equipment. The Company recorded depreciation expense of $296,000 and $560,000 for the 40 weeks ended November 2, 2015 and November 3, 2014, respectively.

	November 2, 2015			January 26, 2015

Property, building and equipment:		Accum.			Accum.
(Dollars in Thousands)	Cost	Depr.	Net	Cost	Depr.	Net
Operating	10,414	(6,962)	3,452	12,048	(8,097)	3,951
Leased	1,174	(698)	476	2,502	(1,129)	1,373
Held for Future Use	460	(116)	344	460	(108)	352
Total	12,048	(7,776)	4,272	15,010	(9,334)	5,676

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of intangible assets as of November 2, 2015 and January 26, 2015. The Company’s intangible assets consist of franchise fees, license agreements and trademarks. Franchise fees and license agreements are amortized using the straight-line method over the terms of the agreements, which typically range from 10 to 20 years. Trademark assets have an indefinite asset life.

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

j) Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of November 2, 2015 and January 26, 2015 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Note 3 – Related Party Transactions

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of November 2, 2015 and January 25, 2016. The Company expensed $94,000 and $85,000 for interest related to its loans from Mr. Wheaton during the first 40 weeks of fiscal 2016 and fiscal 2015, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the rate set forth in the Plan. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold six properties to Robert E. and Suzanne H. Wheaton during Fiscal 2015 for a total purchase price of $4.2 million and $600,000 gain on sale of assets and one property to Robert E. and Suzanne H. Wheaton during Fiscal 2016 for a total purchase price of $1.2 million and $200,000 loss on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for each of the properties sold. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan. The Company paid to Robert E. and Suzanne H. Wheaton $545,000 and $271,000 in rent for the fiscal years ending January 25, 2016 and January 26, 2015, respectively.

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations as of the dates indicated.

	November 2,	November 2,	January 26,	January 26,
	2015	2015	2015	2015
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,180,000	$118,000	$2,723,000	$107,000
Other-Miscellaneous	13,000	6,000	18,000	6.000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,185,000	$124,000	$4,733,000	$113,000

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 2, 2015 and November 3, 2014, respectively.

	Twelve Weeks Ended		Forty Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2015	2014	2015	2014
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	35.2	36.4	34.4	36.1
Labor costs	38.2	36.8	35.7	34.5
Occupancy and other expenses	22.1	19.0	19.7	17.9
General and administrative expenses	6.7	6.8	5.4	4.9
Depreciation and amortization	1.6	2.7	1.5	3.0
Impairment of long-lived assets	0.0	0.0	0.0	0.3
Total costs, expenses and other	103.8	101.7	96.7	96.7

Income (loss) from operations	(3.8)	(1.7)	3.3	3.3

Interest expense	1.0	2.3	1.2	2.3
Gain (loss) on sale of assets	0.0	11.6	3.9	4.6
Other income	.7	2.0	1.0	1.4
Income before income taxes and reorganization items	(4.1)	9.6	7.0	7.0

Reorganization items, net	0.0	-	0.6	0.1

Income tax provision	0.1	-	0.2	0.0

Net income (loss)	(4.2)%	9.6%	6.2%	7.1%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of November 2, 2015 and January 26, 2015, respectively.

Concept	November 2, 2015	January 26, 2015
Operating Restaurants
4B’s	7	6
JB’s	6	4
Pecos Diamond Steakhouse	2	2
Western Sizzlin	2	2
Barnhill’s Buffet	1	1
BuddyFreddys	1	1
Casa Bonita	1	1
Bar-H Steakhouse	1	1
	21	18
Non-operating Restaurants
Leased to third parties	1	2
Warehouse	1	1
	2	3
Total	23	21

Twelve Weeks Ended November 2, 2015 compared to Twelve Weeks Ended November 3, 2014

Overview - The Company has a consolidated net loss for the 12-week period ended November 2, 2015 of $(230,000) or $(0.07) per diluted share as compared with net income of $468,000 or $0.15 per diluted share for the comparable prior year period, a change of approximately $698,000 from the prior year period. The decrease in the income is primarily due to gain on sale of assets of $569,000 in the prior year compared to $0 in the current year period and higher occupancy and other expense in the current fiscal year.

Revenues - Total revenues increased by approximately $638,000 or 13.1% from $4.9 million in the 12 weeks ended November 3, 2014 to $5.5 million in the 12 weeks ended November 2, 2015. The increase in revenues was primarily attributable to the four new restaurants in the current year resulting in a sales of approximately $675,000 offset by sales decreases of approximately $37,000 or approximately 0.8% in comparable same store sales.

Food Costs - Food costs as a percentage of total revenues decreased from 36.4% during the 12-week period ended November 3, 2014 to 35.2% during the 12-week period ended November 2, 2015. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from lower wholesale food prices. Food costs increased by approximately $170,000 in the 12-week period ended November 2, 2015, primarily due to the net increase of four stores in the current period.

Labor - Labor costs as a percentage of total revenues increased from 36.8% during the 12-week period ended November 3, 2014 to 38.2% during the 12-week period ended November 2, 2015. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in Arkansas, Colorado, Florida and Montana. Labor costs increased by approximately $307,000 in the 12-week period ended November 2, 2015, primarily due to the net increase approximately $638,000 in total revenues in the current period as compared to the same period in the prior year.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 19.0% during the 12-week period ended November 3, 2014 to 22.1% during the 12-week period ended November 2, 2015. Occupancy and other expense increased approximately $291,000 in the 12-week period ended November 2, 2015 primarily due to the net increase of four stores and higher rent expense in the current fiscal year. The increase for the 12-week period ending November 2, 2015 as a percentage of total revenues was primarily attributable to increase in rent expense.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 6.8% during the 12-week period ended November 3, 2014 to 6.7% during the 12-week period ended November 2, 2015. General and administrative expense increased from $332,000 during the 12-week period ended November 3, 2014 to $371,000 during the 12-week period ended November 2, 2015. The increase was primarily attributable to higher public fee costs in the current period as compared to the same period in the prior year.

Depreciation and Amortization - Depreciation and amortization expense decreased from $131,000 during the 12-week period ended November 3, 2014 to $86,000 during the 12-week period ended November 2, 2015.

Impairment of Long-lived Assets – During the 12-week period ended November 2, 2015, the Company recorded $0 of impairment expense and $1,000 in the prior year.

Interest Expense - Interest expense decreased from $114,000 during the 12-week period ended November 3, 2014 to $57,000 during the 12-week period ended November 2, 2015. The decrease was attributable to lower debt balance in the 12-week period ended November 2, 2015 as compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s properties leased to third parties. Rental income was $41,000 for three properties leased for the 12-week period ended November 2, 2015. Rental income was $97,000 for four properties leased for the 12-week period ended November 3, 2014.

Income Taxes - The income tax provision totaled $5,000 for the quarter of fiscal of 2016 and $0 for fiscal 2015. The Company has deferred income tax assets of $0 on November 2, 2015 and January 26, 2015. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of November 2, 2015.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 12-weeks ended November 2, 2015 and November 3, 2014, the Company incurred professional fees and bankruptcy cost (benefits) related to the bankruptcy totaling $2,000 and $0, respectively.

Forty Weeks Ended November 2, 2015 compared to Forty Weeks Ended November 3, 2014

Overview - The Company has a consolidated net income for the 40-week period ended November 2, 2015 of 1,192,000 or $0.37 per diluted share as compared with net income of $1,336,000 or $0.42 per diluted share for the comparable prior year period, a change of approximately $144,000 from the prior year period. The decrease in the net income is primarily due to a lower gain on sale of assets, lower other income, higher net reorganization expense and higher income tax expense in the current period compared to the prior year period offset by lower interest expense in the current fiscal year.

Revenues - Total revenues increased approximately $820,000 or 4.4% from $18.8 million in the 40 weeks ended November 3, 2014 to $19.6 million in the 40 weeks ended November 2, 2015. The increase in revenues was primarily attributable to sales increases of approximately $358,000 or approximately 2.0% in comparable same store sales and four new stores with approximately $1,442,000 in sales partially offset by the closure of one restaurant in fiscal 2015 resulting in a sales decline of approximately $980,000.

Food costs - Food costs as a percentage of total revenues decreased from 36.1% during the 40-week period ended November 3, 2014 to 34.4% during the 40-week period ended November 2, 2015. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from the closure of underperforming stores. Food costs decreased by approximately $42,000 in the 40-week period ended November 2, 2015.

Labor - Labor costs as a percentage of total revenues increased from 34.5% during the 40-week period ended November 3, 2014 to 35.7% during the 40-week period ended November 2, 2015. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in Arkansas, Colorado, Florida and Montana. Labor costs increased by approximately $511,000 in the 40-week period ended November 2, 2015, primarily due to a net increase of four stores and higher minimum wages in the current year.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 17.9% during the 40-week period ended November 3, 2014 to 19.7% during the 40-week period ended November 2, 2015. Occupancy and other expense increased approximately $500,000 in the 40-week period ended November 2, 2015 primarily due to the net increase of four stores and higher rent expense. The increase for the 40-week period ending November 2, 2015 as a percentage of total revenues was primarily attributable to an increase in rent and advertising expenses in the current compared to the same period last year.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 4.9% during the 40-week period ended November 3, 2014 to 5.4% during the 12-week period ended November 2, 2015. General and administrative expense increased from $917,000 during the 40-week period ended November 3, 2014 to $1,055,000 during the 40-week period ended November 2, 2015. The increase as a percentage of total revenues was primarily attributable to an increase in insurance costs in the current year.

Depreciation and Amortization - Depreciation and amortization expense decreased from $560,000 during the 40-week period ended November 3, 2014 to $296,000 during the 40-week period ended November 2, 2015.

Impairment of Long-lived Assets - During the 40-week period ended November 2, 2015, the Company recorded $0 of impairments expense and $47,000 of impairment expense in the prior year.

Interest Expense - Interest expense decreased from $442,000 during the 40-week period ended November 3, 2014 to $234,000 during the 40-week period ended November 2, 2015. The decrease was attributable to lower debt balances in the 40-week period ended November 2, 2015 compared to the prior year.

Other income - Other income consists primarily of rental income from the Company’s leased properties. Rental income was $152,000 for three properties leased for the 40-week period ended November 2, 2015. Rental income was $260,000 for three properties leased for the 40-week period ended November 3, 2014.

Income Taxes - The income tax provision totaled $45,000 and $0 first three quarters of fiscal of 2016 and fiscal 2015, respectively. The Company has deferred income tax assets of $0 on November 2, 2015 and January 26, 2015. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of November 2, 2015.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 40-weeks ended November 2, 2015 and November 3, 2014, the Company incurred professional fees and bankruptcy cost (benefits) related to the bankruptcy totaling $120,000 and $(28,000), respectively.

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

As of November 2, 2015, the Company had $826,000 in cash.  Cash and cash equivalents increased by $492,000 during the 40-weeks ended November 2, 2015. The net working capital deficit was $1.9 million and $4.6 million at November 2, 2015 and January 26, 2015, respectively. The Company spent approximately $1.1 million on capital expenditures, had proceeds from the sale of properties of $3.0 million and had proceeds from note receivable of $1,550,000 during the 40-weeks ending November 2, 2015. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash used by operations was approximately $2.1 million for the 40-weeks ending November 2, 2015 and cash used was $313,000 for the 40-weeks ending November 3, 2014. The decrease in cash generated from operating activities for the 40-week period ending November 2, 2015 was primarily due to approximately $2.7 million decrease in other accrued liabilities.

Cash used by financing activities was approximately $813,000 for the 40-weeks ending November 2, 2015 compared to $3.3 million for the 40-weeks ending November 3, 2014. During the 40-weeks ending November 2, 2015 and November 3, 2014, the Company made net debt payments of approximately $1.9 million and $3.0 million, had checks written in excess of bank balance changes of approximately $(250,000) and $(255,000), had proceeds from issuance of long-term debt of approximately $1,330,000 and $0 and incurred loan costs of $15,000 and $15,000, respectively.

The following table is a summary of the Company’s outstanding debt obligations.

	November 2,	November 2,	January 26,	January 26,
	2015	2015	2015	2015
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,180,000	$118,000	$2,723,000	$107,000
Other-Miscellaneous	13,000	6,000	18,000	6.000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,185,000	$124,000	$4,733,000	$113,000

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of November 2, 2015 and January 25, 2016. The Company expensed $94,000 and $85,000 for interest related to its loans from Mr. Wheaton during the first 40 weeks of fiscal 2016 and fiscal 2015, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the rate set forth in the Plan. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan. On January 17, 2013, Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton loaned Star $300,000 pursuant to a five year note payable.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of November 2, 2015 or November 3, 2014. Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, totaled 22,000 shares for the fiscal quarter ending November 3, 2014. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the 40-week period ending November 3, 2014 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price. There were no outstanding stock options for the quarter ending November 2, 2015.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of November 2, 2015 and January 26, 2015 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 2, 2015. Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the disclosure controls over financial reporting was not effective as of November 2, 2015.

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

Except as set forth above, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended November 2, 2015, there were no material developments in any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

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
101

The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended November 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

† Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Star Buffet, Inc.

Date: February 3, 2017	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President, Chief Financial Officer and Chairman

February 3, 2017		/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer