Form 10-K
period 2016-01-25
STAR BUFFET INC
filed 2017-02-03
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2016

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

Yes [ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

        Large accelerated filer ⁭                         Accelerated filer ⁭

      Non-accelerated filer ⁭               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

At August 10, 2015, the last business day of the registrant’s second fiscal quarter for Registrant’s 2016 fiscal year, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the OTC Pink Sheets on August 10, 2015, ($0.60 per share) was $926,000. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of January 23, 2017, the registrant had 3,213,075 shares of common stock outstanding.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 25, 2016

EXPLANATORY NOTE

Star Buffet, Inc. and its subsidiaries (the “Company,” “we” or “us”) own and operate 24 full-service restaurants located throughout the United States as of January 23, 2017. As a consequence of its bankruptcy filing and proceedings described in this report and a lack of available resources, the Company has not previously filed this Annual Report on Form 10-K (this “Report”) with the Securities and Exchange Commission. In an attempt to bring it reporting obligations current, the Company is in the process of filing a number of historical.reports.

 i

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

PART I

Item 1. Business

Significant Events

The filing of this Annual Report on Form 10-K for the year ended January 25, 2016 (“Fiscal 2016”) and the future filing of Quarterly Reports on Form 10-Q for the quarterly periods ended May 16, 2016, August 8, 2016 and October 31, 2016 have been delayed as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as described below under the heading “Chapter 11 Reorganization” and the Company’s lack of financial resources to address the regulatory requirements. We expect to file these Quarterly Reports on Form 10-Q for such periods on or about February 3, 2017.

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

As of January 25, 2016, the Company has reduced its liabilities subject to compromise to zero and booked the remaining creditor claim As Other Long-Term Liabilities except for the current portion. On October 14, 2016, the Company settled the final unsecured creditor claim for $900,000. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

Overview

Star Buffet, Inc. was incorporated on July 28, 1997 as a Delaware corporation to operate as a multi-concept restaurant holding company. At January 25, 2016 it owned and operated 21 full-service restaurants. The Company as of January 23, 2017 owns and operates 24 full-service restaurants located throughout the United States. During the Fiscal 2016, the Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company’s restaurants operate under trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Recent Developments

The Company continues to evaluate the local geographic markets in which it operates and individual restaurant units for trends and changes in operating metrics. The Company may rebrand restaurants where management believes that the local market remains desirable but that the existing brand is not performing well. The Company continues to explore the expansion of its non-buffet brands as those recently have generally performed better. Our management believes the Company will generate sufficient cash flows from operations to support its operations and, together with the proceeds from the sale of certain of its properties, to pay its scheduled debt repayments.

On April 18, 2016 the Company purchased property in Missoula, Montana. The Company opened a 4B’s restaurant on November 23, 2016 on the property.

On May 3, 2016 the Company opened a Whistle Junction restaurant in Keystone, South Dakota. This seasonal restaurant was closed on October 2, 2016. The Company intends to reopen next May.

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

Business Strategy

The Company’s business strategy is to operate a broadly diversified portfolio of well-established, family-oriented restaurants throughout the southeastern and western United States. The Company believes that a broad, diversified business base combined with a low field and corporate overhead cost structure can result in consistently positive cash flows.

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

Licenses, Trademarks and Service Marks

The Company owns the trademarks and service marks for BuddyFreddys ®, Casa Bonita®, Holiday House®, Pecos Diamond Steakhouse®, Bar-H Steakhouse®, 4B’S Restaurants® and Whistle Junction®. The Company has agreements with North’s Restaurants, Inc. and Barnhill’s Buffets, Inc. for a perpetual, royalty-free, fully transferable license to use the intangible property of JJ North’s Country Buffet and Barnhill’s Buffet, respectively. The Company has a license agreement to use the JB’s trademark. Other marks referenced in this Report are the property of their owners. The Company does not have any patents or copyrights.

Restaurant Concepts

As of January 25, 2016, the Company operated eight 4B’s restaurants, six JB’s restaurants, two Pecos Diamond Steakhouses, one Western Sizzlin restaurant, one Barnhill’s Buffet restaurant, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. During Fiscal 2016, the Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse.

The Company, through its wholly-owned Southern Barns, Inc. (“Southern Barns”) subsidiary operated as of January 25, 2016 one Barnhill’s Buffets in Arkansas. The restaurant is approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned 4B’s Holdings, Inc. (“4B’s”) subsidiary operated as of January 25, 2016 eight 4B’S restaurants located in Montana. The 4B’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers.

The Company, through its wholly-owned JB’s Star Holdings, Inc. (“JB’s Star”) subsidiary, operated as of January 25, 2016 six JB’s restaurants with one each in Arizona, Montana, Utah and Wyoming and two in Idaho. The JB’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers.

The Company, through its wholly-owned StarTexas Restaurants, Inc. (“StarTexas”) subsidiary, operated as of January 25, 2016 one Pecos Diamond Steakhouse in Dumas, Texas and one Pecos Diamond Steakhouse in Artesia, New Mexico and a Bar-H Steakhouse in Dalhart, Texas. The Pecos Diamond Steakhouse and Bar-H Steakhouse are each approximately 5,000 square feet with seating capacity for 150 customers.

The Company, through its wholly-owned Summit Family Restaurants Inc. (“Summit”) subsidiary, operated as of January 25, 2016 one Casa Bonita restaurant located in Colorado. The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 1,400 customers.

The Company also directly operated as of January 25, 2016 one restaurant in Florida under the brand name BuddyFreddys. The BuddyFreddys is approximately 9,000 square feet and seats approximately 300 customers. In addition the Company directly operated, as of January 25, 2016, one Western Sizzlin restaurant located in Mississippi, which is approximately 7,000 square feet and seats approximately 250 customers.

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

Government Regulation

The restaurant industry is subject to extensive federal, state, local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal and state laws governing minimum wages, unionization and other labor issues. These include the Fair Labor Standards Act of 1938 and requirements concerning overtime, paid or family leave, tip credits, working conditions and safety standards. They also include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized to accept employment in the United States. Future changes to U.S. immigration laws may result in increased costs of compliance in the solicitation, hiring, and ongoing employment of employees, and correspondingly increase our operating costs. We are also reviewing the potential impacts of new laws associated with health care passed by various state and local governments.

We also are subject to federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act. Compliance with these laws and regulations can be costly and increase our exposure to litigation and governmental proceedings, and a failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation. New or changing laws and regulations relating to union organizing rights and activities may impact our operations at the restaurant level and increase our labor costs.

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

Seasonality

The Company's business is moderately seasonal in nature. For the majority of the Company’s restaurants, the highest volume periods are in the Company’s first and second fiscal quarters.

Employees

As of January 23, 2017 the Company employed approximately 793 persons, of whom approximately 788 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

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

B. Thomas M. Smith, Jr. has served as a director of the Company since June 2002. From 1988 until 1995, he was Vice President and Director of Corporate Purchasing for ITT Corp. Mr. Smith was a consultant with ITT Corp. from January 1996 to December 1996. Mr. Smith served as director of Republic Bancorp from June 1999 until April 2005. Mr. Smith has been retired since December 1996.

The audit committee is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of which Todd S. Brown is the audit committee financial expert and chairman. All three members of the audit committee are “independent” as determined in accordance with Rule 5605(a)(2) of the NASDAQ Listing Standards.

Key Employee

Ronald E. Dowdy, age 60, has served as the Group Controller since June 1998 and as Treasurer and Secretary since February 1999. Mr. Dowdy served as Controller to Holiday House Corporation for 19 years prior to joining the Company.

Item 1A. Risk Factors

Investors or potential investors in our stock should carefully consider the risks described below. Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market conditions and industry conditions. One should carefully consider the following factors, and risk factors set forth elsewhere in this Report, in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the following risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline, and investors could lose all or part of their investment.

Company Risk Factors

Our growth strategy depends upon our ability to acquire and successfully integrate additional restaurants.

We intend to continue to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on our ability to acquire additional restaurants or to convert acquired sites into restaurants. The success of our growth strategy is dependent upon numerous factors, including the availability of suitable acquisition opportunities, the availability of appropriate financing, and general economic conditions. We must compete with other restaurant operators for acquisitions and with other restaurant operators, retail stores, companies and developers for desirable sites. Many of these entities have substantially greater financial and other resources than we do. Many of its acquired restaurants may be located in geographic markets in which we have limited or no operating experience. We may be unable to identify, negotiate and consummate acquisitions, and that acquired restaurants or converted restaurants may not be operated profitably or successfully integrated into our operations.

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating and remodeling of existing restaurants, which may adversely affect our results of operations.

Our sales and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

We will be unable to implement our growth strategy if we cannot raise sufficient capital and may be required to pay a high price for capital.

A strategy of growth through acquisitions requires access to significant capital resources. If we determine to make a sizeable acquisition, we may be required to sell additional equity, debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. As of January 23, 2017, we do not have a credit facility. We may not be able to raise the additional capital needed to implement our growth strategy or we may be required to pay a high price for capital. Factors affecting the availability and price of capital include the following:

-	the availability and cost of capital generally;
-	our financial results, including our liquidity situation;
-	the market price of our common stock;
-	the experience and reputation of our management team;
-	market interest, or lack of interest, in our industry and business plan;
-	the trading volume of, and volatility in, the market for our common stock;
-	our ongoing success, or failure, in executing our business plan and growth strategy;
-	the amount of our capital needs; and
-	the amount of debt we have outstanding.

Failure to protect our service marks or other intellectual property could harm our business.

We regard our BuddyFreddys, Casa Bonita, Holiday House, Pecos Diamond Steakhouse, Bar-H Steakhouse, 4B’S Restaurants and Whistle Junction service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, trademarks, service marks and common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. There can be no assurance that the steps we have taken will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.

Operating results can be adversely impacted by the failure to renew facility leases or escalating rents.

The majority of our facilities are leased. Certain of these leases contain limited or no renewal options and other leases contain escalating or fair market increases for rents upon renewal. There can be no assurance that these facility leases can be renewed or if they are renewed, can be done so at lease rates that permit the restaurant to be operated profitably. Our leases expire on dates ranging from 2016 to 2040. If we close a restaurant, we may remain committed to performing our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations.

Increases in wages and benefits may harm our profitability.

Our profitability is sensitive to increases in food, labor and other operating costs that cannot always be passed on to our guests in the form of higher prices. Minimum wage increases took effect in states where our restaurants are located in January 2014, January 2015, January 2016 and January 2017. These increases and potential future changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Affordable Care Act, could cause us to incur additional wage and benefits costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to us. In connection with higher energy prices, commodity suppliers have passed on higher wholesale prices and higher transportation costs. In anticipation of these past and future increases, we periodically increase menu prices with the desire of maintaining margins. However, market conditions may limit our ability to raise menu prices and, even if we raise prices, the increase may adversely affect the volume of our sales, reducing future revenues and profitability.

Our quarterly results are likely to fluctuate.

We have in the past experienced, and expect to continue to experience, significant fluctuations in restaurant revenues and results of operations from quarter to quarter. In particular, our quarterly results can vary as a result of acquisitions and costs incurred to integrate newly acquired entities. Conversely, our restaurant revenue and results of operations can vary due to restaurant closures and associated costs connected with these closures. A number of our restaurants are located in areas which are susceptible to severe winter weather conditions or tropical storm patterns which may have a negative impact on customer traffic and restaurant revenues. Accordingly, we believe that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Seasonal and quarterly fluctuations can have a material adverse effect on our business, results of operation and financial condition.

We are dependent on key personnel.

We believe that our success depends in part on the services of its key executives, including Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President. We do not presently maintain key man life insurance and the loss of the services of Mr. Robert E. Wheaton could have a material adverse effect upon our business, financial condition and results of operations.

Industry Risk Factors

The restaurant industry is highly competitive.

We compete on the basis of the quality and value of food products offered, price, service, location, ambiance and overall dining experience. As we and our principal competitors expand operations in various geographic areas, competition can be expected to intensify. Such intensified competition could increase our operating costs or adversely affect its revenues or operating margins. A number of our competitors have been in existence longer than we have and have substantially greater financial, marketing and other resources and wider geographical diversity. In addition, the restaurant industry has few non-economic barriers to entry and is affected by changes in consumer tastes, national, regional and local economic conditions and market trends. Our significant investment in, and long term commitment to, each of our restaurant sites limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations.

The restaurant industry is complex and volatile.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants, and our operating results, may be harmed by multiple diverse factors, including the following:

●	traffic patterns, demographic considerations and the type, number and location of competing restaurants;
●	publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants;
●	terrorist attacks directed toward the food supply chain or public concerns about the safety of the food supply chain;
●	as a result of our dependence on frequent deliveries of fresh produce, interruptions in supply, including those caused by adverse weather or other conditions;
●	increases in food, labor and other operating costs that we are unable to pass along to our customers;
●	transportation costs;
●	regional weather conditions;
●	the availability of experienced management and hourly employees; and
●	general adverse economic developments such as a recessions or stagnant (or declining) wages or relative wages among our target customers.

Any, or a combination of several, of these events may harm our results of operations.

The restaurant industry is subject to substantial government regulation.

The restaurant industry is subject to extensive federal, state, local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal and state laws governing minimum wages, unionization and other labor issues. These include the Fair Labor Standards Act of 1938 and requirements concerning overtime, paid or family leave, tip credits, working conditions and safety standards. They also include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized to accept employment in the United States. Future changes to U.S. immigration laws may result in increased costs of compliance in the solicitation, hiring, and ongoing employment of employees, and correspondingly increase our operating costs. We are also reviewing the potential impacts of new laws associated with health care passed by various state and local governments.

We also are subject to federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act. Compliance with these laws and regulations can be costly and increase our exposure to litigation and governmental proceedings, and a failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation. New or changing laws and regulations relating to union organizing rights and activities may impact our operations at the restaurant level and increase our labor costs.

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

There has been a marked increase in the use of social media platforms and similar devices which allow individual access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information's accuracy.

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

Securities Risk Factors

Provisions in our certificate and bylaws could have the effect of preventing a change of control

Certain provisions of our Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock. Our Certificate of Incorporation allows the Company to issue up to 1,500,000 shares of currently undesignated preferred stock, to determine the powers, preferences, rights, qualifications and limitations or restrictions granted to or imposed on any un-issued series of that preferred stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the common stock. The Certificate of Incorporation also prohibits the ability of stockholders to call special meetings. Our Bylaws require advance notice to nominate a director or take certain other actions. Such provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, we have not elected to be excluded from the provisions of Section 203 of the Delaware General Corporation Law, which imposes certain limitations on transactions between a corporation and "interested" stockholders, as defined in such provisions.

The market price of our shares of common stock is highly volatile and may increase or decrease dramatically at any time.

The market price of our shares of common stock is highly volatile. Our stock price may change dramatically as the result of announcements of product developments, new products or innovations by us or our competitors, uncertainty regarding the viability of our business or our industry, significant litigation, our liquidity situation, revenues or losses, or other factors or events that would be expected to affect our business, financial condition, results of operations and future prospects.

The market price for our shares of common stock may be affected by various factors not directly related to our business or future prospects, including the following:

●	intentional manipulation of our stock price by existing or future shareholders or a reaction by investors to trends in our stock rather than the fundamentals of our business;

●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares, including by short sellers covering their position;

●	the interest, or lack of interests, of the market in our business sector, without regard to our financial condition, results of operations or business prospects;

●	positive or negative statements or projections about our company or our industry, by analysts, stock gurus and other persons;

●

the adoption of governmental regulations or government grant programs and similar developments in the United States or abroad that may enhance or detract from our ability to offer our products and services or affect our cost structure; and

●	economic and other external market factors, such as a general decline in market prices due to poor economic conditions, investor distrust or a financial crisis.

Sale of a substantial number of shares of our common stock could cause the market price to decline.

Sales of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of January 23, 2017, 3,213,075 shares of common stock were outstanding. We cannot predict the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of our common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

A single stockholder, who is also Chairman and CEO, effectively controls our company.

Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 45.3% of our total equity securities and possesses approximately 45.3% of the total voting power. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. The control that Mr. Robert E. Wheaton has over all matters affecting the Company may affect the willingness of certain investors to invest in our common stock.

We have not a paid cash dividend since 2008 and do not intend to declare a cash dividend in the near future.

We currently intend to retain any future earnings, if any, for use in our business and, therefore, do not anticipate paying dividends on our shares of common stock in the near future.

We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

In light of our status as a public company and our lines of business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, the rules of the applicable stock markets and certain other securities laws. We are also subject to state and federal environmental, health, safety and similar laws. Such laws and rules change frequently and are often complex.  In connection with such laws, we are subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

Through such audits, inquiries and investigations, we or a regulator may determine that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance would divert additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. We may also be subject to lawsuits as a result of alleged violation of the securities laws or governing corporate laws.  Any charge or allegation, and particularly any determination, that we had materially violated a governing law would harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company’s operating restaurants are primarily freestanding locations. As of January 25, 2016, 18 of 24 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2016 to 2040. The majority of the leases contain renewal options. All leases provide for specified periodic rental payments and many call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, carry property and general liability insurance and pay associated taxes and expenses. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

The following is a summary of the Company's restaurant properties as of January 25, 2016:

Total
Owned	6
Leased	18
Total	24

As of January 25, 2016, the Company’s restaurants are located in the following states:

State	Total
Arkansas	2
Arizona	1
Colorado	1
Florida	2
Idaho	2
Mississippi	1
Montana	9
New Mexico	1
Texas	2
Utah	2
Wyoming	1
Total	24

As of January 25, 2016, the Company’s non-operating restaurants are located in the following states:

State	Total
Arkansas	1
Florida	1
Utah	1
Total	3

During Fiscal 2016, one of the three non-operating restaurants had been leased to a third-party operator, one was used as warehouse and one was closed for remodeling and repositioning.

Item 3. Legal Proceedings

Prior to the Company’s bankruptcy filings, on August 4, 2010, Spirit Master Funding, LLC (‘Spirit”) , a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the unsecured creditor claim for $900,000.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is quoted on the OTC Pink Sheets under the symbol “STRZ”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of January 23, 2017, there were less than 300 holders of record. The following table sets forth the range of high and low bid information for the Common Stock for the fiscal years 2016 and 2015.

Fiscal Year	2016		2015
	High	Low	High	Low
First Quarter	$0.91	$0.65	$1.54	$0.78
Second Quarter	0.80	0.55	0.90	0.55
Third Quarter	0.94	0.50	1.00	0.65
Fourth Quarter	1.20	0.47	1.00	0.75

Dividends. The Plan does not allow payment of dividends until all creditors are paid in full. Accordingly, the Company has not paid any dividends in its two most recent fiscal years and does not expect to pay dividends in the near future.

Outstanding Shares and Number of Shareholders

As of January 23, 2017, the number of shares of common stock outstanding was 3,213,075 held by approximately 250 holders of record. In addition, as of the same date, we have reserved 529,000 shares of common stock for issuance upon exercise of options that have been, or may be, granted under our employee stock option plans and 0 shares of common stock for issuance upon exercise of outstanding warrants.

Securities Authorized for Issuance under Equity Compensation Plans

We have stock option plans administered by the Compensation Committee of our Board of Directors that provide for the granting of options to employees, officers, directors and other service providers of the Company. Security holders have approved all option plans. The following table sets forth certain information with respect to compensation plans under which equity securities are authorized for issuance at January 25, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)
Equity compensation plans approved by security holders	-	-	529,000
Equity compensation plans not approved by security holders	-	-	-
Total			529,000

Recent Sales of Unregistered Securities

We did not sell any securities in transactions that were not registered under the Securities Act in the quarter ended January 25, 2016.

Transfer Agent and Registrar

The Transfer Agent and Registrar for our shares of common stock is Computershare.

Item 6.     Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, and the notes thereto, presented elsewhere in this Report.

This discussion and analysis may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition, and expected activities and expenditures and at times may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “seek,” “estimate,” “future,” “likely” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties, including, but not limited to, uncertainties regarding our ability to comply with our remaining obligations under the Plan, our ability to maintain costs, the timing and receipt of revenues, future acquisitions and expansions of restaurants, the future success of our existing restaurants, our ability to raise additional financing to sustain our operations, and other risks described below as well as elsewhere in this Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Accordingly, actual results may differ, and may differ materially, from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described under “Risk Factors” in Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Report.

Executive Summary

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

As of January 25, 2016, the Company has reduced its liabilities subject to compromise to zero and booked the remaining creditor claim As Other Long-Term Liabilities except for the current portion. On October 14, 2016, the Company settled the final unsecured creditor claim for $900,000. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

Operations

The operating results for the 52-week period ended January 25, 2016 (“Fiscal 2016”) and for the 52-week period ended January 26, 2015 (“Fiscal 2015”) are as follows:

The operating results for Fiscal 2016 included 52 weeks of operations for the Company’s six 4B’s restaurants, four JB’s restaurants, two Pecos Diamond Steakhouses, one Western Sizzlin restaurant, one BuddyFreddys restaurant, one Barnhill’s Buffet restaurant, one Casa Bonita Mexican theme restaurant, and one Bar-H Steakhouse. The results included one 4B’s restaurant for 32 weeks and one 4B’s restaurant for 10 weeks. The results also included one JB’s restaurant for 34 weeks and one JB’s restaurant for 25 weeks. The results also included one BuddyFreddys restaurant for 41 weeks that was closed. The Company also had three non-operating restaurants at year end. One of the three non-operating restaurants has been leased to a third-party operator, one was used as warehouse and one was closed for remodeling and repositioning.

The operating results for Fiscal 2015 included 52 weeks of operations for the Company’s five 4B’s restaurants, four JB’s restaurants, one Barnhill’s Buffet restaurant, two Pecos Diamond Steakhouses, two Western Sizzlin restaurants, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant, and one Bar-H Steakhouse. The results also included the one Barnhill’s Buffet restaurant for 27 weeks. The results also included one 4B’s restaurant for 12 weeks. The Company also had three restaurants closed for remodeling and repositioning of which two restaurants were leased to third-party operators and one used as a warehouse.

Fiscal 2016

The consolidated net income of $811,000 or $0.25 per diluted share for Fiscal 2016 was approximately $1.8 million less than the net income of $2,560,000 or $0.80 per diluted share for the prior year. The decrease in the results is due primarily to a net increase in bankruptcy costs of approximately $773,000, a decrease of approximately $731,000 in income from operations primarily as a result of higher occupancy and other expenses from converting owned real estate to leased and a decrease of approximately $439,000 in gain on sale of assets. Total revenues increased approximately $1.0 million or 4.6% from $23.5 million in Fiscal 2015 to $24.5 million in Fiscal 2016. The increase in revenues was primarily attributable to four new stores openings during Fiscal 2016 compared to one store opening in Fiscal 2015 resulting in an increase of approximately $1.8 million and to increases in comparable same store sales of approximately $200,000 or 0.9%. The increased sales were offset by the closure of one restaurant in Fiscal 2015, which resulted in a decrease of approximately $1.0 million in revenue in Fiscal 2016 as compared to Fiscal 2015.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the Fiscal 2016 and Fiscal 2015.

	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended
	January 25, 2016	January 26, 2015
Total revenues	100.0%	100.0%
Costs, expenses and other:
Food costs	34.6	36.2
Labor costs	36.7	35.2
Occupancy and other expenses	20.1	16.9
General and administrative expenses	5.3	4.5
Depreciation and amortization	1.7	2.9
Goodwill expense	-	-
Impairment expense	0.6	0.2
Total costs and expenses	99.0	95.9
Income from operations	1.0	4.1
Interest expense	1.2	2.4
Gain on sale of assets	3.1	5.1
Other income, net	1.0	1.5
Net income before reorganization items and income taxes	3.9	8.3
Reorganization items income (expense), net	(0.4)	2.9
Income taxes	0.2	0.3
Net income	3.3%	10.9%

Comparison of Fiscal 2016 to Fiscal 2015

Total revenues increased approximately $1.0 million or 4.6% from $23.5 million in Fiscal 2015 to $24.5 million in Fiscal 2016. The increase in revenues was primarily attributable to four new stores openings during Fiscal 2016 and one store opening in Fiscal 2015 resulting in an increase of approximately $1.8 million and to increases in comparable same store sales of approximately $200,000 or 0.9%. The increased sales were offset by the closure of one restaurant in Fiscal 2015 which resulted in an approximately $1.0 million decrease revenue in Fiscal 2016 as compared to Fiscal 2015.

Food costs as a percentage of total revenues decrease from 36.2% during in Fiscal 2015 to 34.6% in Fiscal 2016. The decrease in percentage for Fiscal 2016 was primarily attributable to a decrease in wholesale food prices.

Labor costs as a percentage of total revenues increased from 35.2% during Fiscal 2015 to 36.7% in Fiscal 2016. Labor costs increased by approximately $744,000 in Fiscal 2016 primarily due to the net increase of three stores in Fiscal 2016 compared to Fiscal 2015. The labor cost as a percentage of total revenues increased primarily due to increases in minimum wages in many of the states in which we operate.

Occupancy and other expenses as a percent of total revenues increased from 16.9% in Fiscal 2015 to 20.1% in Fiscal 2016. Occupancy and other expenses increased in Fiscal 2016 by approximately $972,000 primarily due to the net increase of three stores in Fiscal 2016 compared to Fiscal 2015. The occupancy and other expenses as a percentage of total revenues increased primarily as a result of converting stores to real estate leases that had been previously owned real estate.

General and administrative expenses as a percentage of total revenues increased from 4.5% in Fiscal 2015 to 5.3% in Fiscal 2016. The general and administrative expenses increased from $1,046,000 in Fiscal 2015 to $1,307,000 in Fiscal 2016, an increase of approximately $261,000, which was primarily due to higher insurance costs as a result of the Affordable Care Act and higher auditing fees.

Depreciation and amortization expense decreased from $667,000 in Fiscal 2015 to $407,000 in Fiscal 2016, a decrease of approximately $260,000. The decrease was primarily attributable to fewer assets being depreciated resulting from the sale of 11 properties in Fiscal 2015 and Fiscal 2016.

Impairment expense as a percentage of total revenues increased from 0.2% in Fiscal 2015 to 0.6% in Fiscal 2016. The impairment expense in Fiscal 2016 and Fiscal 2015 relates to stores where the carrying amount of the assets exceeded the estimated fair values of the related property and equipment. Total impairment expense related to property, building, equipment and franchise, license and other charged to operations was $146,000 and $47,000 for Fiscal 2016 and Fiscal 2015, respectively, a increase of approximately $99,000, and is summarized as follows:

	January 25, 2016	January 26, 2015
Land, building and leasehold improvement impairment	$139,000	$-
Equipment impairment	7,000	47,000
Total impairment	$146,000	$47,000

Interest expense as a percentage of total revenues decreased from 2.4% in Fiscal 2015 to 1.2 % in Fiscal 2016 primarily as the result of the Company having lower outstanding debt balance in Fiscal 2016 as compared to Fiscal 2015. Actual interest expense decreased from $573,000 in Fiscal 2015 to $288,000 in Fiscal 2016, a decrease of approximately $285,000.

Reorganization items income (expense) was a $671,000 in income in Fiscal 2015 and $102,000 in expenses in Fiscal 2016, a net increase in reorganization items expense of approximately $773,000. The Company and its subsidiary Summit both filed for bankruptcy in September 2011. For Fiscal 2016, the Company incurred a $100,000 expense for the settlement of the Spirit unsecured bankruptcy claim. For Fiscal 2015, the Company had reorganization items income of $671,000, which was primarily related to adjustments from unsecured creditor claims settlements.

The income tax provision totaled $51,000, or 0.2% of pre-tax income, in Fiscal 2016 as compared to $62,000 or, 0.3% of pre-tax income, in Fiscal 2015, a decrease of approximately $11,000. The Company has deferred income tax assets of $0 for Fiscal 2016 and Fiscal 2015, respectively. Income taxes for Fiscal 2016 and Fiscal 2015 are:

	Fiscal 2016	Fiscal 2015
Current(benefit) provision	$51,000	$62,000
Deferred provision	—	—
Total	$51,000	$62,000

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from Mr. Robert E. Wheaton, our principal shareholder.

As of January 25, 2016, the Company had $244,000 in cash.  Cash and cash equivalents decreased by $90,000 during Fiscal 2016. The net working capital deficit was $2.2 million and $4.6 million at January 25, 2016 and January 26, 2015, respectively. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $1.3 million on capital expenditures in Fiscal 2016. In Fiscal 2016 the Company sold two properties netting approximately $3.0 million in proceeds which was used to pay unsecured creditors. The Company collected $1,550,000 from a note receivable as part of the sale of a property in Scottsdale, Arizona.

Cash used by operations was $2.5 million for Fiscal 2016 and $1.1 million for Fiscal 2015, an increase in cash used of approximately $1.4 million.

Cash used by financing activities was approximately $789,000. The Company made net debt payments of approximately $1.9 million, had loan costs of $15,000 and had checks written in excess of bank balance of $0 in in Fiscal 2016. The Company also had loan proceeds of approximately $1.4 million in Fiscal 2016. In Fiscal 2015, cash used by financing activities was approximately $3.9 million. The Company made net debt payments of approximately $3.9 million, had loan costs of $6,000 and had checks written in excess of bank balance of $250,000 in Fiscal 2015.

The following table is a summary of the Company’s outstanding debt obligations.

	Total Debt
	January 25,	January 25,	January 26,	January 26,
	2016	2016	2015	2015
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,169,000	$119,000	$2,723,000	$107,000
Other - Miscellaneous	47,000	20,000	18,000	-
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,208,000	$139,000	$4,773,000	$113,000

The Company finances certain restaurant properties with real estate mortgages. As of January 25, 2016, the Company had five properties mortgaged for total of $2.2 million. As of January 26, 2015, the Company had six properties mortgaged for total of $2.7 million.

During the fiscal year ended January 25, 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company, for working capital requirements.  The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 25, 2016 and January 26, 2015, respectively. The Company expensed $123,000 and $100,000 to Mr. Robert E. Wheaton for interest during Fiscal 2016 and Fiscal 2015, respectively. The principal balance and any unpaid interest under the Robert E. Wheaton note was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Plan”) and the principal balance is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan. The Company is current on all payments under the Robert E. Wheaton note, as modified by the Plan.

The Company filed Chapter 11 Reorganization on September 28 and September 29, 2011; the Plan was confirmed on December 17, 2012; and became effective on January 17, 2013.  The Company’s payment obligations under the Plan were in excess of $10.0 million.   The Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties. Since filing for reorganization, the Debtors have sold fifteen properties, $5.8 million of the proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and $1.9 million was used to pay the other secured creditors, pursuant to the Plan.

As of January 25, 2016, the Company has reduced its liabilities subject to compromise to zero and booked the remaining creditor claim As Other Long-Term Liabilities except for the current portion. On October 14, 2016, the Company settled the final unsecured creditor claim for $900,000. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

Off-Balance Sheet Arrangements

As of January 25, 2016, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s commitments and contractual obligations include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations, as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$4,208	$139	$803	$446	$2,820
Operating leases (3)	20,501	996	1,871	1,893	15,741
Total contractual cash obligations	$24,709	$1,135	$2,674	$2,339	$18,561

(1) See Note 6 to the consolidated financial statements for additional information.

(2) Long-term debt includes note payable to officer.

(3) See Note 7 to the consolidated financial statements for additional information.

Impact of Inflation

Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company’s operations. Historically, the Company has been able to pass certain increased costs due to these inflationary factors along to its customers because those factors have impacted nearly all companies in the restaurant industry.

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 25, 2016, included in this Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements since the judgments effect a significant portion of the financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 25, 2016 and January 26, 2015.

Notes Receivable

Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted. In Fiscal 2016, the Company wrote off the North’s Restaurant note receivable which had been fully reserved in a prior year and collected $1,550,000 as part of sale of real estate in Scottsdale, Arizona in the Fiscal 2015. The Company does not have note receivables as of January 25, 2016.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 25, 2016 and January 26, 2015 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. Accounting Standards Codification 740 (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 25, 2016 and January 26, 2015. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

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

Other Long-Term Liabilities

The Company has settled Spirit’s unsecured creditor claim for $900,000. The payment terms are for level payments to be made over five years at five percent interest. The payments are to start on or about October 1, 2016. The Company has booked the liability in Other Long-Term Liabilities as of January 25, 2016 except for the current portion. The Company had installments agreements with the Internal Revenue Service for past due taxes. The long-term portion was $1,105,000 as of January 26, 2015. The Company paid all of the installment agreements with the Internal Revenue Service in full in Fiscal 2016 and the 52-week period ended January 25, 2017 and did not have any long-term tax liabilities related to the installments as of January 25, 2016.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update, which is part of the FASB's larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. This update does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount on the balance sheet. This amendment applies to all entities with a classified statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 27, 2016, and interim periods within those annual periods. The Company notes this guidance will apply to its reporting requirements and will implement the new guidance accordingly.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 Stock Compensation – Improvements to Employee Share-Based Payment Accounting. This new accounting standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted. We are assessing the potential impact to our financial statements and disclosures.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. The filing of this Annual Report on Form 10-K for the year ended January 25, 2016 and the filing of Quarterly Reports on Form 10-Q for the quarterly periods ended May 16, 2016, and August 8, 2016 have been delayed primarily as a result of the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as described below under the heading “Chapter 11 Reorganization” and the Company’s lack of resources to address the regulatory requirements.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 25, 2016. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of January 25, 2016 and that one significant deficiency existed for the period covered. The significant deficiency identified was as follows:

●	Segregation of duties (significant deficiency).

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

Other than as described above, there have been no changes in our internal control over financial reporting during Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CORPORATE GOVERNANCE

Board of Directors

Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., a majority of the Board of Directors, have been determined by the board of directors to be independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Standards. Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Compensation Committee. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Audit Committee. Mr. Brown’s relevant experience is included with his biographical information set forth above. Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr. serve on the Nominating Committee. The board of directors held two meetings during the Company’s Fiscal 2016.

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

Audit Committee

The audit committee (the “Audit Committee”) is currently comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of whom Todd S. Brown has been determined to be an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. The Audit Committee is established in accordance with Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended. All members of the Audit Committee are financially literate and are "independent" as contemplated by Item 401(h)(iii) to Regulation S-K and by applicable listing standards. The Audit Committee held one meeting during the Company’s Fiscal 2016.

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

Compensation Committee

The compensation committee (the “Compensation Committee”) is comprised of Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” under NASDAQ independence standards. The Compensation Committee considers the hiring and retention of corporate officers, salary and incentive compensation policies for officers and directors, and the granting of stock options to employees. The Compensation Committee held zero meetings during the Company’s fiscal year ending January 25, 2016 since the Plan prohibits changes to corporate officer’s salary until the unsecured creditors are paid. Additional information regarding the functions, procedures and authority of the Compensation Committee is provided in Item 11, Executive Compensation below. The Compensation Committee does not have a charter.

Nominating Committee

The nominating committee (the “Nominating Committee”) is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” under NASDAQ independence standards. The Nominating Committee assists our board of directors by identifying individuals qualified to become board members, by recommending director nominees for election at the annual meeting of stockholders or for appointment to fill vacancies on the board of directors, and by developing and recommending corporate governance guidelines. The Nominating Committee held zero meetings during the Company’s Fiscal 2016. Our board of directors has adopted a charter for the Nominating Committee. The Nominating Committee charter is available on our website, www.starbuffet.com.

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

Based solely on our review of the copies of these forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during Fiscal 2016, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were timely satisfied.

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

Executive Compensation Procedures

In an effort to attain the Company’s executive compensation objectives, the Company has established and historically implemented the following procedures; however, subsequent to the approval of the Plan in 2012, the Company has been prohibited by the terms of the plan from increasing the compensation of the Chief Executive Officer. Accordingly, this process has been suspended since approval of the Plan, including during Fiscal 2016.

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

Role of Consultants.

The Company and the Compensation Committee has not engaged the services of compensation consultants, but either or both may do so upon a case-by-case basis as circumstances warrant. No compensation consultants were involved in settling the compensation of the CEO or other officers of the Company during the fiscal year ending January 25, 2016.

Executive Compensation Program

The following components of the Company’s executive compensation program and the policies that govern their implementation are outlined briefly below:

• Base Salary

• Annual Bonus

• Long-Term Equity Awards

• Other Personal Benefits

Base Salary. Pursuant to an Employment Agreement dated as of March 1, 1999 between the Company and the CEO (the “Employment Agreement”), the CEO is entitled to a base salary of not less than $250,000 a year, subject to such annual increases as the Company, acting through the Compensation Committee, deems appropriate. The base salary for the CEO is set at a level that the Compensation Committee believes is generally competitive with levels of compensation paid to chief executive officers of other comparably-sized restaurant operating companies. The overall performance of the Company, shareholder return, and the Company’s progress toward achieving specific objectives are also important factors in setting base salary for the CEO. The Compensation Committee also considers, among other factors, the value of similar incentive awards to chief executive officers at comparable restaurant companies, the awards given to the CEO in past years, and other factors considered relevant by the Compensation Committee.

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

For Fiscal 2016, , the CEO earned the $25,000 minimum bonus plus an additional $0 in performance-based bonus based on the Company’s decision to temporarily suspend certain components of the executive bonus program for the fiscal year in order to comply with the requirements of the Plan. The decision on the executive bonus was made in order to conserve cash, to ensure compliance with the Plan, and to align the executive bonus program with modifications made in store level bonus programs. The minimum annual bonus is reported in column (d) and the additional performance-based bonus is reported in column (e) in the Summary Compensation Table below.

Long-Term Equity Awards. Discretionary long-term equity awards, in the form of stock options are granted at the Compensation Committee’s discretion to the CEO and other officers from time to time in an effort to provide long-term performance-based compensation, to encourage the CEO and other officers to continue their engagement with the Company throughout the applicable option vesting periods and to align management and shareholder interests. In making awards under the Company’s Stock Plan, the Compensation Committee considers grant size and the appropriate combination of equity-based awards. In years in which stock options are granted, such options are granted with an exercise price equal to the closing price per share on the date of grant, (or if the market is closed, with the most immediately available recent closing price). Options vest upon grant or incrementally over time, as determined by the Compensation Committee at the time of grant. The Company does not grant options with an exercise price below 100% of the trading price of the underlying shares of common stock on the date of grant or grant options that are priced on a date other than the grant date (unless granted on a Saturday or day when the market is closed). Stock options only have a value to the extent the value of the underlying shares of common stock on the exercise date exceeds the exercise price. Accordingly, stock options provide compensation only if the underlying share price increases over the option term and the option holder’s employment continues with the Company until the vesting date, if any. In granting stock options to the CEO and other officers, the Company also considers the impact of the grant on the Company’s financial performance, as determined in accordance with the requirements of Accounting Standards Codification 718 (“ASC 718”). For long-term equity awards, the Company records expense in accordance with ASC 718. The amount of expense the Company records pursuant to ASC 718 may vary from the corresponding compensation value used by the Company in determining the amount of the awards.

In the fiscal year ending January 25, 2016, the Compensation Committee did not grant any stock options or other equity awards to the CEO or other officers or directors of the Company under the Stock Plan.

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

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer during a tax year or to any of the company’s four other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that meets the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the Company’s shareholders). The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officer. The CEO’s compensation in the fiscal year ending January 25, 2016 did not exceed the $1 million deduction limit.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation paid or earned by the CEO of the Company for the three fiscal years ended January 25, 2016.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Robert E. Wheaton	2016	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chairman of Board,	2015	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chief Executive Officer	2014	250,000	25,000 (1)	0 (2)	35,495 (3)	310,495
Chief Financial Officer and President

__________

(1)	The amount shown represents the annual minimum guaranteed bonus earned by and paid to the CEO for the fiscal years ending January 25, 2016, January 26, 2015 and January 27, 2014.

(2)

The amount shown represents the annual performance-based bonus award earned by the CEO for the fiscal years ending January 25, 2016, January 26, 2015 and January 27, 2014, which award, if any, is payable in the next fiscal year.

(3)

"Other Annual Compensation" consists of $12,000 in automobile reimbursement allowance and $23,495, $23,495 and $23,495, respectively, for the years ending January 25, 2016, January 26, 2015 and January 27, 2014, in medical expense reimbursement payments to the CEO.

Robert E. Wheaton’s employment agreement has a salary of $250,000. He was not eligible for bonus per the Plan. No stock options were granted in Fiscal 2016.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based compensation awards granted to the CEO during the Fiscal 2016.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold	Target/Maximum
		($)	($)
(a)	(b)	(c)	(d)
Robert E. Wheaton (1)	6/22/2009	$ 1	$ 225,000

__________

(1)

In order to conserve cash, better ensure compliance with loan covenants, and to align the executive bonus program with modifications made in store level bonus programs, the Company has temporarily suspended certain components of the executive bonus program for fiscal years 2009 through 2016; therefore the Non-Equity Incentive Plan Award earned by the CEO in these years was $0. No stock options or other stock awards were granted to the CEO in the fiscal year ending January 25, 2016.

Outstanding Equity Awards at Year-End

There are no equity award held by the CEO as of January 25, 2016

The CEO did not exercise any Company stock options and no equity awards vested in Fiscal 2016.

Potential Payments Upon Termination or Change Of Control

Subject to earlier termination as described below, the CEO Employment Agreement continues for a rolling term of 80 months from November 1, 2006, with an automatic extension each November 1 of an additional 12 months unless notice of non-extension is given by either party prior to the November 1 annual extension date. Notwithstanding the otherwise applicable term of the Employment Agreement, the Company may terminate the CEO for “cause” (as defined below) at any time or without “cause” upon 30 days advance written notice to the CEO. “Cause” is generally defined as (i) a material breach of the Employment Agreement by the CEO, (ii) habitual and material neglect of duties, (iii) fraud that substantially harms the Company, and (iv) commission of a felony that results in material harm to the Company.

Additionally, the Employment Agreement permits the CEO to voluntarily resign his employment at any time for “good reason” (as defined below) or without “good reason” at any time upon 60 days advance written notice. “Good reason” includes (i) a “change of control” (as defined below) of the Company, (ii) material breach of the Employment Agreement by the Company, (iii) non-consensual relocation by the Company of the CEO’s office, (iv) reduction in the CEO’s base salary or bonus, (v) removal of the CEO from office or assignment of the CEO to duties inconsistent with his office, and (v) failure of any successor to the Company to assume the Employment Agreement. The Employment Agreement generally defines a “change of control” as: (i) certain changes in a majority of the board of directors of the Company; (ii) consummation of a merger or reorganization of the Company in which neither the Company nor another entity controlled by the Company’s shareholders is the surviving entity; or (iii) a sale or other disposition of all or substantially all of the Company’s assets to another entity that is not controlled by the Company’s shareholders.

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

Amounts Payable upon Termination of Employment Without Cause or Resignation For Good Reason

If the Company had terminated the CEO’s employment without “cause” on January 25, 2016 or the CEO had resigned his employment for “good reason” (including a change of control) on January 25, 2016, the CEO would have been entitled to the a lump sum cash payment from the Company in the amount of $1,000,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

Termination on Account of Death, Disability, Involuntary Termination For Cause or Voluntary Resignation Without Good Reason

If the Company had terminated the CEO’s employment for “cause” on January 25, 2016 or the CEO had resigned his employment without “good reason,” or died on January 25, 2016, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $0. If CEO had become disabled on January 25, 2016, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $500,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

Compensation Risks

The Company’s management and Compensation Committee have assessed the risks associated with our compensation policies and practices for all employees, including non-executive officers. Based on the results of this assessment, we do not believe that our compensation policies and practices for all employees, including non-executive officers, create risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

The Company uses cash compensation and equity-based incentive compensation to attract and retain qualified candidates to serve as directors. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of directors.

Compensation Paid to Directors in 2016

For Fiscal 2016, directors, excluding employee directors, received $2,000 for each regularly scheduled board meeting attended, $1,500 for each regularly scheduled committee meeting attended and $500 for each specially-called telephonic board or committee meeting. Directors who are also full-time employees of the Company did not receive any director fees. All directors are also reimbursed by the Company for their out-of-pocket travel and related expenses incurred in attending all Board of Directors and committee meetings. For Fiscal 2016, the Company did not grant any stock options or other equity-based compensation to non-employee directors. Nor did it recognize or incur any financial accounting expense under ASC 718 related to equity compensation awards granted to non-employee directors in the 2016 fiscal year or prior years.

Director Summary Compensation Table

The following table summarizes the compensation earned by or paid to the Company’s non-employee directors from the Company for Fiscal 2016.

Name	Fees earned or paid in cash	Total
	($)	($)
(a)	(b)	(c) (1)
B. Thomas M. Smith	3,500	3,500
Thomas G. Schadt	3,500	3,500
Todd S. Brown	3,500	3,500
Craig B. Wheaton	2,000	2,000

__________

(1)	As of January 25, 2016, the Company’s non-employee directors did not hold stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See the table set forth in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of January 23, 2017 by (1) each person who is known by us to beneficially own more than five percent of the outstanding shares of our common stock, (2) each of our directors, (3) each of the executive officers identified in the summary compensation table set forth elsewhere in this proxy statement and (4) all directors and executive officers of the Company as a group. To our knowledge and except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o Star Buffet, Inc., 2501 North Hayden Road, Suite 103, Scottsdale, AZ 85257.

Name of Officer or Director	Amount and Nature of Beneficial Ownership	Percent of Class (%)(1)

Robert E. Wheaton	1,455,476	45.3%

B. Thomas M. Smith, Jr.	152,170	4.7%

Craig B. Wheaton	40,300	1.3%

Thomas G. Schadt	21,360	-

Todd S. Brown	-	-

All directors and executive officers as a group (5 persons)	1,669,306	52.0%

Name and Address of 5% Beneficial Owner**	Amount and Nature of Beneficial Ownership		Percent of Class (%)(1)
Opal Advisors, LLC; James Hua	164,112	(2)	5.1%
40 Lake Bellevue Drive, Suite 245 Bellevue, WA 98005

__________

*	Represents ownership of less than one percent.
**	Excludes 5% owners who are officers or directors.

(1)

Calculated based on 3,213,075 shares of our common stock outstanding on January 23, 2017 with percentages rounded to the nearest one-tenth of one percent. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but not treated as outstanding for computing the percentage of any other person.

(2) Based solely on Schedule 13D filed with the SEC on December 18, 2015, Opal Advisors, LLC reports having sole voting power with respect to 164,112 of these shares, and sole dispositive power with respect to all of these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 25, 2016 and January 26, 2015. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan. The Company expensed $123,000 and $100,000 to Mr. Robert E. Wheaton for interest during Fiscal 2016 and Fiscal 2015, respectively.

As part of the Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold six properties to Robert E. and Suzanne H. Wheaton during Fiscal 2015 for a total purchase price of $4.2 million and $600,000 gain on sale of assets and one property to Robert E. and Suzanne H. Wheaton during Fiscal 2016 for a total purchase price of $1.2 million and $200,000 loss on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for each of the properties sold. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan. The Company paid to Robert E. and Suzanne H. Wheaton $545,000 and $271,000 in rent for the Fiscal 2016 and Fiscal 2015, respectively.

Director Independence

The board of directors is currently comprised of five directors. The board of directors has determined that Thomas G. Schadt, Todd S. Brown and B. Thomas M. Smith, Junior, are “independent” directors as contemplated by Rule 5605(a)(2) of the NASDAQ Listing Standards.

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Auditors

The audit committee has appointed Larson and Company as our independent auditors for Fiscal 2016.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports. Audit fees billed by Larson and Company were $111,000 in Fiscal 2016 and were $0 in Fiscal 2015.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters. Tax fees billed by CBIZ MHM, LLC were $63,000 in Fiscal 2016 and were $40,000 in Fiscal 2015.

All Other Fees

All other fees consist of fees billed for products and services not included above. The Company did not have any other fees for the fiscal years ended January 25, 2016 and January 26, 2015.

Audit Committee Pre-Approval

The Audit Committee’s policy is to pre-approve the fees and other compensation to be paid to our independent auditors, and to determine the scope of permitted non-audit services and pre-approve the provision of those services by our independent auditors. All non-audit services were pre-approved by the audit committee during Fiscal 2016.

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

STAR BUFFET, INC.
(Registrant)

February 3, 2017	By:	/s/ ROBERT E. WHEATON
Robert E. Wheaton
Chief Executive Officer and President
(Principal Executive Officer)

February 3, 2017	By:	/s/ RONALD E. DOWDY
Ronald E. Dowdy
Group Controller, Treasurer and Secretary
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert E. Wheaton	Chief Executive Officer,	February 3, 2017
Robert E. Wheaton	President and Director

/s/Ronald E. Dowdy	Group Controller, Treasurer	February 3, 2017
Ronald E. Dowdy	and Secretary

/s/Thomas G. Schadt	Director	February 3, 2017
Thomas G. Schadt

/s/Todd S. Brown	Director	February 3, 2017
Todd S. Brown

/s/Craig B. Wheaton	Director	February 3, 2017
Craig B. Wheaton

/s/B. Thomas M. Smith, Jr.	Director	February 3, 2017
B. Thomas M. Smith, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STAR BUFFET, INC. AND SUBSIDIARIES

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries the (“Company”) as of January 25, 2016 and January 26, 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to present fairly, in all material respects, the financial position of Star Buffet, Inc. and Subsidiaries as of January 25, 2016 and January 26, 2015, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ LARSON & COMPANY PC

Larson & Company PC

Sandy, Utah

February 3, 2017

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 25, 2016	January 26, 2015
ASSETS

Current assets:
Cash and cash equivalents	$244,000	$334,000
Receivables, net	80,000	45,000
Inventories	358,000	329,000
Prepaid expenses	31,000	84,000
Total current assets	713,000	792,000
Property, buildings and equipment, net	4,203,000	5,676,000
Note receivable	-	1,550,000
Other assets, net	173,000	166,000
Intangible assets, net	33,000	33,000

Total assets	$5,122,000	$8,217,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$459,000	$645,000
Checks written in excess of bank balance	-	250,000
Payroll and related taxes	1,456,000	1,336,000
Sales and property taxes	501,000	990,000
Rent, licenses and other	323,000	1,965,000
Income taxes payable	30,000	55,000
Current maturities of long-term debt	139,000	113,000
Total current liabilities	2,908,000	5,354,000
Deferred rent payable	165,000	12,000
Other long-term liabilities	843,000	1,105,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,077,000	2,628,000
Total liabilities not subject to compromise	7,985,000	11,091,000
Liabilities subject to compromise	-	800,000
Total liabilities	7,985,000	11,891,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,609,000)	(21,420,000)
Total stockholders' equity	(2,863,000)	(3,674,000)
Total liabilities and stockholders' equity	$5,122,000	$8,217,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 25, 2016	January 26, 2015

Total revenues	$24,530,000	$23,459,000
Costs and expenses and other Food costs	8,488,000	8,502,000
Labor costs	9,007,000	8,263,000
Occupancy and other expenses	4,941,000	3,969,000
General and administrative expenses	1,307,000	1,046,000
Depreciation and amortization	407,000	667,000
Impairment expense	146,000	47,000
Total costs and expenses	24,296,000	22,494,000
Income (loss) from operations	234,000	965,000

Interest expense	288,000	573,000
Gain on sale of assets	762,000	1,201,000
Other income	256,000	358,000
Income (loss) before income taxes and reorganization	964,000	1,951,000

Total reorganization items income (expense)	(102,000)	671,000

Income tax provision	51,000	62,000

Net income (loss)	$811,000	$2,560,000

Net income (loss) per common share— basic and diluted	$0.25	$0.80

Weighted average shares outstanding— basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 27, 2014	3,213,000	$3,000	$17,743,000	$(23,980,000)	$(6,234,000)
Net loss	—	—	—	2,560,000	2,560,000
Balance at January 26, 2015	3,213,000	$3,000	$17,743,000	$(21,420,000)	$(3,674,000)
Net income	—	—	—	811,000	811,000
Balance at January 25, 2016	3,213,000	$3,000	$17,743,000	$(20,609,000)	$(2,863,000)

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended January 25, 2016	Fifty-Two Weeks Ended January 26, 2015
Cash flows from operating activities:
Net income (loss)	$811,000	$2,560,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	407,000	667,000
Gain on sales of assets	(762,000)	(1,201,000)
Amortization of franchise, loan cost and licenses	15,000	14,000
Impairment of assets	146,000	48,000
Change in operating assets and liabilities:
Receivables, net	(35,000)	63,000
Inventories	(30,000)	(18,000)
Prepaid expenses	53,000	(46,000)
Deposits and other	(7,000)	(62,000)
Deferred rent payable	153,000	44,000
Accounts payable-trade	(186,000)	(1,023,000)
Income taxes payable	(25,000)	13,000
Other accrued liabilities	(3,070,000)	(1,552,000)
Net cash provided by operating activities before reorganization items	(2,530,000)	(493,000)
Reorganization items:
Other accrued liabilities		(648,000)
Net cash (used) provided by operating activities	(2,530,000)	(1,141,000)

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(1,317,000)	(299,000)
Proceeds from note receivable	1,550,000	-
Proceeds from sale of fixed assets	2,996,000	5,428,000
Net cash used in investing activities	3,229,000	5,129,000

Cash flows from financing activities:
Payments on long term debt	(1,896,000)	(1,760,000)
Proceeds from issuance of long-term debt	1,372,000	-
Cash in excess of bank balance	(250,000)	(5,000)
Capitalized loan costs	(15,000)	(6,000)
Net cash (used) provided in financing activities before reorganization items	(789,000)	(1,771,000)
Reorganization items:
Payments on long term debt	-	(2,168,000)
Net cash (used) provided by financing activities	(789,000)	(3,939,000)

Net change in cash and cash equivalents	(90,000)	49,000

Cash and cash equivalents at beginning of period	334,000	285,000

Cash and cash equivalents at end of period	$244,000	$334,000

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

As of January 25, 2016, the Company has reduced its liabilities subject to compromise to zero and booked the remaining creditor claim As Other Long-Term Liabilities except for the current portion. On October 14, 2016, the Company settled the final unsecured creditor claim for $900,000. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. The Company as of January 23, 2017 owns and operates 24 full-service restaurants located throughout the United States. At January 25, 2016 it owned and operated 21 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s, JB’s, Casa Bonita and BuddyFreddys. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

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

Organization and Nature of Operations

As of January 25, 2016, the Company, through eight independently capitalized subsidiaries operated two Buffet restaurants and 19 Non-Buffet restaurants. The Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming.

As of January 26, 2015, the Company, through eight independently capitalized subsidiaries operated two Buffet restaurants and 16 Non-Buffet restaurants. The Company also had three restaurants closed for remodeling and repositioning of which two were leased to third-party operators and one was used as a warehouse. The Company's restaurants were located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Tennessee, Texas and Utah.

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

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 25, 2016 and January 26, 2015. The accounts receivable balances as of January 25, 2016 and January 26, 2015 were comprised of the following:

	January 25, 2016	January 26, 2015
Trade receivables and gift cards	$39,000	$22,000
Vendor rebates	41,000	23,000
Total receivables	$80,000	$45,000

Notes Receivable

Notes receivable are stated at an amount management expects to collect and includes a provision for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  In Fiscal 2016, the Company wrote off the North’ Restaurant note receivable which had been fully reserved in a prior year and collected $1,550,000 as part of sale of real estate in Scottsdale, Arizona in the prior year.

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

Other Intangible Assets

Other intangible assets consist of trademarks and the JB's license agreement. The Company has recorded a $33,000 value for the 4B’s trademark for both the years ended January 25, 2016 and January 26, 2015. These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with ASC 350. We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. Management has conducted it annual impairment analysis and has concluded that the assets are not impaired as of January 25, 2016.

	Gross	Accumulated
Fiscal 2016	Carrying Amount	Amortization	Net
Franchise and license fees	$783,000	$(783,000)	$—
Trademarks	33,000	—	33,000
	$816,000	$(783,000)	$33,000
Fiscal 2015
Franchise and license fees	$783,000	$(783,000)	$—
Trademarks	33,000	—	33,000
	$816,000	$(783,000)	$33,000

The table below shows expected amortization for finite-lived intangibles as of January 25, 2016 for the next five years:

Fiscal Year
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	—
Total	$—

Amortization of franchise and license fees amounted to $0 for both the fiscal years ending January 25, 2016 and January 26, 2015.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $146,000 and $47,000 for the years ended January 25, 2016 and January 26, 2015, respectively.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $12,000 and $10,000 of pre-opening costs during fiscal 2016 and 2015.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 25, 2016 and January 26, 2015 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 25, 2016 and January 26, 2015. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $162,000 and $145,000, for the years ended January 25, 2016 and January 26, 2015, respectively.

Deferred Financing Fees

Deferred financing fees are amortized over of the life of the loan not exceed five years. Amounts charged to operations totaled $15,000 and $14,000, for the years ended January 25, 2016 and January 26, 2015, respectively.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses. Accruals for self-insured casualty losses include estimates of expected claims payments. Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals. Valuation reserves for the years ended January 25, 2016 and January 26, 2015, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 25, 2016	$10,500	$10,000	$-	$20,500
Year ended January 26, 2015	$10,500	$518	$(518)	$10,500

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

Weighted average common shares used in the year ended January 26, 2015 to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock as their effect was anti-dilutive. There were no outstanding options at the end of Fiscal 2016.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update, which is part of the FASB's larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. This update does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount on the balance sheet. This amendment applies to all entities with a classified statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 27, 2016, and interim periods within those annual periods. The Company notes this guidance will apply to its reporting requirements and will implement the new guidance accordingly.

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

NOTE 3 — MANAGEMENT UPDATE

The Company filed Chapter 11 Reorganization on September 28 and September 29, 2011; the Plan was confirmed on December 17, 2012; and became effective on January 17, 2013.  The Company’s payment obligations under the Plan were in excess of $10.0 million.   The Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties. Since filing for reorganization, the Debtors have sold fifteen properties, $5.8 million of the proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full, $1.9 million was used to pay the other secured creditors and $801,000 was used to pay unsecured creditors, pursuant to the Plan.

As of January 25, 2016, the Company has reduced its liabilities subject to compromise to zero and booked the remaining creditor claim as Other Long-Term Liabilities except for the current portion. On October 14, 2016, the Company settled the final unsecured creditor claim for $900,000. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

NOTE 4 — NOTES RECEIVABLE

Since inception, the Company’s acquisition strategy has incorporated the utilization of loans to sellers to facilitate certain proposed transactions. In most cases, these loans are secured and include, as part of the terms and conditions, the Company’s right to convert the loan into ownership of the restaurants. Also, certain of these loans contain favorable interest rates and repayment terms if the loans are not converted to ownership for one or more reasons. This financing strategy entails significant risk. Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A note receivable is written off when it is determined that all collection efforts have been exhausted.  In Fiscal 2016, the Company wrote off the North’ Restaurant note receivable which had been fully reserved in a prior year and collected $1,550,000 as part of sale of real estate in Scottsdale, Arizona in the prior year. The Company does not have note receivables as of January 25, 2016.

NOTE 5 — PROPERTY, BUILDINGS AND EQUIPMENT

The components of property, buildings and equipment used in restaurant operations are as follows:

	January 25, 2016	January 26, 2015
Property, buildings and equipment:
Furniture, fixtures and equipment	$6,235,000	$6,484,000
Land	650,000	1,250,000
Buildings and leasehold improvements	3,666,000	4,314,000
	10,551,000	12,048,000
Less accumulated depreciation and amortization	(7,021,000)	(8,097,000)
	$3,530,000	$3,951,000

The Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The components are as follows:

	January 25, 2016	January 26, 2015
Property, buildings and equipment leased to third parties:
Equipment	$279,000	$679,000
Land	-	400,000
Buildings and leaseholds	895,000	1,423,000
	1,174,000	2,502,000

Less accumulated depreciation and amortization	(704,000)	(1,129,000)
	$470,000	$1,373,000

	January 25, 2016	January 26, 2015
Property, buildings and equipment held for future use:
Equipment	$2,000	$2,000
Land	118,000	118,000
Buildings and leaseholds	340,000	340,000
	460,000	460,000

Less accumulated depreciation and amortization	(257,000)	(108,000)
	$203,000	$352,000

Depreciation expense for Fiscal 2016 and 2015 totaled $407,000 and $667,000, respectively. Total impairment expense related to property, building and equipment charged to operations was $146,000 and $47,000 for the years ended January 25, 2016 and January 26, 2015, respectively is as follows:

	January 25, 2016	January 26, 2015
Land, building and leasehold improvement impairment	$139,000	$-
Equipment impairment	7,000	47,000
Total impairment	$146,000	$47,000

NOTE 6 — LONG-TERM DEBT

In recent years, the Company has financed operation and property acquisitions through a combination of cash on hand, bank borrowings, real estate mortgages and loans from the principal shareholder.

Real Estate Mortgages

The Company finances certain restaurant properties with real estate mortgages. As of January 25, 2016, the Company had five properties mortgaged for total of $2.2 million. As of January 26, 2015, the Company had six properties mortgaged for total of $2.7 million.

Note Payable to Officer

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 25, 2016 and January 26, 2015. The Company expensed $123,000 and $100,000 to Mr. Robert E. Wheaton for interest during Fiscal 2016 and Fiscal 2015, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan of Reorganization and the principal on the loan is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year in January until paid per the Plan of Reorganization. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements.

Mortgages described in the following table are secured by the underlying real estate. Certain mortgages have interest rates that will change from fixed to variable in a future year.

Real Estate Mortgages			Current
	January 25,	January 26,	Maturity	Monthly	Interest
Lender	2016	2015	Date	Payment	Rate

J.I.L Kingman, LLC	$471,000	$-	7/1/22	$7,304	6.0% fixed
Farmers Bank & Trust Company	569,000	589,000	7/11/18	4,274	6.5% fixed
Dalhart Federal Savings & Loan	391,000	293,000	8/1/35	2,866	6.25% fixed
Dalhart Federal Savings & Loan	438,000	301,000	10/1/35	3,201	6.25% fixed
Fortenberry's Beef of Magee, Inc.	300,000	315,000	12/5/19	3,231	7.0% fixed
Dalhart Federal Savings & Loan	-	28,000	-	-	-
Dalhart Federal Savings & Loan	-	44,000	-	-	-
Platinum Bank	-	515,000	-	-	-
Mainstreet Community Bank	-	638,000	-	-	-
Total Real Estate Mortgages	$2,169,000	$2,723,000

Other Debt
Other Debt - Miscellaneous	$47,000	$18,000
Note Payable to Officer	1,992,000	1,992,000
Total Other Debt	$2,039,000	$2,010,000
TOTAL DEBT	$4,208,000	$4,733,000
Less Current Maturities	(139,000)	(113,000)
Less Note Payable to Officer	(1,992,000)	(1,992,000)
Long Term Debt, Net of Current Maturities and Note Payable to Officer	$2,077,000	$2,628,000

Long term debt and note payable to officer matures in fiscal years ending after January 25, 2016 as follows:

Fiscal Year
2017	$139,000
2018	147,000
2019	656,000
2020	340,000
2021	106,000
Thereafter	2,820,000
Total	$4,208,000

NOTE 7 — LEASES

The Company occupies certain restaurants under long-term operating leases expiring at various dates through 2041. Many restaurant leases have renewal options to extend for terms of 2 to 16 years from the terms of the original agreement. Substantially all require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Minimum lease payments for all leases as of January 25, 2016 are as follows:

Fiscal year	Operating
2017	$996,000
2018	938,000
2019	933,000
2020	955,000
2021	938,000
Thereafter	15,741,000
Total minimum lease payments:	$20,501,000

Aggregate rent expense under non-cancelable operating leases during Fiscal 2016 and 2015 are as follows:

	Fifty-Two Weeks Ended January 25, 2016	Fifty-Two Weeks Ended January 26, 2015
Minimum rentals	$1,191,000	$762,000
Straight-line rentals	153,000	12,000
Contingent rentals	19,000	67,000
	$1,363,000	$841,000

The Company reduces the deferred rent liability for stores in the year that were purchased or closed. There was not any in rent expense for stores purchased or closed in 2016 and 2015.

The rental income for the property, buildings and equipment leased to third parties (Note 5) in Fiscal 2016 and Fiscal 2015 was $192,000 and $338,000, respectively. The Company leased three and six non-operating units to tenants in Fiscal 2016 and Fiscal 2015, respectively. Rental income is recognized over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 25, 2016 are as follows:

Fiscal year
2017	$127,000
2018	78,000
2019	78,000
2020	78,000
2021	78,000
Thereafter	33,000
Total minimum lease payments:	$472,000

NOTE 8 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 25, 2016	January 26, 2015
Current:
Federal	$35,000	$42,000
State	$16,000	$20,000
	$51,000	$62,000
Deferred:
Federal	—	—
State	—	—
	—	—
	$51,000	$62,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty- Two
	Weeks Ended	Weeks Ended
	January 25, 2016	January 26, 2015
Income tax provision (benefit) at statutory rate	$282,000	$870,000
Increase (decrease) in valuation allowance	(381,000)	(818,000)
State income taxes	4,000	7,000
All other, net	146,000	3,000
	$51,000	$62,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 25, 2016	January 26, 2015
Current deferred tax assets:
Accrued vacation	$61,000	$76,000
Accrued expenses and reserves	58,000	59,000
Total deferred tax assets	119,000	135,000
Valuation allowance	(119,000)	(135,000)
Total current tax asset	—	—
Long-term deferred tax assets:
Net operating losses	4,959,000	5,346,000
Depreciation, amortization and impairments	31,000	11,000
Federal tax credits	590,000	590,000
Other	119,000	119,000
Total deferred tax assets	5,699,000	6,066,000
Valuation allowance	(5,699,000)	(6,066,000)
Total long term tax asset	—	—
Deferred tax assets	$—	$—

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, management believes it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets existing at January 25, 2016 based on the Company's expected future pre-tax earnings. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

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

The Company accounts for stock-based compensation in accordance with ASC 718. ASC 718 requires the recognition of compensation costs relating to share based payment transactions in the financial statements. Our stock-based compensation plans are summarized in the table below:

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration
1997 Stock Incentive Plan	750,000	529,000	-

Stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant.

The stock option transactions and the options outstanding are summarized as follows:

	52 Weeks Ended		52 Weeks Ended
	January 25, 2016		January 26, 2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	22,000	$6.70	22,000	$6.70
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	22,000	$—	—	$—
Outstanding at end of period	-	$-	22,000	$6.70

Exercisable at end of period	-	$-	22,000	$6.70

The there are no stock options outstanding at January 25, 2016. The intrinsic value of options outstanding was $0 as of fiscal year ending January 26, 2015. There is no further compensation cost to recognize under this plan for this year or any future years.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two	Fifty- Two
	Weeks	Weeks
	Ended	Ended
	January 25, 2016	January 26, 2015
Cash paid for income taxes	$76,000	$50,000
Cash paid for interest	326,000	314,000
Non-cash investing and financing activities are as follows:
None	$—	$—

NOTE 12 — RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the subordinated note balance from $1,400,000 to $1,992,000, the balance as of January 25, 2016 and January 26, 2015. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of Star’s bankruptcy filing and pursuant to the approved Plan of Reorganization is not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the bankruptcy plan rate. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from the January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan of Reorganization. The Company expensed $123,000 and $100,000 to Mr. Robert E. Wheaton for interest during Fiscal 2016 and Fiscal 2015, respectively. The Company used the funds borrowed from Mr. Robert E. Wheaton for working capital requirements. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold six properties to Robert E. and Suzanne H. Wheaton during Fiscal 2015 for a total purchase price of $4.2 million and $600,000 gain on sale of assets and one property to Robert E. and Suzanne H. Wheaton during Fiscal 2016 for a total purchase price of $1.2 million and $200,000 loss on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for each of the properties sold. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan. The Company paid to Robert E. and Suzanne H. Wheaton $545,000 and $271,000 in rent for the fiscal years ending January 25, 2016 and January 26, 2015, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Robert E. Wheaton six years salary and bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause.

Prior to the Company’s bankruptcy filings, on August 4, 2010, Spirit Master Funding, LLC (‘Spirit”) , a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the unsecured creditor claim for $900,000.

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

NOTE 14 — ACQUISITIONS

The Company did not have any major purchases in Fiscal 2016 or Fiscal 2015.

NOTE 15— SUBSEQUENT EVENTS

On April 18, 2016 the Company purchased property in Missoula, Montana. The Company opened a 4B’s restaurant on November 23, 2016 on the property.

On May 3, 2016 the Company opened a Whistle Junction restaurant in Keystone, South Dakota. This seasonal restaurant was closed on October 2, 2016. The Company intends to reopen next May.

On May 16, 2016 the Company opened a Finnegan’s Restaurant in Kalispell, Montana which is operated by our 4B’s brand.

On August 22, 2016 the Company opened a 4B’s Restaurant in Billings, Montana.

On November 9, 2016, the Robert E. Wheaton and Suzanne H. Wheaton personally guaranteed loan for $450,000 to finance the Missoula remodel was funded.

On December 7, 2016 the Company received the Final Decree from the bankruptcy court closing the bankruptcy case.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Order Confirming Second Amended Joint Plan of Reorganization Dated October 17, 2012 (incorporated by reference to the Company’s filing on Form 8-K on December 20, 2012)
2.2	Debtor’s Second Amended Joint Plan Of Reorganization Dated October 17, 2012 (incorporated by reference to the Company’s filing on Form 8-K on December 20, 2012)
3.1	Certificate of Incorporation(1)
3.2	Bylaws, as amended on September 22, 1997(1)
4.1	Form of Common Stock Certificate(2)
10.1	Star Buffet, Inc. 1997 Stock Incentive Plan (the "1997 Plan")(2)**
10.2	Form of Stock Option Agreement for the 1997 Plan(2)**
10.3	Form of Indemnification Agreement(2)**
10.4	Management Services Agreement with CKE Restaurants, Inc.(2)
10.5	Form of Franchise Agreement with HomeTown Buffet, Inc.(2)
10.6	License Agreement with CKE Restaurants, Inc.(3)
10.15	Loan Agreement dated June 15, 2007 with Robert E. Wheaton and Suzanne H. Wheaton(3)
14.1	Star Buffet, Inc. Code of Ethics (incorporated by reference to the Company’s filing on Form 10-K on April 30, 2009)
23.1	Consent of Larson & Company PC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101

The following documents in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 25, 2016 and 2015 (ii) Consolidated Statements of Operations for the years ended January 25, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended January 25, 2016 and 2015 and (iv) Consolidated Statements of Stockholders’ Equity for the period from January 25, 2016 and 2015, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

__________

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).
(2)	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249)
(3)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2008

* Filed herewith

** Indicates management contract or compensatory plan or arrangement.

E-1