Form 10-Q
period 2016-05-16
STAR BUFFET INC
filed 2017-02-03
CIK 1043156

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 16, 2016

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

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 16, 2016	January 25, 2016
ASSETS
Current assets:
Cash and cash equivalents	$347,000	$244,000
Receivables, net	57,000	80,000
Inventories	383,000	358,000
Prepaid expenses	79,000	31,000

Total current assets	866,000	713,000

Property, buildings and equipment, net	4,941,000	4,203,000

Other assets, net	177,000	173,000
Intangible assets, net	33,000	33,000

Total assets	$6,017,000	$5,122,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$702,000	$459,000
Checks written in excess of bank balance	252,000	-
Payroll and related taxes	1,357,000	1,456,000
Sales and property taxes	574,000	501,000
Rent, licenses and other	236,000	323,000
Income tax payable	32,000	30,000
Current maturities of obligations under long-term debt	141,000	139,000

Total current liabilities	3,294,000	2,908,000

Deferred Rent Payable	196,000	165,000
Other long-term liabilities	790,000	843,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,619,000	2,077,000

Liabilities not subject to compromise	8,891,000	7,985,000
Liabilities subject to compromise

Total liabilities	8,891,000	7,985,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,620,000)	(20,609,000)

Total stockholders’ equity	(2,874,000)	(2,863,000)

Total liabilities and stockholders’ equity	$6,017,000	$5,122,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 16,	May 18,
	2016	2015
Total revenues	$7,522,000	$7,292,000

Costs, expenses and other
Food costs	2,609,000	2,558,000
Labor costs	2,773,000	2,595,000
Occupancy and other expenses	1,546,000	1,453,000
General and administrative expenses	397,000	430,000
Depreciation and amortization	132,000	129,000

Total costs, expenses and other	7,457,000	7,165,000

Income from operations	65,000	127,000

Interest expense	101,000	115,000
Gain on sale of assets	-	762,000
Other income	55,000	105,000

Income (loss) before income taxes (benefit) and reorganization items	19,000	879,000
Reorganization items, net	(25,000)	(108,000)
Income tax provision	(5,000)	(20,000)

Net income	$(11,000)	$751,000

Net income per common share – basic and diluted	$(0.00)	$0.23

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 16, 2016	May 18, 2015
Cash flows from operating activities:
Net income (loss)	$(11,000)	$751,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	132,000	129,000
Amortization of franchise, loan cost, licenses and other	1,000	14,000
Gain on sale of assets	—	(762,000)
Change in operating assets and liabilities:
Receivables, net	23,000	6,000
Inventories	(24,000)	(11,000)
Prepaid expenses	(48,000)	(1,000)
Deposits and other	(2,000)	(11,000)
Deferred rent payable	30,000	47,000
Accounts payable-trade	243,000	29,000
Income taxes payable	2,000	4,000
Other accrued liabilities	(165,000)	(1,484,000)
Net cash provided (used) by operating activities	181,000	(1,289,000)

Cash flows from investing activities:
Proceeds from notes receivable	—	1,550,000
Proceeds from the sale of assets	—	2,996,000
Acquisition of property, buildings and equipment	(872,000)	(107,000)
Net cash (used) provided in investing activities	(872,000)	4,439,000

Cash flows from financing activities:
Checks written in excess of bank balance	252,000	(250,000)
Proceeds from the issuance of long-term debt	600,000	—
Payments on long term debt	(56,000)	(1,172,000)
Capitalized loan costs	(2,000)	—
Net cash provided (used) in financing activities	794,000	(1,422,000)

Net change in cash and cash equivalents	103,000	1,728,000

Cash and cash equivalents at beginning of period	244,000	334,000

Cash and cash equivalents at end of period	$347,000	$2,062,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$42,000	$186,000

Income taxes	$4,000	$16,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company as of January 23, 2017 owns and operates 24 full-service restaurants located throughout the United States. At May 16, 2016 it owned and operated 23 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s Restaurants®, JB’s, Casa Bonita® and BuddyFreddys®. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

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

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2016. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in that Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through May 16, 2016. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of May 16, 2016 or May 18, 2015. Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, totaled 22,000 shares for the fiscal quarters ending May 16, 2016 and May 18, 2015. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the fiscal quarters ending May 16, 2016 and May 18, 2015 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses of $0 and $0, respectively, associated with certain restaurant facilities for the sixteen weeks ended May 16, 2016 and May 18, 2015.

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

The components of property, buildings and equipment as of May 16, 2016 consist of 23 operating restaurant properties, two non-operating restaurants that remain closed for remodeling and repositioning, one restaurant property that is leased to a third party and one non-operating property that is used as warehouse for equipment. The components of property, buildings and equipment as of January 25, 2016 consist of 21 operating restaurant properties, one restaurant property that is leased to third party, one non-operating restaurant that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $132,000 and $129,000 for the sixteen weeks ended May 16, 2016 and May 18, 2015, respectively.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	May 16, 2016			January 25, 2016

Property, building and equipment:		Accum.			Accum.
(Dollars in Thousands)	Cost	Depr.	Net	Cost	Depr.	Net
Operating	11,423	(7,146)	4,277	10,551	(7,021)	3,530
Leased	1,174	(712)	462	1,174	(704)	470
Held for Future Use	460	(258)	202	460	(257)	203
Total	13,057	(8,116)	4,941	12,185	(7,982)	4,203

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of intangible assets as of May 16, 2016 and January 25, 2016. The Company’s intangible assets consist of franchise fees, license agreements and trademarks. Franchise fees and license agreements are amortized using the straight-line method over the terms of the agreements, which typically range from 10 to 20 years. Trademark assets have an indefinite asset life.

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

j) Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of May 16, 2016 and January 25, 2016 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Note 3 – Related Party Transactions

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 16, 2016 and January 25, 2016. The Company expensed $39,000 and $38,000 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2017 and fiscal 2016, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the rate set forth in the Plan. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold six properties to Robert E. and Suzanne H. Wheaton during Fiscal 2015 for a total purchase price of $4.2 million and $600,000 gain on sale of assets and one property to Robert E. and Suzanne H. Wheaton during Fiscal 2016 for a total purchase price of $1.2 million and $200,000 loss on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for each of the properties sold. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan. The Company paid to Robert E. and Suzanne H. Wheaton $545,000 and $271,000 in rent for the fiscal years ending January 25, 2016 and January 26, 2015, respectively.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	May 16,	May 16,	January 25,	January 25,
	2016	2016	2016	2016
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,720,000	$121,000	$2,169,000	$119,000
Other-Miscellaneous	40,000	20,000	47,000	20,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,752,000	$141,000	$4,208,000	$139,000

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2016. Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or under-performing or unprofitable restaurants, if any, acquired or otherwise operated by the Company may have a material adverse effect on the Company’s results of operations in any individual period.

This quarterly report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting policies and other risks detailed in Item 1A of the Company’s Form 10-K for the fiscal year ended January 25, 2016, and other filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All these forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May 16, 2016 and May 18, 2015, respectively.

	Sixteen Weeks Ended
	May 16,	May 18,
	2016	2015
Total revenues	100.0%	100.0%

Costs, expenses and other
Food costs	34.7	35.1
Labor costs	36.9	35.6
Occupancy and other expenses	20.6	19.9
General and administrative expenses	5.3	5.9
Depreciation and amortization	1.7	1.8
Total costs, expenses and other	99.2	98.3

Income from operations	0.8	1.7

Interest expense	1.3	1.6
Gain on sale of assets	0.0	10.4
Other income	0.7	1.5
Income before income taxes and reorganization items	0.2	12.0

Reorganization item, net	0.3	1.5

Income tax provision	0.0	0.3

Net income (loss)	(0.1)%	10.2%

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of May 16, 2016 and January 25, 2016, respectively.

Concept	May 16, 2016	January 25, 2016

Operating Restaurants
4B’s	9	8
JB’s	6	6
Pecos Diamond Steakhouse	2	2
Western Sizzlin	1	1
Barnhill’s Buffet	1	1
BuddyFreddys	1	1
Casa Bonita	1	1
Bar-H Steakhouse	1	1
Whistle Junction	1	-
	23	21
Non-operating Restaurants
Leased to third parties	1	1
Warehouse	1	1
Held for Future Use	2	1
	4	3
Total	27	24

Sixteen Weeks Ended May 16, 2016 compared to Sixteen Weeks Ended May 18, 2015

Overview - The Company has a consolidated net loss for the 16-week period ended May 16, 2016 of $(11,000) or $(0.00) per diluted share as compared with net income of $751,000 or $0.23 per diluted share for the comparable prior year period, a decrease of approximately $762,000 from the prior year period. The decrease in net income is primarily due to a gain from sale of assets in the prior year with no gain in the current year.

Revenues - Total revenues increased approximately $230,000 million or 3.2% from $7.3 million in the 16 weeks ended May 18, 2015 to $7.5 million in the 16 weeks ended May 16, 2016. The increase in revenues was primarily attributable to six new restaurants in fiscal 2017 resulting in a sales increase of approximately $619,000 offset by sales declines of approximately $(266,000) or approximately (3.7)% in comparable same store sales and the closure of one store with sales of $(123,000).

Food Costs - Food costs as a percentage of total revenues decreased from 35.1% during the 16-week period ended May 18, 2015 to 34.7% during the 16-week period ended May 16, 2016. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from lower wholesale costs. Food costs increased by approximately $51,000 in the 16-week period ended May 18, 2015, primarily due to a 230,000 increase in revenues.

Labor - Labor costs as a percentage of total revenues increased from 35.6% during the 16-week period ended May 18, 2015 to 36.9% during the 16-week period ended May 16, 2016. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in the States of Arkansas and Colorado. Labor costs increased by approximately $178,000 in the 16-week period ended May 16, 2016, primarily due to a $230,000 increase in revenues and higher minimum wages.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 19.9% during the 16-week period ended May 18, 2015 to 20.6% during the 16-week period ended May 16, 2016. Occupancy and other expense increased approximately $93,000 in the 16-week period ended May 18, 2015 primarily due to a $230,000 increase in revenues and higher rent expense.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 5.9% during the 16-week period ended May 18, 2015 to 5.3% during the 16-week period ended May 16, 2016. The decrease for the 16 week period ended May 18, 2015 as a percentage of total revenues was primarily attributable to an increase of $230,000 in revenues and lower insurance costs. Total General and administrative expense decreased approximately $33,000 in the 16-week period ended May 16, 2016 as compared to the prior year.

Depreciation and Amortization - Depreciation and amortization expense increased from $129,000 during the 16-week period ended May 18, 2015 to $132,000 during the 16-week period ended May 16, 2016. The increase was primarily attributable to a net increase of 3 restaurants in the current quarter compared to the same quarter in the prior fiscal year.

Interest Expense - Interest expense decreased from $115,000 during the 16-week period ended May 18, 2015 to $101,000 during the 16-week period ended May 16, 2016. The decrease was attributable to lower debt balances in the 16-week period ended May 16, 2016 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s properties leased to third parties. Rental income was $55,000 for three properties leased for the 16-week period ended May 16, 2016. Rental income was approximately $64,000 for four properties leased for the 16-week period ended May 18, 2015.

Income Taxes - The income tax provision totaled $20,000 and $5,000, respectively, of pre-tax income for the first fiscal quarter of 2016 and 2017. The Company has deferred income tax assets of $0 on May 16, 2016 and January 25, 2016, respectively. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of May 16, 2016.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 16-weeks ended May 16, 2016 and May 18, 2015, the Company incurred professional fees and bankruptcy costs (benefits) related to the bankruptcy totaling $25,000 and $108,000, respectively.

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

As of May 16, 2016, the Company had $347,000 in cash.  Cash and cash equivalents increased by $103,000 during the 16-weeks ended May 16, 2016. The net working capital deficit was $2.4 million and $2.2 million at May 16, 2016 and January 25, 2016, respectively. The Company spent approximately $872,000 on capital expenditures during the 16-weeks ending May 16, 2016. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided and (used by) operations was approximately $181,000 for the 16-weeks ending May 16, 2016 and $(1.3) million for the 16-weeks ending May 18, 2015, respectively. The increase in cash generated from operating activities for the 16-week period ending May 16, 2016 was primarily due to reduction in other accrued liabilities paid in the current fiscal year as compared to the prior year.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash provided by financing activities was approximately $794,000 for the 16-weeks ending May 16, 2016 compared to approximately $1.4 million used by financing activities for the 16-weeks ending May 18, 2015. During the periods, the Company made net debt payments of approximately $56,000 and $1.2 million, had checks written in excess of bank balance changes of approximately $252,000 and $(250,000), had proceeds from issuance of long-term debt of approximately $600,000 and $0 and incurred loan costs of $2,000 and $0, respectively.

The following table is a summary of the Company’s outstanding debt obligations.

	May 16,	May 16,	January 25,	January 25,
	2016	2016	2016	2016
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,720,000	$121,000	$2,169,000	$119,000
Other-Miscellaneous	40,000	20,000	47,000	20.000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,752,000	$141,000	$4,208,000	$139,000

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 16, 2016 and January 25, 2016. The Company expensed $39,000 and $38,000 for interest related to its loans from Mr. Wheaton during the first 16 weeks of fiscal 2017 and fiscal 2016, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the rate set forth in the Plan. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan. On January 17, 2013, Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton loaned Star $300,000 pursuant to a five year note payable.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for Fiscal 2016 included in the Company’s Annual Report filed on Form 10-K for Fiscal 2016. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending May 16, 2016 and May 18, 2015.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of May 16, 2016 and January 25, 2016 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 16, 2016. Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the disclosure controls over financial reporting was not effective as of May 16, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 16, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth above, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended May 16, 2016, there were no material developments in any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

Item 1A. Risk Factors

This item is not applicable to small issuers; however, please refer to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2016 filed with the SEC.

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

101

The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended May 16, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

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