Form 10-Q
period 2016-08-08
STAR BUFFET INC
filed 2017-02-03
CIK 1043156

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 8, 2016

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

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 8, 2016	January 25, 2016
ASSETS

Current assets:
Cash and cash equivalents	$493,000	$244,000
Receivables, net	65,000	80,000
Inventories	374,000	358,000
Prepaid expenses	98,000	31,000

Total current assets	1,030,000	713,000

Property, buildings and equipment, net	5,199,000	4,203,000
Other assets, net	179,000	173,000
Intangible assets, net	33,000	33,000
Total assets	$6,441,000	$5,122,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$760,000	$459,000
Checks written in excess of bank balance	152,000	-
Payroll and related taxes	1,387,000	1,456,000
Sales and property taxes	643,000	501,000
Rent, licenses and other	217,000	323,000
Income tax payable	52,000	30,000
Current maturities of obligation under long-term debt	169,000	139,000

Total current liabilities	3,380,000	2,908,000

Deferred Rent Payable	218,000	165,000
Other long-term liabilities	748,000	843,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,551,000	2,077,000

Total liabilities	8,889,000	7,985,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,194,000)	(20,609,000)

Total stockholders’ equity	(2,448,000)	(2,863,000)

Total liabilities and stockholders’ equity	$6,441,000	$5,122,000

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 8,	August 10,	August 8,	August 10,
	2016	2015	2016	2015
Total revenues	$6,968,000	$6,836,000	$14,490,000	$14,128,000

Costs, expenses and other
Food costs	2,273,000	2,257,000	4,882,000	4,815,000
Labor costs	2,416,000	2,313,000	5,189,000	4,908,000
Occupancy and other expenses	1,350,000	1,207,000	2,896,000	2,660,000
General and administrative expenses	299,000	254,000	696,000	684,000
Depreciation and amortization	100,000	81,000	232,000	210,000

Total costs, expenses and other	6,438,000	6,112,000	13,895,000	13,277,000

Income from operations	530,000	724,000	595,000	851,000

Interest expense	83,000	62,000	184,000	177,000
Gain on sale of assets	—	—	—	762,000
Other income	19,000	39,000	74,000	144,000

Income (loss) before income taxes and reorganization items	466,000	701,000	485,000	1,580,000
Reorganization items, net	(20,000)	(10,000)	(45,000)	(118,000)
Income tax provision	(20,000)	(20,000)	(25,000)	(40,000)

Net income (loss)	$426,000	$671,000	$415,000	$1,422,000

Net income (loss) per common share – basic and diluted	$0.13	$0.21	$0.13	$0.44

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	28 weeks Ended
	August 8, 2016	August 10, 2015
Cash flows from operating activities:
Net income	$415,000	$1,422,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	232,000	210,000
Amortization of franchise, loan cost and licenses	2,000	14,000
Gain on sale of assets	—	(762,000)
Change in operating assets and liabilities:
Receivables, net	15,000	(6,000)
Inventories	(16,000)	(44,000)
Prepaid expenses	(67,000)	(9,000)
Deposits and other	(5,000)	(16,000)
Deferred rent payable	53,000	83,000
Accounts payable-trade	301,000	(54,000)
Income taxes payable	22,000	24,000
Other accrued liabilities	(125,000)	(2,366,000)
Net cash provided (used) by operating activities	827,000	(1,504,000)

Cash flows from investing activities:
Proceeds from notes receivable	—	1,550,000
Acquisition of property, buildings and equipment	(1,231,000)	(834,000)
Proceed from the sale of fixed assets	—	2,996,000
Net cash (used) provided in investing activities	(1,231,000)	3,712,000

Cash flows from financing activities:
Checks written in excess of bank balance	152,000	(250,000)
Proceeds from the issuance of long-term debt	600,000	500,000
Payments on long term debt	(97,000)	(1,193,000)
Capitalized loan costs	(2,000)	(4,000)
Net cash provided (used) in financing activities	653,000	(947,000)

Net change in cash and cash equivalents	249,000	1,261,000

Cash and cash equivalents at beginning of period	244,000	334,000

Cash and cash equivalents at end of period	$493,000	$1,595,000

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$80,000	$213,000

Income taxes	$4,000	$16,000

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company as of January 23, 2017 owns and operates 24 full-service restaurants located throughout the United States. At August 8, 2016 it owned and operated 23 full-service restaurants. The Company’s restaurants operate under trade names including 4B’s Restaurants®, JB’s, Casa Bonita® and BuddyFreddys®. The Company has an executive and an accounting office in Scottsdale, Arizona, and an accounting office in Salt Lake City, Utah.

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through August 8, 2016. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of August 8, 2016 or August 10, 2015. Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, totaled 22,000 shares for the fiscal quarters ending August 8, 2016 and August 10, 2015. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for all periods presented. Weighted-average common shares outstanding for the fiscal quarters ending August 8, 2016 and August 10, 2015 used to calculate diluted earnings per share exclude stock options to purchase 22,000 shares of common stock due to the market price of the underlying stock being less than the exercise price.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period. The Company recorded no impairment losses associated with certain restaurant facilities for the twenty-eight weeks ended August 8, 2016 and August 10, 2015

f) Properties, Building and Equipment

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

The components of property, buildings and equipment as of August 8, 2016 consist of 23 operating restaurant properties, two non-operating restaurants that remain closed for remodeling and repositioning, one restaurant property that is leased to a third party and one non-operating property that is used as warehouse for equipment. The components of property, buildings and equipment as of January 25, 2016 consist of 21 operating restaurant properties, one restaurant property that is leased to third party, one non-operating restaurant that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. Depreciation expense for the 28 weeks ending August 8, 2016 and August 10, 2015 totaled $232,000 and $210,000, respectively.

	August 8, 2016			January 25, 2016

Property, building and equipment:		Accum.			Accum.
(Dollars in Thousands)	Cost	Depr.	Net	Cost	Depr.	Net
Operating	11,781	(7,248)	4,533	10,551	(7,021)	3,530
Leased	1,174	(710)	464	1,174	(704)	470
Held for Future Use	460	(258)	202	460	(257)	203
Total	13,415	(8,216)	5,199	12,185	(7,982)	4,203

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the life of the loan.

h) Intangible Assets

The Company’s other assets consist of intangible assets as of August 8, 2016 and January 25, 2016. The Company’s intangible assets consist of franchise fees, license agreements and trademarks. Franchise fees and license agreements are amortized using the straight-line method over the terms of the agreements, which typically range from 10 to 20 years. Trademark assets have an indefinite asset life.

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

j) Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of August 8, 2016 and January 25, 2016 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Note 3 – Related Party Transactions

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of August 8, 2016 and January 25, 2016. The Company expensed $68,000 and $66,000 for interest related to its loans from Mr. Wheaton during the first 28 weeks of fiscal 2017 and fiscal 2016, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the rate set forth in the Plan. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan. As part of the Reorganization Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold six properties to Robert E. and Suzanne H. Wheaton during Fiscal 2015 for a total purchase price of $4.2 million and $600,000 gain on sale of assets and one property to Robert E. and Suzanne H. Wheaton during Fiscal 2016 for a total purchase price of $1.2 million and $200,000 loss on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for each of the properties sold. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Plan. The Company paid to Robert E. and Suzanne H. Wheaton $545,000 and $271,000 in rent for the fiscal years ending January 25, 2016 and January 26, 2015, respectively.

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations as of the dates indicated.

	August 8,	August 8,	January 25,	January 25,
	2016	2016	2016	2016
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,684,000	$149,000	$2,169,000	$119,000
Other-Miscellaneous	36,000	20,000	47,000	20,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,712,000	$169,000	$4,208,000	$139,000

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

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 8, 2016 and August 10, 2015, respectively.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 8,	August 10,	August 8,	August 10,
	2016	2015	2016	2015
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	32.6	33.0	33.7	34.1
Labor costs	34.7	33.8	35.8	34.7
Occupancy and other expenses	19.4	17.7	20.0	18.8
General and administrative expenses	4.3	3.7	4.8	4.8
Depreciation and amortization	1.4	1.2	1.6	1.5
Total costs, expenses and other	92.4	89.4	95.9	93.9

Income from operations	7.6	10.6	4.1	6.1

Interest expense	1.2	0.9	1.3	1.3
Gain on sale of assets	-	-	-	5.4
Other income	0.3	0.6	0.5	1.0
Income before income tax and reorganization items	6.7	10.3	3.3	11.2

Reorganization items, net	0.3	0.1	0.3	0.8

Income tax provision	0.3	0.3	0.2	0.3
Net income	6.1%	9.9%	2.8%	10.1%

The table below outlines the number of restaurants operated by the Company by concept as well as the number of non-operating restaurants that are leased to third party operators, used as warehouse facilities, and are being held for repositioning and remodeling as of August 8, 2016 and January 25, 2016, respectively.

Concept	August 8, 2016	January 26, 2015

Operating Restaurants
4B’s	9	8
JB’s	6	6
Pecos Diamond Steakhouse	2	2
Western Sizzlin	1	1
Barnhill’s Buffet	1	1
BuddyFreddys	1	1
Casa Bonita	1	1
Bar-H Steakhouse	1	1
Whistle Junction	1	-
	23	21
Non-operating Restaurants
Leased to third parties	1	1
Warehouse	1	1
Held for Future Use	2	1
	4	3
Total	27	24

Twelve Weeks Ended August 8, 2016 compared to Twelve Weeks Ended August 10, 2015

Overview - The Company has a consolidated net income for the 12-week period ended August 8, 2016 of $426,000 or $0.13 per diluted share as compared with net income of $671,000 or $0.21 per diluted share for the comparable prior year period, a change of approximately $245,000 from the prior year period. The decrease in the net income is primarily from lower income from operations of approximately $194,000 due to higher occupancy and other expenses, higher general and administrative expenses and higher depreciation and amortization expense in the current year. The Company also had higher interest expense and lower other income in the current year.

Revenues - Total revenues increased by approximately $132,000 or 1.9% from $6.8 million in the 12 weeks ended August 10, 2015 to $7.0 million in the 12 weeks ended August 8, 2016. The increase in revenues was primarily attributable to the opening of three stores in the fiscal year ending January 30, 2017 (“Fiscal 2017”) and three in Fiscal 2016 resulting in a $519,000 increase in sales in the current fiscal year. The increase in sales was partially offset by approximately $341,000 or 5.3% decrease in comparable same store sales and approximately $46,000 decrease for closure of one store.

Food Costs - Food costs as a percentage of total revenues decreased from 33.0% during the 12-week period ended August 10, 2015 to 32.6% during the 12-week period ended August 8, 2016. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from lower wholesale costs. Food costs increased by approximately $16,000 in the 12-week period ended August 8, 2016.

Labor - Labor costs as a percentage of total revenues increased from 33.8% during the 12-week period ended August 10, 2015 to 34.7% during the 12-week period ended August 8, 2016. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in the States of Arkansas and Colorado. Labor costs increased by approximately $103,000 in the 12-week period ended August 8, 2016, primarily due to the net increase of 3 stores and higher minimum wages.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 17.7% during the 12-week period ended August 10, 2015 to 19.4% during the 12-week period ended August 8, 2016. Occupancy and other expense increased approximately $143,000 in the 12-week period ended August 8, 2016 primarily due to the net increase of three stores and increased rent and property taxes in the current fiscal year. The increase for the 12-week period ending August 8, 2016 as a percentage of total revenues was primarily attributable to higher rents and property taxes.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 3.7% during the 12-week period ended August 10, 2015 to 4.3% during the 12-week period ended August 8, 2016. General and administrative expense increased from $254,000 during the 12-week period ended August 10, 2015 to $299,000 during the 12-week period ended August 8, 2016. The increase was primarily attributable to higher public fee costs in the current year compared to the prior year. .

Depreciation and Amortization - Depreciation and amortization expense increased from $81,000 during the 12-week period ended August 10, 2015 to $100,000 during the 12-week period ended August 8, 2016. The increase was primarily attributable to the net addition of 3 stores.

Interest Expense - Interest expense increased from $62,000 during the 12-week period ended August 10, 2015 to $83,000 during the 12-week period ended August 8, 2016. The increase was attributable to higher debt balance in the 12-week period ended August 8, 2016 as compared to the 12-week period ended August 10, 2015

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $19,000 for three properties leased for the 12-week period ended August 8, 2016. Rental income was $39,000 for three properties leased for the 12-week period ended August 10, 2015.

Income Taxes - The income tax provision totaled $20,000 for the second quarter of fiscal of 2017 and $20,000 fiscal 2016. The Company has deferred income tax assets of $0 on August 8, 2016 and January 25, 2016. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 8, 2016.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 12-weeks ended August 8, 2016 and August 10, 2015, the Company incurred professional fees and bankruptcy costs (benefits) related to the bankruptcy totaling $20,000 and $10,000, respectively.

Twenty-eight Weeks Ended August 8, 2016 compared to Twenty-eight Weeks Ended August 10, 2015

Overview - The Company has a consolidated net income for the 28-week period ended August 8, 2016 of $415,000 or $0.13 per diluted share as compared with net income of $1,422,000 or $0.44 per diluted share for the comparable prior year period, a change of approximately $1.0 million from the prior year period. The decrease in the net income is primarily due to a $762,000 gain on sale of assets in the prior year with none in the current year. In addition, the income from operations is lower by approximately $256,000 due to higher labor costs and higher occupancy and other expenses in the current year.

Revenues - Total revenues increased approximately $362,000 or 2.6% from $14.1 million in the 28 weeks ended August 10, 2015 to $14.5 million in the 28 weeks ended August 8, 2016. The increase in revenues was primarily attributable to the opening of three stores in the fiscal year ending January 30, 2017 (“Fiscal 2017”) and three in Fiscal 2016 resulting in a $1.1 million increase in sales in the current fiscal year. The increase in sales was partially offset by approximately $607,000 or 4.5% decrease in comparable same store sales and approximately $169,000 decrease for closure of one store.

Food costs - Food costs as a percentage of total revenues decreased from 34.1% during the 28-week period ended August 10, 2015 to 33.7% during the 28-week period ended August 8, 2016. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from lower wholesale food costs. Food costs increased by approximately 67,000 in the 28-week period ended August 8, 2016, primarily due to the net increase of five stores.

Labor - Labor costs as a percentage of total revenues increased from 34.7% during the 28-week period ended August 10, 2015 to 35.8% during the 28-week period ended August 8, 2016. The increase as a percentage of total revenues was primarily attributable to higher minimum wages States of Arkansas and Colorado. Labor costs increased by approximately $281,000 in the 28-week period ended August 8, 2016, primarily due to the net increase of five stores and higher minimum wages.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 18.8% during the 28-week period ended August 10, 2015 to 20.0% during the 28-week period ended August 8, 2016. Occupancy and other expense increased approximately $236,000 in the 28-week period ended August 8, 2016 primarily due to the net increase of five stores and increased rent and property tax expense. The increase for the 28-week period ending August 8, 2016 as a percentage of total revenues was primarily attributable to an increase in rent and property tax expense.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues was 4.8% during the 28-week period ended August 10, 2015 ended August 8, 2016. General and administrative expense increased from $684,000 during the 28-week period ended August 10, 2015 to $696,000 during the 28-week period ended August 8, 2016. The increase was primarily due to an increase in public fee expense in the current period.

Depreciation and Amortization - Depreciation and amortization expense increased from $210,000 during the 28-week period ended August 10, 2015 to $232,000 during the 28-week period ended August 8, 2016. The increase was primarily attributable to net increase of five stores in the current period.

Interest Expense - Interest expense increased from $177,000 during the 28-week period ended August 10, 2015 to $184,000 during the 28-week period ended August 8, 2016. The increase was attributable to a higher debt balance for the 28-week period ended August 8, 2016 as compared to the 28-week period ended August 10, 2015.

Other income - Other income consists primarily of rental income from the Company’s leased properties. Rental income was $74,000 for three properties leased for the 28-week period ended August 8, 2016. Rental income was $111,000 for four property leased for the 28-week period ended August 10, 2015.

Income Taxes - The income tax provision totaled $25,000 and $40,000 for the first 28-week periods of fiscal 2017 and 2016, respectively. The Company has deferred income tax assets of $0 on August 8, 2016 and January 25, 2016. The Company has a net operating losses for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 8, 2016.

Reorganization Items, Net - Star and Summit both filed for bankruptcy in September 2011. During the 28-weeks ended August 8, 2016 and August 10, 2015, the Company incurred professional fees and bankruptcy costs (benefits) related to the bankruptcy totaling $45,000 and 118,000, respectively.

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

As of August 8, 2016, the Company had $493,000 in cash.  Cash and cash equivalents increased by $249,000 during the 28-weeks ended August 8, 2016. The Company had a net working capital deficit that was $2.4 million and $2.2 million as of August 8, 2016 and January 25, 2016, respectively. The Company spent approximately $1.2 million on capital expenditures during the 28-weeks ending August 8, 2016. The primary capital expenditure was approximately $800,000 for the purchase and remodel of the 4B’s in Missoula, Montana. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided by operations was approximately $827,000 for the 28-weeks ending August 8, 2016 and cash used by operating activities was $1.5 million for the 28-weeks ending August 10, 2015. The increase in cash generated from operating activities for the 40-week period ending August 8, 2016 was primarily due to fewer payments made on other liabilities in the current period compared to the prior period.

Cash provided by financing activities was approximately $653,000 for the 28-weeks ending August 8, 2016 compared to $947,000 used by financing activities for the 28-weeks ending August 10, 2015. During the periods, the Company made net debt payments of approximately $97,000 and $1.2 million, had checks written in excess of bank balance changes of approximately $152,000 and $(250,000), had proceeds from issuance of long-term debt of approximately $500,000 and $600,000 and incurred loan costs of $2,000 and $4,000, respectively.

The following table is a summary of the Company’s outstanding debt obligations.

	August 8,	August 8,	January 25,	January 25,
	2016	2016	2016	2016
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,684,000	$149,000	$2,169,000	$119,000
Other-Miscellaneous	36,000	20,000	47,000	20,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,712,000	$169,000	$4,208,000	$139,000

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of August 8, 2016 and January 25, 2016. The Company expensed $68,000 and $66,000 for interest related to its loans from Mr. Wheaton during the first 28 weeks of fiscal 2017 and fiscal 2016, respectively. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Plan was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to January 16, 2013 at the rate set forth in the Plan. Interest will accrue on the principal amount of $1,991,936 and the interest of $196,957 from January 17, 2013 until paid at the rate of 3.25%. The interest rate of 3.25% will increase 1% each year on January 17 until paid per the Plan. On January 17, 2013, Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton loaned Star $300,000 pursuant to a five year note payable.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending August 8, 2016 and August 10, 2015.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of August 8, 2016 and January 25, 2016 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of August 8, 2016. Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the disclosure controls over financial reporting was not effective as of August 8, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 8, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth above, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended August 8, 2016, there were no material developments in any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

Item 1A. Risk Factors

This item is not applicable to small issuers; however, please refer to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2016 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are attached to this report unless noted as previously filed:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended August 8, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

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