Form 10-K
period 2017-01-30
STAR BUFFET INC
filed 2017-04-28
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revise financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At August 8, 2016, the last business day of the registrant’s second fiscal quarter for Registrant’s 2017 fiscal year, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the OTC Pink Sheets on August 8, 2016, ($1.50 per share) was approximately $2,316,000. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 20, 2017, the registrant had 3,213,075 shares of common stock outstanding.

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 30, 2017

Cautionary Statements Regarding Forward-Looking Statements

This Annual Report on Form 10-K (including documents incorporated by reference) (this “Report”) contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”) which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek,” “estimate,” “future,” “likely” and similar expressions. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All these forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements. Actual results may differ, and may differ materially, from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” under Item 1A of this Report and elsewhere. You should review and consider the various disclosures made by the Company in this report, and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect the Company’s future results.

PART I

Item 1. Business

Significant Events

On December 7, 2016, the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”) entered into a Final Decree and Order Closing the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”) of Star Buffet, Inc.

Chapter 11 Reorganization

On September 28, 2011, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the Bankruptcy Court in the Chapter 11 Case. The Company’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Bankruptcy Plan”), which provided for the payment in full of all approved claims. A copy of the Confirmation Order and the Bankruptcy Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Bankruptcy Plan became effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Bankruptcy Plan were estimated to be in excess of $10 million.  The Bankruptcy Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties. On October 14, 2016, the Company settled the final unsecured creditor claim for $900,000.

Overview

Star Buffet, Inc. was incorporated on July 28, 1997 as a Delaware corporation to operate as a multi-concept restaurant holding company. At January 30, 2017 it owned and operated 24 full-service restaurants. The Company as of April 20, 2017 owned and operated 25 full-service restaurants located throughout the United States. During the Fiscal 2017, the Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company’s restaurants operate under trade names including 4B’s Restaurants, JB’s Restaurants, Barnhill’s Salads Buffet Desserts, Casa Bonita and BuddyFreddys. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

The Company plans to continue to operate as a multi-concept restaurant holdings company, adding restaurants to its portfolio as proceeds become available to do so. Management believes the Company will generate sufficient cash flows from operations to support its operations and, together with the proceeds from the sale or refinancing of certain of its properties, to pay its scheduled debt repayments and grow its business.

Recent Developments

On March 21, 2017 the Company acquired the Rancher’s Grill Steakhouse in Deming, New Mexico. Robert E. and Suzanne H. Wheaton purchased the property and entered into a long-term lease with StarTexas Restaurants, Inc., a wholly-owned subsidiary of the Company, with respect to the property.

Business Strategy

The Company’s business strategy is to operate a broadly diversified portfolio of well-established, family-oriented restaurants throughout the southeastern and western United States. The Company believes that a broad, diversified business base combined with low facility costs and modest corporate overhead can result in consistently positive cash flows.

Growth Strategy

The Company’s strategy is to grow primarily through the acquisition of existing restaurants that currently operate in the family dining, steakhouse or buffet market segments. Depending on the circumstances, these restaurants may be converted to the Company’s existing brands or may remain branded as currently positioned in the market. The Company plans to supplement its acquisitions by purchasing or leasing restaurant real estate that can be converted to the Company’s existing brands. Additionally, the Company may make minority investments in, or enter into strategic alliances with other restaurant chains.

●

Acquisitions. The Company believes that a number of acquisition opportunities exist in the buffets, family dining and steakhouses market segments. The Company believes that many restaurants in these segments are privately owned and may be available for acquisition, particularly when an owner decide to retire. Other restaurants may become available for purchase when corporate owners decide to convert from a company store to a franchisor business model or when a company is faced with a financial reorganization.

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

●

Minority Investments and Strategic Alliances. The Company intends to seek minority investments in, or strategic alliances with other restaurant chains. The Company believes that these investments can provide an attractive opportunity for the Company and may facilitate in the acquisition of restaurants at a later date.

Licenses, Trademarks and Service Marks

The Company owns one or more trademarks and service marks for the following brands; BuddyFreddys ®, Casa Bonita®, Holiday House®, Pecos Diamond Steakhouse®, Bar-H Steakhouse®, 4B’S Restaurants® Barnhill’s Buffet® and Whistle Junction®. The Company also has a perpetual, royalty-free, fully transferable license to use the intangible property of JJ North’s Country Buffet. The Company has a license agreement to use the JB’s trademark. The Company does not have any patents or copyrights.

Restaurant Concepts

As of January 30, 2017, the Company operated eight 4B’s restaurants, six JB’s restaurants, two Pecos Diamond Steakhouses, one Western Sizzlin restaurant, one 4 Aces restaurant operated under the 4B’s brand, one Finnegan’s restaurant operated under the 4B’s brand, one Barnhill’s Buffet restaurant, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. In addition, the Company operated one seasonal 4Bs’ restaurant scheduled to reopen in May 2017. During Fiscal 2017, the Company also had three closed restaurants … one closed for remodeling and repositioning; one leased to a third-party operator; and one used as a warehouse.

The Company, through its wholly-owned Southern Barns, Inc. (“Southern Barns”) subsidiary operated as of January 30, 2017 one Barnhill’s Buffet restaurant in Arkansas. The restaurant is approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned 4B’s Holdings, Inc. (“4B’s”) subsidiary operated as of January 30, 2017 eight 4B’S restaurants, one 4 Aces restaurant and one Finnegan’s restaurant all operated in Montana. In addition, the Company operated one seasonal 4Bs’ restaurant scheduled to reopen in May 2017. The 4B’s branded restaurants are approximately 3,500 to 5,500 square feet in size and seat approximately 110 to 175 customers.

The Company, through its wholly-owned JB’s Star Holdings, Inc. (“JB’s Star”) subsidiary, operated as of January 30, 2017 six JB’s restaurants with one each in Arizona, Montana, Utah and Wyoming and two in Idaho. The JB’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers.

The Company, through its wholly-owned StarTexas Restaurants, Inc. (“StarTexas”) subsidiary, operated as of January 30, 2017 one Pecos Diamond Steakhouse in Dumas, Texas and one Pecos Diamond Steakhouse in Artesia, New Mexico and a Bar-H Steakhouse in Dalhart, Texas. The Pecos Diamond Steakhouses and Bar-H Steakhouse are each approximately 5,000 square feet with seating capacity for 150 customers.

The Company, through its wholly-owned Summit Family Restaurants Inc. (“Summit”) subsidiary, operated as of January 30, 2017 one Casa Bonita restaurant located in Colorado. The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 1,400 customers.

The Company, through its wholly-owned Florida Buffet Holdings, Inc. (“Florida Buffet”) subsidiary, operated as of January 30, 2017 one restaurant in Florida under the brand name BuddyFreddys. The BuddyFreddys is approximately 9,000 square feet and seats approximately 300 customers. In addition, the Company through its wholly-owned Sizzlin Star, Inc. (“Sizzlin Star”) subsidiary, operated as of January 30, 2017 one Western Sizzlin restaurant located in Mississippi, which is approximately 7,000 square feet and seats approximately 250 customers.

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

We also are subject to federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act. Compliance with these laws and regulations can be costly and increase our exposure to litigation and governmental proceedings. Failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation. New or changing laws and regulations relating to union organizing rights and activities may impact our operations at the restaurant level and increase our labor costs.

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

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. Compliance with these laws and regulations can be costly. Failure or perceived failure to comply with those laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Seasonality

The Company's business is moderately seasonal in nature. For the majority of the Company’s restaurants, the highest volume periods are in the Company’s first and second fiscal quarters.

Segment and Related Reporting

All of the brands the Company operates are in the U.S. within the full-service dining industry and provide similar products to similar customers and therefore, are considered to be one segment for reporting purposes. The brands also possess similar economic characteristics, which are expected to achieve similar long-term financial performance. Sales to external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales.

Employees

As of April 20, 2017 the Company employed approximately 820 persons, of whom approximately 815 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Directors and Executive Officers

The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
Robert E. Wheaton	65	Director, Chief Executive Officer, President and Chairman
Thomas G. Schadt	74	Director
Todd S. Brown	59	Director
Mary-Whitney Wheaton	30	Director
B. Thomas M. Smith, Jr.	81	Director

Robert E. Wheaton has served as the Chief Executive Officer and President and as a director of the Company since its formation in July 1997. Mr. Robert E. Wheaton has been Chairman of the Board of Directors (the “Board”) since September 1998. Mr. Robert E. Wheaton served as Executive Vice President of CKE Restaurants, Inc. from January 1996 through January 1999. From April 1995 to January 1996, he served as Vice President and Chief Financial Officer of Denny's Inc., a subsidiary of Flagstar Corporation. From 1991 to 1995, Mr. Robert E. Wheaton served as President and Chief Executive Officer and from 1989 to 1991 as Vice President and Chief Financial Officer of The Bekins Company. Mr. Robert E. Wheaton is the father of Mary-Whitney Wheaton, a director of the Company.

The Board has determined that Mr. Wheaton is qualified to serve as a director as a result of his extensive experience in the restaurant industry, his leadership experience and skills and his extensive experience with and knowledge of the Company.

Thomas G. Schadt has served as a director of the Company since the completion of the Company’s initial public offering in September 1997. Mr. Schadt has been the Chief Executive Officer of a privately-held beverage distribution company, Bear Creek, L.L.C., since 1995. From 1976 to 1994, he held several positions with PepsiCo, Inc., most recently, Vice President of Food Service.

The Board has determined that Mr. Schadt is qualified to serve as a director as a result of his extensive experience in a related industry and his executive experience.

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

The Board has determined that Mr. Brown is qualified to serve as a director as a result of knowledge and skills about financial and accounting matters, coupled with his experience in the restaurant industry.

Mary-Whitney “Mamie” Wheaton has served as a director since April 2017. Ms. Wheaton is a Certified Financial Planner professional. Since August 2016, Ms. Wheaton has been employed with LearnVest, a financial planning company. She currently holds the position of Manager of Advice Excellence and Brand Voice. Previously, Ms. Wheaton spent over eight years, beginning in July 2008, with The Vanguard Group, holding various positions including Senior Wealth Management Consultant. She has FINRA Series 6, 7 and 63 licenses. Ms. Wheaton graduated from the University of Arizona in 2008 with a BA degree in Communications, with a minor in Business. Ms. Wheaton is the daughter of Robert E. Wheaton, Chairman of the Board of Directors, Chief Executive Officer and President of the Company.

The Board has determined that Ms. Wheaton is qualified to serve as a director as a result of knowledge and skills about financial and management issues, as well as her general good judgment.

B. Thomas M. Smith, Jr. has served as a director of the Company since June 2002. From 1988 until 1995, he was Vice President and Director of Corporate Purchasing for ITT Corp. Mr. Smith was a consultant with ITT Corp. from January 1996 to December 1996. Mr. Smith served as director of Republic Bancorp from June 1999 until April 2005. Mr. Smith has been retired since December 1996.

The Board has determined that Mr. Smith is qualified to serve as a director as a result of his extensive experience in a related industry and his executive experience.

Key Employee

Ronald E. Dowdy, age 60, has served as the Group Controller since June 1998 and as Treasurer and Secretary since February 1999. Mr. Dowdy served as Controller of Holiday House Corporation for 19 years prior to joining the Company.

Item 1A. Risk Factors

You should carefully consider the following risk factors before you decide to invest in our Company and our business because these risk factors may have a significant impact on our business, operating results, financial condition, and cash flows. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected.

Company Risk Factors

Our growth depends upon our ability to acquire and successfully integrate additional restaurants.

We intend to continue to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on our ability to acquire additional restaurants or to convert acquired sites into restaurants. The success of our growth strategy is dependent upon numerous factors, including the availability of suitable acquisition opportunities, the availability of appropriate financing, and general economic conditions. We must compete with other restaurant operators for acquisitions and with other restaurant operators, retail companies and developers for desirable sites. Many of these entities have substantially greater financial and other resources than we do. Many of its acquired restaurants may be located in geographic markets in which we have limited or no operating experience. There is a risk that acquired restaurants or converted restaurants may not be operated profitably or successfully integrated into our operations.

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating and remodeling of existing restaurants, which may adversely affect our results of operations.

Our revenues and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

We will be unable to implement our growth strategy if we cannot generate sufficient capital and may be required to pay a high price for capital.

We require capital in order to implement the Company’s strategy to grow primarily through the acquisition of existing restaurants that currently operate in the family dining, steakhouse or buffet market segments. We have negative working capital as of January 30, 2017. We have recently been borrowing required growth capital from our Chief Executive Officer, Robert E. Wheaton, and his wife. We have no commitment from them to provide additional capital or assurance that they will voluntarily continue to provide capital as needed. We may need to seek outside capital through the issuance of common stock, preferred stock or debt. We may be unable to raise additional capital as needed and we will likely be required to pay a high price for capital. Factors affecting the availability and price of capital include the following:

●	the availability and cost of capital generally;
●	our financial results, including our liquidity situation;
●	the market price of our common stock;
●	the experience and reputation of our management team;
●	market interest, or lack of interest, in our industry and business plan;
●	the trading volume of, and volatility in, the market for our common stock;
●	our ongoing success, or failure, in executing our business plan and growth strategy;
●	the amount of our capital needs; and
●	the amount of debt we have outstanding.

Failure to protect our service marks or other intellectual property could harm our business.

We regard our BuddyFreddys, Casa Bonita, Holiday House, Pecos Diamond Steakhouse, Bar-H Steakhouse, 4B’s Restaurants Barnhill’s Buffet and Whistle Junction service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, trademarks, service marks and common law rights, such as trade secret and unfair competition laws, to protect our restaurants from infringement. Although our policy is to aggressively oppose any such infringement, unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. There can be no assurance that the steps we have taken or will take will be adequate to preserve our key intellectual property. Defending or enforcing our service marks and other intellectual property could result in the expenditures of significant resources and failure.

Operating results can be adversely impacted by the failure to renew facility leases or escalating rents.

The majority of our facilities are leased. Certain of these leases contain limited renewal options and other leases contain escalating or fair market increases for rents upon renewal. There can be no assurance that these facility leases can be renewed at lease rates that permit the restaurant to be operated profitably. Our leases expire on dates ranging from 2017 to 2041. If we close a restaurant, we may remain committed to performing our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations.

Increases in wages and benefits may harm our results of operations.

Our results of operations is sensitive to increases in food, labor and other operating costs that cannot always be passed on to our guests in the form of higher prices. Minimum wage increases took effect in states where our restaurants are located in January 2014, January 2015, January 2016 and January 2017. These increases and potential future changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Affordable Care Act, could cause us to incur additional wage and benefits costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to us. In connection with higher energy prices, commodity suppliers have passed on higher wholesale prices and higher transportation costs. In anticipation of these past and future increases, we periodically increase menu prices with the desire of maintaining margins. However, market conditions may limit our ability to raise menu prices and, even if we raise prices, the increase may adversely affect the volume of our sales, reducing future revenues and profitability.

Our quarterly results are likely to fluctuate.

We have in the past experienced, and expect to continue to experience, fluctuations in restaurant revenues and results of operations from quarter to quarter. In particular, our quarterly results can vary as a result of acquisitions and costs incurred to integrate newly acquired entities. Conversely, our restaurant revenues and results of operations can vary due to restaurant closures and associated costs connected with these closures. A number of our restaurants are located in areas which are susceptible to severe winter weather conditions or tropical storm patterns which may have a negative impact on customer traffic and restaurant revenues. Accordingly, we believe that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Seasonal and quarterly fluctuations can have an adverse effect on our business, results of operation and financial condition.

We are dependent on key personnel.

We believe that our success depends in part on the services of its key executives, including Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President. We do not presently maintain key man life insurance and the loss of the services of Mr. Robert E. Wheaton could have a material adverse effect upon our business, results of operation and financial condition.

We have significant indebtedness, and our various creditors have broad remedies in the event of default.

As of January 30, 2017, we had $5,104,000 in total indebtedness, the majority of which is indebtedness to our Chief Executive Officer, Robert E. Wheaten. If we experience flat or negative operating results, we may be unable to service our debt. If we default on our indebtedness, our creditors have broad remedies, including foreclosure on any pledged assets.

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

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants, and our operating results, may be harmed by multiple diverse factors, including the following:

●	traffic patterns, demographic considerations and the type, number and location of competing restaurants;
●	publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants;
●	terrorist attacks directed toward the food supply chain or public concerns about the safety of the food supply chain;
●	as a result of our dependence on frequent deliveries of fresh produce and other food, interruptions in supply, including those caused by adverse weather or other conditions;
●	increases in food, labor and other operating costs that we are unable to pass along to our customers;
●	transportation costs;
●	regional weather conditions;
●	the availability of experienced management and hourly employees; and
●	general adverse economic developments such as a recessions or stagnant (or declining) wages or relative wages among our target customers.

Any, or a combination of several of these events may harm our business, results of operation and financial condition.

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

The market price of our shares of common stock is volatile and may increase or decrease dramatically at any time.

The market price of our shares of common stock is volatile. Our stock price may change as the result of announcements of new products or innovations by us or our competitors, uncertainty regarding the viability of our business or our industry, significant litigation, our liquidity situation, revenues or losses, or other factors or events that would be expected to affect our business, financial condition, results of operations and future prospects.

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

Sale of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 20, 2017, 3,213,075 shares of common stock were outstanding. We cannot predict the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of our common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

There is a public market for our stock, but it is thin and subject to manipulation.

The volume of trading in our common stock is limited and can be dominated by a few individuals. The limited volume can make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

The market price of our common stock may be harmed by our need to raise capital.

We need to raise additional capital to grow our business and expect to raise such capital through the issuance of common stock, preferred stock or debt. Because securities in private placements and other transactions by a company are often sold at a discount to market prices, this need to raise additional capital may harm the market price of our common stock. In addition, the re-sale of securities issued in such capital-raising transactions, whether under Rule 144 or a re-sale registration statement, may harm the market price of our common stock.

A single stockholder, who is also Chairman and CEO, effectively controls our company.

Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 45.3% of our total equity securities and possesses approximately 45.3% of the total voting power. Thus, Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. The control that Mr. Robert E. Wheaton has over all matters affecting the Company may limit the willingness of certain investors to invest in our common stock and the market price of our common stock.

We have not a paid cash dividend since 2008.

We currently intend to retain future earnings, if any, for use in our business. There are no current plans to resume dividend payments.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company’s restaurants are primarily freestanding locations. As of January 30, 2017, 20 of 27 of the Company’s restaurant facilities were leased. The leases expire on dates ranging from 2017 to 2041. The majority of the leases contain renewal options. All leases provide for specified periodic rental payments and many call for additional rent based upon revenue volume. Most leases provide for periodic rent increases and require the Company to maintain the property, carry property and general liability insurance and pay associated taxes and expenses. The Company also has a leased administrative in Scottsdale, Arizona and a leased accounting office in Salt Lake City, Utah.

The following is a summary of the Company's restaurant properties as of January 30, 2017:

Total
Owned	7
Leased	20
Total	27

As of January 30, 2017, the Company’s restaurants are located in the following states:

State	Total
Arkansas	2
Arizona	1
Colorado	1
Florida	2
Idaho	2
Mississippi	1
Montana	12
New Mexico	1
Texas	2
Utah	2
Wyoming	1
Total	27

As of January 30, 2017, the Company’s non-operating restaurants are located in the following states:

State	Total
Arkansas	1
Florida	1
Utah	1
Total	3

During Fiscal 2017, one of the three non-operating restaurants had been leased to a third-party operator, one was used as warehouse and one was closed for remodeling and repositioning.

Item 3. Legal Proceedings

Prior to the Company’s bankruptcy filings, on August 4, 2010, Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the unsecured creditor claim for $900,000.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is quoted on the OTC Pink Sheets under the symbol “STRZ”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low bid information for the Common Stock for the fiscal years 2017 and 2016.

Fiscal Year	2017		2016
	High	Low	High	Low
First Quarter	$1.25	$0.80	$0.91	$0.65
Second Quarter	1.65	0.60	0.80	0.55
Third Quarter	1.65	1.31	0.94	0.50
Fourth Quarter	1.45	1.11	1.20	0.47

Dividends. We currently intend to retain future earnings, if any, for use in our business. There are no current plans to resume dividend payments.

Outstanding Shares and Number of Shareholders

As of April 20, 2017, the number of shares of common stock outstanding was 3,213,075 held by approximately 250 holders of record. In addition, as of the same date, we have reserved 529,000 shares of common stock for issuance upon exercise of options that have been, or may be, granted under our employee stock option plans and 0 shares of common stock for issuance upon exercise of outstanding warrants.

Recent Sales of Unregistered Securities

We did not sell any securities in transactions that were not registered under the Securities Act in the quarter ended January 30, 2017.

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

This discussion and analysis may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition, and expected activities and expenditures and at times may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “seek,” “estimate,” “future,” “likely” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties, including, but not limited to, uncertainties regarding our ability to comply with our remaining obligations under the Bankruptcy Plan, our ability to maintain costs, the timing and receipt of revenues, future acquisitions and expansions of restaurants, the future success of our existing restaurants, our ability to raise additional financing to sustain our operations, and other risks described below as well as elsewhere in this Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Accordingly, actual results may differ, and may differ materially, from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described under “Risk Factors” in Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Report.

Executive Summary

On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

Operations

The operating results for the 53-week period ended January 30, 2017 (“Fiscal 2017”) and for the 52-week period ended January 25, 2016 (“Fiscal 2016”) are as follows:

The operating results for Fiscal 2017 included 53 weeks of operations for the Company’s six 4B’s restaurants, six JB’s restaurants, two Pecos Diamond Steakhouses, one Western Sizzlin restaurant, one BuddyFreddys restaurant, one Barnhill’s Buffet restaurant, one Casa Bonita Mexican theme restaurant, one 4 Aces restaurant and one Bar-H Steakhouse. The results included one 4B’s restaurant for 22 weeks and one 4B’s restaurant for 14 weeks. The results also included one Finnegan’s restaurant for 36 weeks. The results included one seasonal 4B’s restaurant for 48 weeks scheduled to reopen in May 2017. The results also included one seasonal Whistle Junction restaurant for 23 weeks that was closed. The Company also had three non-operating restaurants at year end. One of the three non-operating restaurants has been leased to a third-party operator, one was used as warehouse and one was closed for remodeling and repositioning.

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

Fiscal 2017

The consolidated net loss of $178,000 or $(0.06) per diluted share for Fiscal 2017 was approximately a net of $1.0 million less than the net income of $811,000 or $0.25 per diluted share for the prior year. The decrease in the results is due primarily to a decrease of $762,000 in gain on sale of assets in Fiscal 2016 to $0 in Fiscal 2017. In addition, income from operations decreased approximately $209,000 primarily as a result of higher occupancy and other expenses resulting from converting owned real estate to leased real estate, higher labor costs as a percentage of revenue, higher general and administrative expenses and higher depreciation and amortization expenses, which were partially offset by lower food costs as a percentage of revenue and lower impairment expense. Total revenues increased approximately $1.6 million or 6.3% from $24.5 million for the 52-weeks in Fiscal 2016 to $26.1 million for the 53-weeks in Fiscal 2017. The increase in revenues was primarily attributable to four new stores openings in both Fiscal 2017 and Fiscal 2016 resulting in an increase of approximately $2.2 million. Please note one new store opening in Fiscal 2017 was only opened in the summer season of Fiscal 2017. The increased sales were offset by decreases in comparable same store sales of approximately $400,000 or (1.9)% and the closure of one restaurant in Fiscal 2016, which resulted in a decrease of approximately $200,000 in revenue in Fiscal 2017 as compared to Fiscal 2016.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the Fiscal 2017 and Fiscal 2016.

	Fifty-Three Weeks	Fifty-Two Weeks
	Ended	Ended
	January 30, 2017	January 25, 2016
Total revenues	100.0%	100.0%
Costs, expenses and other:
Food costs	33.5	34.6
Labor costs	37.7	36.7
Occupancy and other expenses	21.2	20.1
General and administrative expenses	5.5	5.3
Depreciation and amortization	2.0	1.7
Impairment expense	-	0.6
Total costs and expenses	99.9	99.0
Income from operations	0.1	1.0
Interest expense	1.4	1.2
Gain on sale of assets	-	3.1
Other income, net	1.0	1.0
Net income before reorganization items and income taxes	(0.3)	3.9
Reorganization items income (expense), net	(0.3)	(0.4)
Income taxes	0.1	0.2
Net income	(0.7)%	3.3%

Comparison of Fiscal 2017 to Fiscal 2016

Total revenues increased approximately $1.6 million or 6.3% from $24.5 million for the 52-weeks in Fiscal 2016 to $26.1 million for the 53-weeks in Fiscal 2017. The increase in revenues was primarily attributable to four new stores openings in both Fiscal 2017 and Fiscal 2016 resulting in an increase of approximately $2.2 million. Please note one new store opening in Fiscal 2017 was only opened in the summer season of Fiscal 2017. The increased sales were offset by decreases in comparable same store sales of approximately $400,000 or (1.9)% and the closure of one restaurant in Fiscal 2016, which resulted in a decrease of approximately $200,000 in revenue in Fiscal 2017 as compared to Fiscal 2016.

Food costs as a percentage of total revenues decreased from 34.6% during in Fiscal 2016 to 33.5% in Fiscal 2017. The decrease in percentage for Fiscal 2017 was primarily attributable to stable wholesale food prices and slightly higher menu prices.

Labor costs as a percentage of total revenues increased from 36.7% during Fiscal 2016 to 37.7% in Fiscal 2017. Labor costs increased by approximately $818,000 in Fiscal 2017 primarily due to the net increase of three stores in Fiscal 2017 compared to Fiscal 2016. The labor cost as a percentage of total revenues increased primarily due to increases in minimum wages in many of the states in which we operate.

Occupancy and other expenses as a percent of total revenues increased from 20.1% in Fiscal 2016 to 21.2% in Fiscal 2017. Occupancy and other expenses increased in Fiscal 2017 by approximately $595,000 primarily due to the net increase of three stores in Fiscal 2017 compared to Fiscal 2016. The occupancy and other expenses as a percentage of total revenues increased primarily as a result of converting owned real estate to leased real estate.

General and administrative expenses as a percentage of total revenues increased from 5.3% in Fiscal 2016 to 5.5% in Fiscal 2017. The general and administrative expenses increased from $1,307,000 in Fiscal 2016 to $1,422,000 in Fiscal 2017, an increase of approximately $115,000, which was primarily due to higher insurance costs as a result of the Affordable Care Act.

Depreciation and amortization expense increased from $407,000 in Fiscal 2016 to $523,000 in Fiscal 2017, an increase of approximately $116,000. The increase was primarily attributable new assets acquired in Fiscal 2017.

Impairment expense as a percentage of total revenues decreased from 0.6% in Fiscal 2016 to 0.0% in Fiscal 2017. The impairment expense in Fiscal 2016 related to stores where the carrying amount of the assets exceeded the estimated fair values of the related property and equipment. Total impairment expense related to property, building, equipment and franchise, license and other charged to operations was $0 and $146,000 for Fiscal 2017 and Fiscal 2016, respectively, a decrease of approximately $146,000, and is summarized as follows:

	January 30, 2017	January 25, 2016
Land, building and leasehold improvement impairment	$—	$139,000
Equipment impairment	—	7,000
Total impairment	$—	$146,000

Interest expense as a percentage of total revenues increased from 1.2% in Fiscal 2016 to 1.4 % in Fiscal 2017 primarily as the result of the Company having higher outstanding debt balance in Fiscal 2017 as compared to Fiscal 2016. Actual interest expense increased from $288,000 in Fiscal 2016 to $372,000 in Fiscal 2017, an increase of approximately $84,000.

Reorganization items income (expense) was $102,000 in expenses in Fiscal 2016 and $67,000 in expenses in Fiscal 2017, a decrease in reorganization items expense of approximately $35,000. The Company and its subsidiary Summit both filed for bankruptcy in September 2011.

The income tax provision totaled $51,000 or 0.2% of pre-tax income, in Fiscal 2016 as compared to $22,000 or, 0.1% of pre-tax income, in Fiscal 2017, a decrease of approximately $29,000. The Company has deferred income tax assets of $0 for both Fiscal 2017 and Fiscal 2016. Income taxes for Fiscal 2017 and Fiscal 2016 are:

	Fiscal 2017	Fiscal 2016
Current(benefit) provision	$22,000	$51,000
Deferred provision	—	—
Total	$22,000	$51,000

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from Mr. Robert E. Wheaton, our principal shareholder.

As of January 30, 2017, the Company had $339,000 in cash.  Cash and cash equivalents increased by $95,000 during Fiscal 2017. The net working capital deficit was $3.3 million and $2.2 million at January 30, 2017 and January 25, 2016, respectively. We need to raise additional capital to grow our business and expect to raise such capital through the issuance of common stock, preferred stock or debt. We have recently been borrowing required capital to grow our business from our Chief Executive Officer, Robert E. Wheaton, and his wife. We have no commitment from them to provide additional capital or assurance that they will voluntarily continue to provide capital as needed. We may be unable to raise additional capital as needed, and we will likely be required to pay a high price for capital. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $2.0 million on capital expenditures in Fiscal 2017 and approximately $1.3 million on capital expenditures in Fiscal 2016. In Fiscal 2016 the Company sold two properties netting approximately $3.0 million in proceeds which was used to pay unsecured creditors. The Company collected $1,550,000 from a note receivable as part of the sale of a property in Scottsdale, Arizona.

In Fiscal 2017, cash provided by operations was approximately $1.1 million for Fiscal 2017 and cash used by operations was approximately $2.5 million for Fiscal 2016, an increase in net cash provided of approximately $3.7 million.

Cash provided by financing activities was approximately $991,000. The Company made net debt payments of approximately $154,000, had loan costs of $5,000 and had checks written in excess of bank balance of $100,000. The Company also had loan proceeds of approximately $1,050,000 in Fiscal 2017. In Fiscal 2016, cash used by financing activities was approximately $789,000. The Company made net debt payments of approximately $1.9 million, had loan proceeds of approximately $1.4 million, had loan costs of $15,000 and had checks written in excess of bank balance of 0, a change of $250,000.

The following table is a summary of the Company’s outstanding debt obligations.

	Total Debt
	January 30,	January 30,	January 25,	January 25
	2017	2017	2016	2016
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$3,080,000	$317,000	$2,169,000	$119,000
Other - Miscellaneous	32,000	21,000	47,000	20,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,104,000	$338,000	$4,208,000	$139,000

The Company finances certain restaurant properties with real estate mortgages. As of January 30, 2017, the Company had six properties mortgaged for total of $3.1 million. As of January 25, 2016, the Company had five properties mortgaged for total of $2.2 million.

During the fiscal year ended January 25, 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company, for working capital requirements.  The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 30, 2017 and January 25, 2016, respectively. The Company expensed $154,000 and $123,000 to Mr. Robert E. Wheaton for interest during Fiscal 2017 and Fiscal 2016, respectively. The principal balance and any unpaid interest under the Robert E. Wheaton note was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Bankruptcy Plan and the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton and Mrs. Suzanne H. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. This obligation is included in the Real Estate Mortgages in the table above. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid approximately $21,200 in principal and $8,500 in interest to Mr. Robert E. Wheaton and Mrs. Suzanne H. Wheaton under this mortgage in Fiscal 2017.

Off-Balance Sheet Arrangements

As of January 30, 2017, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s commitments and contractual obligations include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations, as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$5,104	$338	$1,346	$283	$3,137
Operating leases (3)	21,415	1,053	2,118	2,101	16,143
Total contractual cash obligations	$26,519	$1,391	$3,464	$2,384	$19,280

(1)	See Note 6 to the consolidated financial statements for additional information.
(2)	Long-term debt includes note payable to officer.
(3)	See Note 7 to the consolidated financial statements for additional information.

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

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 30, 2017, included in this Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements since the judgments effect a significant portion of the financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 30, 2017 and January 25, 2016.

Notes Receivable

The Company does not have note receivables as of January 30, 2017 or January 25, 2016.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 30, 2017 and January 25, 2016 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. Accounting Standards Codification 740 (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 30, 2017 and January 25, 2016. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

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

Other Long-Term Liabilities

The Company has settled Spirit’s unsecured creditor claim for $900,000. The payment terms are for level payments to be made over five years at five percent interest. The payments started October 1, 2016. The Company has booked the liability in Other Long-Term Liabilities as of January 30, 2017 except for the current portion. The long-term portion was $666,000 as of January 30, 2017. The Company had installments agreements with the Internal Revenue Service for past due taxes. The long-term portion was $843,000 as of January 25, 2016. The Company paid all of the installment agreements with the Internal Revenue Service in full in Fiscal 2017 and did not have any long-term tax liabilities related to the installments as of January 30, 2017.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the reasons described in “Management’s Report on Internal Control over Financial Reporting” below.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2017. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of January 30, 2017 and that one significant deficiency existed for the period covered. The significant deficiency identified was as follows:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director, Executive Officers and Corporate Governance

Directors

The Board currently consists of five members. Directors are elected at each annual stockholders' meeting to hold office until the next annual meeting or until their successors are elected and have qualified. The names and other information concerning the five directors are set forth in Item 1, Directors and Executive Officers, above.

Executive Officers

Mr. Robert E. Wheaton, Chairman of the Board and our Chief Executive Officer and President is the Company’s only executive officer.

CORPORATE GOVERNANCE

Directors Independence

Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., a majority of the Board, have been determined by the Board to be independent as that term is defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market. The Board held three meetings during Fiscal 2017.

Risk Oversight

The Board and each of its committees are involved in overseeing risk associated with the Company and its operations. The Board and the Audit Committee monitor the Company's credit risk, liquidity risk, regulatory risk, operational risk and enterprise risk by regular reviews with management and external auditors and other advisors. In its periodic meetings with management and the Company's independent accountants, the Audit Committee discusses the scope and plan of its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs. The Board and the Nominating Committee monitor the Company's succession risk by regular review with management. The Board and the Compensation Committee monitor the Company's compensation policies and related risks by regular reviews with management. The Company has adopted the “Star Buffet, Inc. Code of Ethics” (the “Code of Ethics”), which constitutes a code of ethics that applies to the principal executive officer and principal financial officer or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Exchange Act. The Code of Ethics has been filed as Exhibit 14.1.

Committees of the Board of Directors

The Board has established an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

The Audit Committee is currently comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., of whom Todd S. Brown has been determined to be an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. The Audit Committee is established in accordance with Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended. All members of the Audit Committee are financially literate and are "independent" under the standards described in Rule 5605(a)(2) and Rule 5605(c)(2) (for audit committee members) of the listing standards of the Nasdaq Stock Market. The Audit Committee held three meetings during Fiscal 2017.

The Audit Committee oversees our financial reporting processes and the audits of our financial statements. The Audit Committee monitors the independence, performance and qualifications of our independent auditors and also reviews any related party transaction. Our Audit Committee has a charter which is periodically reviewed and reassessed for adequacy by the Audit Committee. The Audit Committee charter is available on our website, www.starbuffet.com.

Compensation Committee

The Compensation Committee is comprised of Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” under Rule 5605(a)(2) of the listing standards of the Nasdaq Stock Market. The Compensation Committee considers the hiring and retention of corporate officers, salary and incentive compensation policies for officers and directors, and the granting of stock options to employees. The Compensation Committee held no meetings during Fiscal 2017 since while the Bankruptcy Plan was in effect, it prohibited changes to corporate officer’s salary until the unsecured creditors were paid. Additional information regarding the functions, procedures and authority of the Compensation Committee is provided in Item 11, Executive Compensation below. The Compensation Committee does not have a charter.

Nominating Committee

The Nominating Committee is comprised of Todd S. Brown, Thomas G. Schadt and B. Thomas M. Smith, Jr., each of whom is “independent” under NASDAQ independence standards. The Nominating Committee assists our Board by identifying individuals qualified to become Board members, by recommending director nominees for election at the annual meeting of stockholders or for appointment to fill vacancies on the Board, and by developing and recommending corporate governance guidelines. The Nominating Committee held no meetings during Fiscal 2017. Our Board has adopted a charter for the Nominating Committee. The Nominating Committee charter is available on our website, www.starbuffet.com.

The Nominating Committee will consider candidates recommended by stockholders. Any such suggestions must be sent in writing and addressed to the Company at its principal executive offices shown on the cover page to this proxy statement, attention: Secretary, and must be accompanied by:

● the name and address of the stockholder recommending the person to be nominated;

● a representation that the stockholder is a holder of stock of the Company, including the number of shares held with a confirmation from the record holder if the shares are held in street name;

● a description of all arrangements or understandings between the stockholder and the recommended nominee, if any;

● detailed biographical and occupational data on the prospective nominee as would be required to be included in a proxy statement filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended; and

● a signed consent of the recommended nominee to serve as a director of the Company if so elected.

The Nominating Committee considers the following minimum criteria when reviewing a nominee for director:

● Each director should be an individual of the highest character and integrity and have an inquiring mind, diversity, vision and the ability to work well with others;

● Each director should be free of any conflict of interest which would violate applicable law or regulations or interfere with the proper performance of the responsibilities of a director;

● Each director should possess substantial and significant experience which would be of particular importance to the Company in the performance of the duties of a director;

● Each director should have sufficient time available to devote to the affairs of the Company in order to carry out the responsibilities of a director; and

● Each director should have the capacity and desire to represent the balanced, best interests of the stockholders of the Company as a whole and not primarily a special interest group or constituency.

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

The Nominating Committee and Robert E. Wheaton, our President and Chief Executive Officer, will select nominees that best suit the Company’s requirements and make recommendations to the full Board. Each of the nominees proposed for election at the annual meeting are currently directors of the Company.

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

Based solely on our review of the copies of these forms received by us or written representations from certain reporting persons, if any, that no Forms 5 were required for those persons during Fiscal 2017. We believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were timely satisfied.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information regarding the Company's executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow in the tables in this section. This discussion focuses on the Company's objectives, principles, practices and decisions with regards to the compensation of Robert E. Wheaton, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Company (the “CEO”) as the Company has no other executive officers.

Executive Compensation Objectives

The Company’s philosophy is that compensation paid to executive and other officers should be closely aligned with the values, objectives and performance of the Company on both a short- and long-term basis. The Company’s executive compensation program is designed to achieve the following:

●	Attract and retain highly qualified individuals who are capable of making significant contributions to the long-term success of the Company;

●	Reward individuals for the enhancement of shareholder value; and

●	Promote a performance-oriented environment that encourages Company and individual achievement.

Executive Compensation Procedures

The Company has established, and historically updated procedures to provide an appropriate creative compensation program. However, subsequent to the approval of the Bankruptcy Plan in 2012, the Company has been prohibited from modifying terms of the Chief Executive Officer’s compensation. On December 7, 2016 the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy case. Accordingly, the Compensation Committee is permitted to resume its activities effective for the fiscal year ending January 29, 2018.

Role of the Compensation Committee.

The Compensation Committee has responsibility for establishing and monitoring the executive compensation programs of the Company and for making decisions regarding the compensation of the CEO and other officers. The Compensation Committee, in consultation with the CEO, determines the agenda for meetings of the Compensation Committee. Compensation Committee meetings are often attended by the CEO, although he does not attend meetings when his compensation is fixed. The Compensation Committee also meets in executive session. In determining compensation of the CEO, the Compensation Committee reviews data which it believes is representative of the restaurant industry, primarily by reviewing public disclosure of other public companies, as filed with the U.S. Securities and Exchange Commission, and from data published by compensation surveys. The Compensation Committee considers, among other factors, the Company’s performance and relative shareholder return, the value of similar incentive awards to executive officers at comparable companies, the awards given to the CEO in past years, and other factors considered relevant by the Committee.

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

Role of Consultants.

The Company and the Compensation Committee has not engaged the services of compensation consultants, but either or both may do so upon a case-by-case basis as circumstances warrant. No compensation consultants were involved in settling the compensation of the CEO or other officers of the Company during the fiscal year ending January 30, 2017.

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

Annual Bonus. The annual bonus component of the CEO’s compensation is intended to reward short-term performance and help the Company retain the CEO. The CEO’s annual bonus consists of two parts: (i) a fixed minimum annual bonus payable bi-weekly at the annualize rate of $25,000 a year; plus (ii) a variable performance-based bonus amount payable after the conclusion of each year. The aggregate amount of the variable annual bonus payable to the CEO for each fiscal year is set at levels which the Compensation Committee believes are competitive with the Company’s peers such that the combination of base salary and bonuses results in an aggregate rate of cash salary and bonus compensation within competitive market standards when the Company meets the performance objectives set by the Compensation Committee. The Compensation Committee is authorized to approve a discretionary bonus when it is determined the total compensation of the CEO is not consistent with competitive market standards.

The amount of the performance-based annual bonus payable to the CEO each year is contingent on the degree to which the Company attains certain pre-established performance goals based on Company annual operating performance established by the Compensation Committee for the year in question, and is offset dollar-for dollar by the $25,000 minimum bonus paid. For each fiscal year, the Compensation Committee establishes in writing shortly after the beginning of the year an annual range of Company operating performance targets and corresponding performance bonus amounts which the CEO can earn for the year if the Company performs within or above the targeted range of net income. The CEO is eligible for a performance-based bonus ranging from $1 at the minimum established range of annual Company net income performance to 100% of his base salary in effect at the beginning of the year at or above the maximum established range of annual Company operating performance, reduced in all cases by the $25,000 minimum bonus paid. If the Company fails to meet the minimum targeted level of net income performance set by the Compensation Committee, the performance-based bonus component is zero and the CEO only receives the guaranteed minimum $25,000 bonus. The Compensation Committee determines the actual amount of performance-based bonus payable to the CEO shortly after the close of the fiscal year to which the bonus relates, once financial results for the year are known. The performance-based bonus amount, if any, is paid within 60 days after year-end results are audited.

For Fiscal 2017, the CEO earned the $25,000 minimum bonus plus an additional $0 in performance-based bonus based on the Company’s decision to temporarily suspend certain components of the executive bonus program for the fiscal year in order to comply with the requirements of the Bankruptcy Plan. The decision on the executive bonus was made in order to conserve cash, to ensure compliance with the Bankruptcy Plan, and to align the executive bonus program with modifications made in store level bonus programs. The minimum annual bonus is reported in column (d) and the additional performance-based bonus is reported in column (e) in the Summary Compensation Table.

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

In Fiscal 2017, the Compensation Committee did not grant any stock options or other equity awards to the CEO or other officers or directors of the Company under the Stock Plan.

Other Personal Benefits. The Company also provides benefits, in the form of medical expense reimbursement, and limited perquisites, in the form of a $1,000 per month automobile allowance.   The Compensation Committee believes that those benefits are reasonable, competitive and consistent with the Company’s overall executive compensation objectives. The Company does not maintain any pension, retirement, deferred compensation, life insurance or other welfare benefit plans or programs for the CEO.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer during a tax year or to any of the company’s four other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that meets the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the Company’s shareholders). The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officer. The CEO’s compensation in the fiscal year ending January 30, 2017 did not exceed the $1 million deduction limit.

EXECUTIVE COMPENSATION TABLES AND DISCUSSION

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation paid or earned by the CEO of the Company for the fiscal years ended January 30, 2017 and January 25, 2016.

Name and Principal Position	Year	Salary	Bonus		Non-Equity Incentive Awards		All Other Compensation		Total
		($)	($)		($)		($)		($)
(a)	(b)	(c)	(d)		(e)		(f)		(g)
Robert E. Wheaton	2017	254,800	25,000	(1)	0	(2)	35,495	(3)	315,295
Chairman of Board, Chief Executive Officer Chief Financial Officer and President	2016	250,000	25,000	(1)	0	(2)	35,495	(3)	310,495

__________

(1)	The amount shown represents the annual minimum guaranteed bonus earned by and paid to the CEO for the fiscal years ending January 30, 2017 and January 25, 2016.

(2)

The amount shown represents the annual performance-based bonus award earned by the CEO for the fiscal years ending January 30, 2017 and, January 25, 2016, which award, if any, is payable in the next fiscal year.

(3)

"Other Annual Compensation" consists of $12,000 in automobile reimbursement allowance and $23,495, $23,495 and $23,495, respectively, for the years ending January 30, 2017 and January 25, 2016, in medical expense reimbursement payments to the CEO.

Robert E. Wheaton’s employment agreement has a base salary of not less than $250,000 per year. He was not eligible for a performance bonus under the terns if the Bankruptcy Plan. No stock options were granted in Fiscal 2017.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based compensation awards granted to the CEO during Fiscal 2017.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold	Target/Maximum
		($)	($)
(a)	(b)	(c)	(d)
Robert E. Wheaton (1)	6/22/2009	$1	$225,000

__________

(1)

In order to conserve cash, better ensure compliance with loan covenants, and to align the executive bonus program with modifications made in store level bonus programs, the Company has temporarily suspended certain components of the executive bonus program for fiscal years 2009 through 2017; therefore the Non-Equity Incentive Plan Award earned by the CEO in these years was $0. No stock options or other stock awards were granted to the CEO in the fiscal year ending January 30, 2017.

Outstanding Equity Awards at Year-End

There are no equity awards held by the CEO as of January 30, 2017.

Options Exercises and Stock Vested in Fiscal 2017

The CEO did not hold or exercise any Company stock options and no equity awards vested in Fiscal 2017.

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

Additionally, the Employment Agreement permits the CEO to voluntarily resign his employment at any time for “good reason” (as defined below) or without “good reason” at any time upon 60 days advance written notice. “Good reason” includes (i) a “change of control” (as defined below) of the Company, (ii) material breach of the Employment Agreement by the Company, (iii) non-consensual relocation by the Company of the CEO’s office, (iv) reduction in the CEO’s base salary or bonus, (v) removal of the CEO from office or assignment of the CEO to duties inconsistent with his office, and (v) failure of any successor to the Company to assume the Employment Agreement. The Employment Agreement generally defines a “change of control” as: (i) certain changes in a majority of the Board; (ii) consummation of a merger or reorganization of the Company in which neither the Company nor another entity controlled by the Company’s shareholders is the surviving entity; or (iii) a sale or other disposition of all or substantially all of the Company’s assets to another entity that is not controlled by the Company’s shareholders.

If during the unexpired, remaining term of the Employment Agreement, the Company terminates the CEO’s employment without “cause” or the CEO terminates his employment for “good reason,” the CEO is entitled to receive within 30 days after termination a lump sum cash payment equal to the sum of: (i) his base salary and unused vacation accrued through the date of termination, (ii) any accrued automobile allowance and medical expense reimbursement owed for period through the date of termination, (iii) three times his rate of annual base salary in effect immediately prior to termination, and (iv) the maximum annual bonus that the CEO would have earned for the year of his termination had all performance goals for that year been met. The CEO would also be entitled to three years of continued coverage under the Company’s retirement, health, disability and life insurance benefit plans, programs, practices or policies, if any. If the CEO’s employment terminates for any other reason (i.e., upon death, disability, resignation without “good reason” or involuntary termination for “cause,” he is entitled to receive the sum of the amounts described in clauses (i) and (ii) above only.

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

Amounts Payable upon Termination of Employment Without Cause or Resignation For Good Reason

If the Company had terminated the CEO’s employment without “cause” on January 30, 2017 or the CEO had resigned his employment for “good reason” (including a change of control) on January 30, 2017, the CEO would have been entitled to the a lump sum cash payment from the Company in the amount of $1,000,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $75,000.

Termination on Account of Death, Disability, Involuntary Termination For Cause or Voluntary Resignation Without Good Reason

If the Company had terminated the CEO’s employment for “cause” on January 30, 2017 or the CEO had resigned his employment without “good reason,” or died on January 30, 2017, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $0. If CEO had become disabled on January 30, 2017, the CEO would have been entitled to a lump sum cash payment from the Company in the amount of $500,000 plus three years of continued medical expense reimbursement coverage with an estimated value of $70,485.

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

Compensation Paid to Directors in Fiscal 2017

For Fiscal 2017, directors, excluding employee directors, received $2,000 for each regularly scheduled Board meeting attended, $1,500 for each regularly scheduled committee meeting attended and $500 for each specially-called telephonic Board or committee meeting. Directors who are also full-time employees of the Company did not receive any director fees. All directors are also reimbursed by the Company for their out-of-pocket travel and related expenses incurred in attending all Board and committee meetings. For Fiscal 2017, the Company did not grant any stock options or other equity-based compensation to non-employee directors, or did it recognize or incur any financial accounting expense under ASC 718 related to equity compensation awards granted to non-employee directors in the 2017 fiscal year or prior years.

Director Summary Compensation Table

The following table summarizes the compensation earned by or paid to the Company’s non-employee directors from the Company for Fiscal 2017.

Name	Fees earned or paid in cash	Total
	($)	($)
(a)	(b)	(c)
B. Thomas M. Smith	9,500	9,500
Thomas G. Schadt	9,500	9,500
Todd S. Brown	9,500	9,500
Craig B. Wheaton (1)	6,000	6,000

__________

(1)	Mr. Craig Wheaton resigned as s director on April 18, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See the table set forth in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 20, 2017 by (1) each person who is known by us to beneficially own more than five percent of the outstanding shares of our common stock, (2) each of our directors, (3) each of the executive officers identified in the summary compensation table set forth elsewhere in this proxy statement and (4) all directors and executive officers of the Company as a group. To our knowledge and except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o Star Buffet, Inc., 2501 North Hayden Road, Suite 103, Scottsdale, AZ 85257.

Name of Officer or Director	Amount and Nature of Beneficial Ownership	Percent of Class (%)(1)

Robert E. Wheaton, Chief Executive Officer, CFO, President and Chairman	1,455,476	45.3%

B. Thomas M. Smith, Jr., Director	152,170	4.7%

Thomas G. Schadt, Director	21,360	0.7%

Mary-Whitney Wheaton, Director	6,500	*

Todd S. Brown, Director	-	*

All directors and executive officers as a group (5 persons)	1,635,506	50.9%
Name and Address of 5% Beneficial Owner**	Amount and Nature of Beneficial Ownership	Percent of Class (%)(1)
Opal Advisors, LLC; James Hua 40 Lake Bellevue Drive, Suite 245 Bellevue, WA 98005	164,112(2)	5.1%
Peter J. Abrahamson 24156 N. Coventry Lane Lake Barrington, IL 60010-7334	175,000 (3)	5.4%

__________

*	Represents ownership of less than one half of one percent.
**	Excludes 5% owners who are officers or directors.

(1)

Calculated based on 3,213,075 shares of our common stock outstanding on April 20, 2017 with percentages rounded to the nearest one-tenth of one percent. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but not treated as outstanding for computing the percentage of any other person.

(2)

Based solely on Schedule 13D filed with the SEC on December 18, 2015, Opal Advisors, LLC reports having sole voting power with respect to 164,112 of these shares, and sole dispositive power with respect to all of these shares.

(3)

Based solely on Schedule 13G filed with the SEC on January 27, 2017, Peter J. Abrahamson reports having sole voting power with respect to 175,000 of these shares, and sole dispositive power with respect to all of these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our Board. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 30, 2017 and January 25, 2016. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the Bankruptcy Plan and the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $154,000 and $123,000 to Mr. Robert E. Wheaton for interest during Fiscal 2017 and Fiscal 2016, respectively.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton and Mrs. Suzanne H. Wheaton to remodel the 4B’s restaurant in Missoula, Montana. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid approximately $21,200 in principal and $8,500 in interest to Mr. Robert E. Wheaton and Mrs. Suzanne H. Wheaton under this loan in Fiscal 2017.

As part of the Bankruptcy Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan was secured by real estate in Artesia, New Mexico. The exit loan has been repaid. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold one property to Robert E. and Suzanne H. Wheaton during Fiscal 2016 for a total purchase price of $1.2 million and $200,000 loss on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for each of the properties sold. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Bankruptcy Plan. During Fiscal 2017, Robert E. and Suzanne H. Wheaton leased to the Company the Finnegan’s Restaurant in Kalispell, Montana. The Company paid to Robert E. and Suzanne H. Wheaton $601,000 and $545,000 in rent for the Fiscal 2017 and Fiscal 2016, respectively. The Company owes to Robert E. and Suzanne H. Wheaton $382,000 and $42,000 primarily for interest as of January 30, 2017 and January 25, 2016, respectively.

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Auditors

The Audit Committee has appointed Larson and Company as our independent auditors for Fiscal 2017.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports. Audit fees billed by Larson and Company were $107,000 in Fiscal 2017 and were $111,000 in Fiscal 2016.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters. Tax fees billed by CBIZ MHM, LLC were $40,000 in Fiscal 2017 and were $63,000 in Fiscal 2016.

All Other Fees

All other fees consist of fees billed for products and services not included above. The Company did not have any other fees for the fiscal years ended January 30, 2017 and January 25, 2016.

Audit Committee Pre-Approval

The Audit Committee’s policy is to pre-approve the fees and other compensation to be paid to our independent auditors, and to determine the scope of permitted non-audit services and pre-approve the provision of those services by our independent auditors. All non-audit services were pre-approved by the audit committee during Fiscal 2017.

The Company expects its current auditors to have one or more representatives at annual meetings who will be able to make a statement, if they desire to do so, and are expected to be available to respond to appropriate questions

PART IV

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

STAR BUFFET, INC. (Registrant)

April 28, 2017	By:	/s/ Robert E. Wheaton
Robert E. Wheaton Chief Executive Officer and President (Principal Executive Officer)

April 28, 2017	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy Group Controller, Treasurer and Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Robert E. Wheaton	Chief Executive Officer,	April 28, 2017
	Robert E. Wheaton	President and Director

/s/	Ronald E. Dowdy	Group Controller, Treasurer	April 28, 2017
	Ronald E. Dowdy	and Secretary

/s/	Thomas G. Schadt	Director	April 28, 2017
Thomas G. Schadt

/s/	Todd S. Brown	Director	April 28, 2017
Todd S. Brown

/s/	Mary-Whitney Wheaton	Director	April 28, 2017
Mary-WhitneyWheaton

/s/	B. Thomas M. Smith, Jr.	Director	April 28, 2017
B. Thomas M. Smith, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STAR BUFFET, INC. AND SUBSIDIARIES

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries the (“Company”) as of January 30, 2017 and January 25, 2016, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to present fairly, in all material respects, the financial position of Star Buffet, Inc. and Subsidiaries as of January 30, 2017 and January 25, 2016, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ LARSON & COMPANY PC

Larson & Company PC

Sandy, Utah

April 28, 2017

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 30, 2017	January 25, 2016
ASSETS

Current assets:
Cash and cash equivalents	$339,000	$244,000
Receivables, net	186,000	80,000
Inventories	360,000	358,000
Prepaid expenses	16,000	31,000
Total current assets	901,000	713,000
Property, buildings and equipment, net	5,703,000	4,203,000
Other assets, net	189,000	173,000
Intangible assets, net	33,000	33,000

Total assets	$6,826,000	$5,122,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$904,000	$459,000
Checks written in excess of bank balance	100,000	-
Payroll and related taxes	1,512,000	1,456,000
Sales and property taxes	553,000	501,000
Rent, licenses and other	744,000	323,000
Income taxes payable	19,000	30,000
Current maturities of long-term debt	338,000	139,000
Total current liabilities	4,170,000	2,908,000
Deferred rent payable	265,000	165,000
Other long-term liabilities	666,000	843,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,774,000	2,077,000
Total liabilities	9,867,000	7,985,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,787,000)	(20,609,000)
Total stockholders' equity	(3,041,000)	(2,863,000)
Total liabilities and stockholders' equity	$6,826,000	$5,122,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Three	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 30, 2017	January 25, 2016

Total revenues	$26,079,000	$24,530,000
Costs and expenses and other Food costs	8,748,000	8,488,000
Labor costs	9,825,000	9,007,000
Occupancy and other expenses	5,536,000	4,941,000
General and administrative expenses	1,422,000	1,307,000
Depreciation and amortization	523,000	407,000
Impairment expense	—	146,000
Total costs and expenses	26,054,000	24,296,000
Income from operations	25,000	234,000

Interest expense	372,000	288,000
Gain on sale of assets	—	762,000
Other income	258,000	256,000
(Loss) income before income taxes and reorganization	(89,000)	964,000

Total reorganization items income (expense)	(67,000)	(102,000)

Income tax provision	22,000	51,000

Net (loss) income	$(178,000)	$811,000

Net (loss) income per common share— basic and diluted	$(0.06)	$0.25

Weighted average shares outstanding— basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 26, 2015	3,213,000	$3,000	$17,743,000	$(21,420,000)	$(3,674,000)
Net loss	—	—	—	811,000	811,000
Balance at January 25, 2016	3,213,000	$3,000	$17,743,000	$(20,609,000)	$(2,863,000)
Net income	—	—	—	(178,000)	(178,000)
Balance at January 30, 2017	3,213,000	$3,000	$17,743,000	$(20,787,000)	$(3,041,000)

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Three	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 30, 2017	January 25, 2016

Cash flows from operating activities:
Net income (loss)	$(178,000)	$811,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	523,000	407,000
Gain on sales of assets	-	(762,000)
Amortization of franchise, loan cost and licenses	4,000	15,000
Impairment of assets	-	146,000
Change in operating assets and liabilities:
Receivables, net	(106,000)	(35,000)
Inventories	(2,000)	(30,000)
Prepaid expenses	15,000	53,000
Deposits and other	(14,000)	(7,000)
Deferred rent payable	100,000	153,000
Accounts payable-trade	445,000	(186,000)
Income taxes payable	(11,000)	(25,000)
Other accrued liabilities	352,000	(3,070,000)
Net cash provided (used) by operating activities	1,128,000	(2,530,000)

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(2,024,000)	(1,317,000)
Proceeds from note receivable	-	1,550,000
Proceeds from sale of fixed assets	-	2,996,000
Net cash (used) provided in investing activities	(2,024,000)	3,229,000

Cash flows from financing activities:
Payments on long term debt	(154,000)	(1,896,000)
Proceeds from issuance of long-term debt	1,050,000	1,372,000
Checks written in excess of bank balance	100,000	(250,000)
Capitalized loan costs	(5,000)	(15,000)
Net cash provided (used) in financing activities	991,000	(789,000)

Net change in cash and cash equivalents	95,000	(90,000)

Cash and cash equivalents at beginning of period	244,000	334,000

Cash and cash equivalents at end of period	$339,000	$244,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT EVENTS, CHAPTER 11 REORGANIZATION AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Events

On December 7, 2016, the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”) entered into a Final Decree and Order Closing the proceeding titled In re: Star Buffet, Inc., Case No.2:11-bk-27518-GBN (the “Chapter 11 Case”) of Star Buffet, Inc.

Chapter 11 Reorganization

On September 28, 2011, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the Bankruptcy Court in the Chapter 11 Case. The Company’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Bankruptcy Plan”), which provided for the payment in full of all approved claims. A copy of the Confirmation Order and the Bankruptcy Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Bankruptcy Plan became effective on January 17, 2013 and the Company emerged from bankruptcy. The payment obligations under the Bankruptcy Plan were estimated to be in excess of $10 million.  The Bankruptcy Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton, the wife of CEO Robert E. Wheaton, and proceeds from sale of certain restaurant properties. On October 14, 2016, the Company settled the final unsecured creditor claim for $900,000.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. At January 30, 2017 it owned and operated 24 full-service restaurants. The Company as of April 20, 2017 owned and operated 25 full-service restaurants located throughout the United States. The Company’s restaurants operate under trade names including 4B’s Restaurants, JB’s Restaurants, Barnhill’s Salads Buffet Desserts, Casa Bonita and BuddyFreddys. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

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

Organization and Nature of Operations

As of January 30, 2017, the Company, through eight independently capitalized subsidiaries operated two Buffet restaurants and 22 Non-Buffet restaurants. The Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming.

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

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 30, 2017 and January 25, 2016. The accounts receivable balances as of January 30, 2017 and January 25, 2016 were comprised of the following:

	January 30, 2017	January 25, 2016
Trade receivables and gift cards	$10,000	$39,000
Vendor rebates	42,000	41,000
Other	134,000	-
Total receivables	$186,000	$80,000

Notes Receivable

Notes receivable are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  The Company does not have note receivables as of January 30, 2017 or January 25, 2016.

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

Other Intangible Assets

Other intangible assets consist of trademarks. The Company has recorded a $33,000 value for trademarks for both the years ended January 30, 2017 and January 25, 2016. These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with ASC 350. We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. Management has conducted it annual impairment analysis and has concluded that the assets are not impaired as of January 30, 2017.

	Gross	Accumulated
Fiscal 2017	Carrying Amount	Amortization	Net
Franchise and license fees	$10,000	$(10,000)	$—
Trademarks	33,000	-	33,000
	$43,000	$(10,000)	$33,000
Fiscal 2016
Franchise and license fees	$783,000	$(783,000)	$—
Trademarks	33,000	-	33,000
	$816,000	$(783,000)	$33,000

The table below shows expected amortization for finite-lived intangibles as of January 30, 2017 for the next five years:

Fiscal Year
2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	—
Total	$—

Amortization of franchise and license fees amounted to $0 for both the fiscal years ending January 30, 2017 and January 25, 2016.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $0 and $146,000 for the years ended January 30, 2017 and January 25, 2016, respectively.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $70,000 and $12,000 of pre-opening costs during fiscal 2017 and 2016.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. Currently, because there can be no assurance that the Company will generate any specific level of earnings in the future years to realize the benefit of the deferred tax assets existing as of January 30, 2017 and January 25, 2016 the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 30, 2017 and January 25, 2016. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $192,000 and $162,000 for the years ended January 30, 2017 and January 25, 2016, respectively.

Deferred Financing Fees

Deferred financing fees are amortized over of the life of the loan not exceed five years. Amounts charged to operations totaled $15,000 for the years ended January 30, 2017 and January 25, 2016.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses. Accruals for self-insured casualty losses include estimates of expected claims payments. Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals. Valuation reserves for the years ended January 30, 2017 and January 25, 2016, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 30, 2017	$20,500	$(500)	$10,000	$10,000
Year ended January 25, 2016	$10,500	$10,000	$-	$20,500

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

There were no outstanding options at the end of Fiscal 2017 or Fiscal 2016.

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

NOTE 3 — MANAGEMENT UPDATE

On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

NOTE 4 — NOTES RECEIVABLE

The Company does not have note receivables as of January 30, 2017 or January 25, 2016.

NOTE 5 — PROPERTY, BUILDINGS AND EQUIPMENT

The components of property, buildings and equipment used in restaurant operations are as follows:

	January 30, 2017	January 25, 2016
Property, buildings and equipment:
Furniture, fixtures and equipment	$6,975,000	$6,235,000
Land	950,000	650,000
Buildings and leasehold improvements	4,649,000	3,666,000
	12,574,000	10,551,000

Less accumulated depreciation and amortization	(7,514,000)	(7,021,000)
	$5,060,000	$3,530,000

The Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The components are as follows:

	January 30, 2017	January 25, 2016
Property, buildings and equipment leased to third parties:
Equipment	$279,000	$279,000
Land	-	-
Buildings and leaseholds	895,000	895,000
	1,174,000	1,174,000

Less accumulated depreciation and amortization	(728,000)	(704,000)
	$446,000	$470,000

	January 30, 2017	January 25, 2016
Property, buildings and equipment held for future use:
Equipment	$2,000	$2,000
Land	118,000	118,000
Buildings and leaseholds	340,000	340,000
	460,000	460,000

Less accumulated depreciation and amortization	(263,000)	(257,000)
	$197,000	$203,000

Depreciation expense for Fiscal 2017 and 2016 totaled $523,000 and $407,000, respectively. Total impairment expense related to property, building and equipment charged to operations was $0 and $146,000 for the years ended January 30, 2017 and January 25, 2016, respectively is as follows:

	January 30, 2017	January 25, 2016
Land, building and leasehold improvement impairment	$—	$139,000
Equipment impairment	—	7,000
Total impairment	$—	$146,000

NOTE 6 — LONG-TERM DEBT

In recent years, the Company has financed operation and property acquisitions through a combination of cash on hand, bank borrowings, real estate mortgages and loans from the principal shareholder.

Real Estate Mortgages

The Company finances certain restaurant properties with real estate mortgages. As of January 30, 2017, the Company had six properties mortgaged for total of $3.1 million. As of January 25, 2016, the Company had five properties mortgaged for total of $2.2 million.

Note Payable to Officer

During the fiscal year ended January 25, 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company, for working capital requirements.  The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 30, 2017 and January 25, 2016, respectively. The Company expensed $154,000 and $123,000 to Mr. Robert E. Wheaton for interest during Fiscal 2017 and Fiscal 2016, respectively. The principal balance and any unpaid interest under the Robert E. Wheaton note was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Bankruptcy Plan the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%.

Mortgages described in the following table are secured by the underlying real estate. Certain mortgages have interest rates that will change from fixed to variable in a future year.

Real Estate Mortgages			Current
	January 30,	January 25,	Maturity	Monthly	Interest
Lender	2017	2016	Date	Payment	Rate

J.I.L Kingman, LLC	$410,000	$471,000	7/1/22	$7,304	6.0% fixed
Farmers Bank & Trust Company	559,000	569,000	7/11/18	4,274	6.5% fixed
Dalhart Federal Savings & Loan	381,000	391,000	8/1/35	2,866	6.25% fixed
Dalhart Federal Savings & Loan	428,000	438,000	10/1/35	3,201	6.25% fixed
Fortenberry's Beef of Magee, Inc.	287,000	300,000	12/5/19	3,231	7.0% fixed
Hurt Development, LLC	586,000	-	5/1/31	5,063	6.0% fixed
Robert E. and Suzanne H. Wheaton	429,000	-	10/9/19	14,839	11.5% fixed
Total Real Estate Mortgages	$3,080,000	$2,169,000

Other Debt
Other Debt - Miscellaneous	$32,000	$47,000
Note Payable to Officer	1,992,000	1,992,000
Total Other Debt	$2,024,000	$2,039,000
TOTAL DEBT	$5,104,000	$4,208,000
Less Current Maturities	(338,000)	(139,000)
Less Note Payable to Officer	(1,992,000)	(1,992,000)
Long Term Debt, Net of Current Maturities and Note Payable to Officer	$2,774,000	$2,077,000

Long term debt and note payable to officer matures in fiscal years ending after January 30, 2017 as follows:

Fiscal Year
2018	$338,000
2019	835,000
2020	511,000
2021	137,000
2022	146,000
Thereafter	3,137,000

Total	$5,104,000

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

Minimum lease payments for all leases as of January 30, 2017 are as follows:

Fiscal year	Operating
2018	$1,053,000
2019	1,048,000
2020	1,070,000
2021	1,053,000
2022	1,048,000
Thereafter	16,143,000
Total minimum lease payments:	$21,415,000

Aggregate rent expense under non-cancelable operating leases during Fiscal 2017 and 2016 are as follows:

	Fifty-Three Weeks Ended January 30, 2017	Fifty-Two Weeks Ended January 25, 2016
Minimum rentals	$1,383,000	$1,191,000
Straight-line rentals	100,000	153,000
Contingent rentals	10,000	19,000
	$1,493,000	$1,363,000

The Company reduces the deferred rent liability for stores in the year that were purchased or closed. There was not any in deferred rent expense for stores purchased or closed in 2017 and 2016.

The rental income for the property, buildings and equipment leased to third parties (Note 5) in Fiscal 2017 and Fiscal 2016 was $124,000 and $192,000, respectively. The Company leased three non-operating units to tenants in both Fiscal 2017 and Fiscal 2016. Rental income is recognized over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 30, 2017 are as follows:

Fiscal year
2018	$78,000
2019	78,000
2020	78,000
2021	78,000
2022	33,000
Thereafter	-
Total minimum lease payments:	$345,000

NOTE 8 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	January 30, 2017	January 25, 2016
Current:
Federal	$15,000	$35,000

State	$7,000	$16,000

	$22,000	$51,000
Deferred:
Federal	—	—
State	—	—
	—	—
	$22,000	$51,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Three Weeks Ended January 30, 2017	Fifty- Two Weeks Ended January 25, 2016
Income tax provision (benefit) at statutory rate	$(61,000)	$282,000
Increase (decrease) in valuation allowance	115,000	(381,000)
State income taxes	4,000	4,000

All other, net	(36,000)	146,000
	$22,000	$51,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 30, 2017	January 25, 2016
Current deferred tax assets:
Accrued vacation	$31,000	$61,000
Accrued expenses and reserves	58,000	58,000
Total deferred tax assets	89,000	119,000
Valuation allowance	(89,000)	(119,000)
Total current tax asset	—	—
Long-term deferred tax assets:
Net operating losses	5,081,000	4,959,000
Depreciation, amortization and impairments	(43,000)	31,000
Federal tax credits	590,000	590,000
Other	207,000	119,000
Total deferred tax assets	5,835,000	5,699,000
Valuation allowance	(5,835,000)	(5,699,000)
Total long term tax asset	—	—
Deferred tax assets	$—	$—

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in the future years, accounting policies dictate until it is more likely than not that the Company will be able to realize the benefit of the deferred tax assets existing at January 30, 2017, the Company must provide a fully valuation allowance for the deferred tax assets. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

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

The Company accounts for stock-based compensation in accordance with ASC 718. ASC 718 requires the recognition of compensation costs relating to share based payment transactions in the financial statements. Our stock-based compensation plans are summarized in the table below:

	Shares	Shares	Plan
Name of Plan	Authorized	Available	Expiration
1997 Stock Incentive Plan	750,000	529,000	—

Stock options issued under the terms of the plans have, or will have, an exercise price equal to, or greater than, the fair market value of the common stock at the date of the option grant, and expire no later than ten years from the date of grant.

The stock option transactions and the options outstanding are summarized as follows:

	Fifty-three Weeks Ended		Fifty-two Weeks Ended
	January 30, 2017		January 25, 2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—	22,000	$6.70
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	$—	22,000	$—
Outstanding at end of period	—	$—	—	$—

Exercisable at end of period	—	$—	—	$—

The there are no stock options outstanding at January 30, 2017. The intrinsic value of options outstanding was $0 as of fiscal year ending January 25, 2016. There is no further compensation cost to recognize under this plan for this year or any future years.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Three	Fifty- Two
	Weeks	Weeks
	Ended	Ended
	January 30, 2017	January 25, 2016
Cash paid for income taxes	$34,000	$76,000
Cash paid for interest	174,000	326,000
Non-cash investing and financing activities are as follows:
None	$—	$—

NOTE 12 — RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities, assuming exercise of vested employee stock options, and possesses approximately 45.3% of the total voting power of the Company. Thus Mr. Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 30, 2017 and January 25, 2016. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the Bankruptcy Plan the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $154,000 and $123,000 to Mr. Robert E. Wheaton for interest during Fiscal 2017 and Fiscal 2016, respectively.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton and Mrs. Suzanne H. Wheaton to remodel the 4B’ in Missoula, Montana. The three year secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid approximately $21,200 in principal and $8,500 in interest to Mr. Robert E. Wheaton and Mrs. Suzanne H. Wheaton in Fiscal 2017.

As part of the Bankruptcy Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan which is secured by real estate in Artesia, New Mexico. The exit loan has been repaid. Robert and Suzanne H. Wheaton purchased the real estate property in Polson, Montana in June 2013 from the prior landlord when the Company could not exercise its option to purchase and are now the landlord for our 4B’s restaurant. Additionally, the Company sold six properties to Robert E. and Suzanne H. Wheaton during Fiscal 2015 for a total purchase price of $4.2 million and $600,000 gain on sale of assets and one property to Robert E. and Suzanne H. Wheaton during Fiscal 2016 for a total purchase price of $1.2 million and $200,000 loss on sale of assets. The Company entered into a lease agreement with Robert E. and Suzanne H. Wheaton for the property sold. The proceeds were used to pay off the obligation to Wells Fargo, the Company’s primary secured creditor in full and unsecured creditors, pursuant to the Bankruptcy Plan. During Fiscal 2017, Robert E. and Suzanne H. Wheaton leased to the Company the Finnegan’s Restaurant in Kalispell, Montana. The Company paid to Robert E. and Suzanne H. Wheaton $601,000 and $545,000 in rent for the Fiscal 2017 and Fiscal 2016, respectively. The Company owes to Robert E. and Suzanne H. Wheaton $382,000 and $42,000 primarily for interest as of January 30, 2017 and January 25, 2016, respectively.

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

NOTE 14 — ACQUISITIONS

The Company did not have any major acquisitions in Fiscal 2017 or Fiscal 2016.

NOTE 15— SUBSEQUENT EVENTS

On March 21, 2017 the Company acquired the Rancher’s Grill Steakhouse in Deming, New Mexico. Robert E. and Suzanne H. Wheaton purchased the property and entered into a long-term lease with StarTexas Restaurants, Inc., a wholly-owned subsidiary of the Company, with respect to the property.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Order Confirming Second Amended Joint Plan of Reorganization Dated October 17, 2012 (incorporated by reference to the Company’s filing on Form 8-K on December 20, 2012)
2.2	Debtor’s Second Amended Joint Plan Of Reorganization Dated October 17, 2012 (incorporated by reference to the Company’s filing on Form 8-K on December 20, 2012)
3.1	Certificate of Incorporation(1)
3.2	Bylaws, as amended on September 22, 1997(1)
4.1	Form of Common Stock Certificate(2)
10.1	Form of Stock Option Agreement for the 1997 Plan(2)**
10.2	Form of Indemnification Agreement(2)**
10.3	Management Services Agreement with CKE Restaurants, Inc.(2)
10.4	Form of Franchise Agreement with HomeTown Buffet, Inc.(2)
10.5	License Agreement with CKE Restaurants, Inc.(3)
10.6	Loan Agreement dated June 15, 2007 with Robert E. Wheaton and Suzanne H. Wheaton(3)
10.7	Loan Agreement dated November 9, 2016 with Robert E. Wheaton and Suzanne H. Wheaton*
14.1	Star Buffet, Inc. Code of Ethics (incorporated by reference to the Company’s filing on Form 10-K on April 30, 2009)
23.1	Consent of Larson & Company PC, Certified Public Accountants*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*
101

The following documents in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 30, 2017 and January 25, 2016 (ii) Consolidated Statements of Operations for the years ended January 30, 2017 and January 25, 2016, (iii) Consolidated Statements of Cash Flows for the years ended January 30, 2017 and January 25, 2015 and (iv) Consolidated Statements of Stockholders’ Equity for the period from January 30, 2017 and January 25, 2016, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

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