Form 10-Q
period 2017-05-22
STAR BUFFET INC
filed 2017-07-03
CIK 1043156

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 22, 2017

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

      (480) 425-0454

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Yes [X]    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	[X]
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 27, 2017 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 22, 2017	January 30, 2017
ASSETS

Current assets:
Cash and cash equivalents	$153,000	$339,000
Receivables, net	37,000	186,000
Inventories	391,000	360,000
Prepaid expenses	48,000	16,000

Total current assets	629,000	901,000

Property, buildings and equipment, net	5,897,000	5,703,000

Other assets, net	202,000	189,000
Intangible assets, net	33,000	33,000

Total assets	$6,761,000	$6,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$899,000	$904,000
Checks written in excess of bank balance	96,000	100,000
Payroll and related taxes	1,408,000	1,512,000
Sales and property taxes	585,000	553,000
Rent, licenses and other	570,000	744,000
Income tax payable	18,000	19,000
Current maturities of obligations under long-term debt	342,000	338,000

Total current liabilities	3,918,000	4,170,000

Deferred Rent Payable	267,000	265,000
Other long-term liabilities	625,000	666,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,884,000	2,774,000

Total liabilities	9,686,000	9,867,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,671,000)	(20,787,000)

Total stockholders’ equity	(2,925,000)	(3,041,000)

Total liabilities and stockholders’ equity	$6,761,000	$6,826,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 22,	May 16,
	2017	2016
Total revenues	$8,263,000	$7,522,000

Costs, expenses and other
Food costs	2,664,000	2,609,000
Labor costs	3,069,000	2,773,000
Occupancy and other expenses	1,662,000	1,546,000
General and administrative expenses	458,000	397,000
Depreciation and amortization	175,000	132,000

Total costs, expenses and other	8,028,000	7,457,000

Income from operations	235,000	65,000

Interest expense	157,000	101,000
Other income	48,000	55,000

Income (loss) before income taxes (benefit) and reorganization items	126,000	19,000
Reorganization items, net	-	(25,000)
Income tax provision	(10,000)	(5,000)

Net income	$116,000	$(11,000)

Net income per common share – basic and diluted	$0.04	$(0.00)

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 22, 2017	May 16, 2016
Cash flows from operating activities:
Net income (loss)	$116,000	$(11,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	175,000	132,000
Amortization of franchise, loan cost, licenses and other	2,000	1,000
Change in operating assets and liabilities:
Receivables, net	148,000	23,000
Inventories	(30,000)	(24,000)
Prepaid expenses	(32,000)	(48,000)
Deposits and other	(8,000)	(2,000)
Deferred rent payable	2,000	30,000
Accounts payable-trade	(5,000)	243,000
Income taxes payable	(2,000)	2,000
Other accrued liabilities	(287,000)	(165,000)
Net cash provided (used) by operating activities	79,000	181,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(368,000)	(872,000)
Net cash (used) provided in investing activities	(368,000)	(872,000)

Cash flows from financing activities:
Checks written in excess of bank balance	(4,000)	252,000
Proceeds from the issuance of long-term debt	235,000	600,000
Payments on long term debt	(121,000)	(56,000)
Capitalized loan costs	(7,000)	(2,000)
Net cash provided (used) in financing activities	103,000	794,000

Net change in cash and cash equivalents	(186,000)	103,000

Cash and cash equivalents at beginning of period	339,000	244,000

Cash and cash equivalents at end of period	$153,000	$347,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$78,000	$42,000

Income taxes	$12,000	$4,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At May 22, 2017 it operated 25 full-service restaurants. During the first quarter of Fiscal 2018, the Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company’s restaurants operate under trade names including 4B’s Restaurants ®, JB’s Restaurants, Barnhill’s Salads Buffet Desserts®, Casa Bonita® and BuddyFreddys®. The Company has a license agreement to use the JB’s trademark. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2017. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in that Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through May 22, 2017. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents, if any, outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of May 22, 2017 or May 16, 2016.

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

d) Inventories

Inventories consist of food, beverages, gift shop items and certain restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company did not record impairment expense associated with restaurant facilities for the sixteen weeks ended May 22, 2017 and May 16, 2016.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of property, buildings and equipment as of May 22, 2017 consist of 25 operating restaurant properties, one restaurant property that is leased to third party, one non-operating restaurant that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The components of property, buildings and equipment as of January 30, 2017 consist of 24 operating restaurant properties, one restaurant property that is leased to third party, one non-operating restaurant that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $175,000 and $132,000 for the sixteen weeks ended May 22, 2017 and May 16, 2016, respectively.

	May 22, 2017			January 30, 2017
Property, building and equipment:		Accum.			Accum.
	Cost	Depr.	Net	Cost	Depr.	Net
Operating	$12,942,000	$7,679,000	$5,263,000	$12,574,000	$7,514,000	$5,060,000
Leased	1,174,000	736,000	438,000	1,174,000	728,000	446,000
Held for Future Use	460,000	264,000	196,000	460,000	263,000	197,000
Total	$14,576,000	$8,679,000	$5,897,000	$14,208,000	$8,505,000	$5,703,000

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over shortest of the life of the loan or five years.

h) Intangible Assets

The Company’s intangible assets consist of trademarks as of May 22, 2017 and January 30, 2017. Trademark assets have an indefinite asset life.

i) Segment Reporting

All of the brands the Company operates are in the U.S. within the full-service restaurant industry and provide similar products to similar customers and, therefore, are considered to be one segment for reporting purposes. Sales to external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales.

j) Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liabilities for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. We evaluate, on a quarterly basis, the likelihood that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of the deferred tax asset value is subject to estimates and assumptions. Currently, the Company has a full valuation allowance against its deferred tax asset, net of expected reversals of existing deferred tax liabilities.

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

Note 3 – Related Party Transactions

Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities and possesses approximately 45.3% of the total voting power of the Company. Thus Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our Board. During fiscal 2008, the Company borrowed approximately $1,400,000 from Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 22, 2017 and January 30, 2017. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was modified as a result of the Company’s bankruptcy filing and pursuant to the Bankruptcy Plan the principal balance is not eligible to be repaid until all obligations owed to other creditors are fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $60,000 and $39,000 to Robert E. Wheaton for interest during the first quarters of Fiscal 2018 and Fiscal 2017, respectively.

On November 9, 2016, the Company borrowed $450,000 from Robert E. and Suzanne H. Wheaton to remodel the 4B’s restaurant in Missoula, Montana. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid approximately $43,500 in principal and $15,800 in interest to Robert E. and Suzanne H. Wheaton under this loan in the first quarter of Fiscal 2018.

As part of the Bankruptcy Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan was secured by real estate in Artesia, New Mexico. The exit loan has been repaid. Starting in June 2013, Robert E. and Suzanne H. Wheaton purchased certain real estate properties from the Company and third parties. The Company entered into lease agreements with Robert E. and Suzanne H. Wheaton for each of the properties acquired from the Company or third parties. During Fiscal 2017, Robert E. and Suzanne H. Wheaton leased to the Company the Finnegan’s Restaurant in Kalispell, Montana. During the first quarter of Fiscal 2018, Robert E. and Suzanne H. Wheaton leased to the Company the Rancher’s Grill in Deming, New Mexico and the JB’s Restaurant in Coeur d’Alene, Idaho. The Company paid to Robert E. and Suzanne H. Wheaton $229,000 and $196,000 in rent during the first quarters of Fiscal 2018 and Fiscal 2017, respectively. The Company owes Robert E. and Suzanne H. Wheaton $329,000 and $22,000 primarily for interest as of May 22, 2017 and May 16, 2016, respectively.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	May 22, 2017	May 22, 2017	January 30, 2017	January 30, 2017
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$3,203,000	$323,000	$3,080,000	$317,000
Other-Miscellaneous	23,000	19,000	32,000	21,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,218,000	$342,000	$5,104,000	$338,000

Note 5 – Chapter 11 Reorganization

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

Note 6 - Commitments and Contingencies

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Robert E. Wheaton three years of his salary plus bonus if he resigns related to a change of control of the Company, termination by the Company without cause or resignation for good reason.

On August 4, 2010 Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest and the remaining balance is $793,000 as of May 22, 2017.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission and the subsequent events are as follows:

On June 6, 2017 the Company’s 4B’s Holdings, Inc. subsidiary acquired Antler’s Restaurant in Libby, Montana. The transaction included a long-term lease with an option to buy the associated restaurant facility. The Company plans to convert the property to a 4B’s Restaurant.

On June 22, 2017, Robert E. and Suzanne H. Wheaton purchased the real estate associated with the Company’s 4B’s Restaurant in Miles City, Montana and entered into a long-term real estate lease with 4B’s Holdings, Inc., a wholly-owned subsidiary of the Company.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2017. Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or closing under-performing or unprofitable restaurants, if any, may have a material adverse effect on the Company’s results of operations in any individual period.

This Quarterly Report on Form 10-Q (this “Report”)contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting policies and other risks detailed in Item 1A of the Company’s Annual Report Form 10-K for the fiscal year ended January 30, 2017, and other filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements.

Executive Summary

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At May 22, 2017 it operated 25 full-service restaurants. During the first quarter of Fiscal 2018, the Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company’s restaurants operate under trade names including 4B’s Restaurants ®, JB’s Restaurants, Barnhill’s Salads Buffet Desserts®, Casa Bonita® and BuddyFreddys®. The Company has a license agreement to use the JB’s trademark. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Recent Developments

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for recent developments.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May

22, 2017 and May 16, 2016, respectively.

	Sixteen Weeks Ended
	May 22, 2017	May 16, 2016
Total revenues	100.0%	100.0%

Costs, expenses and other
Food costs	32.2	34.7
Labor costs	37.1	36.9
Occupancy and other expenses	20.1	20.6
General and administrative expenses	5.5	5.3
Depreciation and amortization	2.1	1.7
Total costs, expenses and other	97.0	99.2

Income from operations	3.0	0.8

Interest expense	1.9	1.3
Other income	0.6	0.7
Income before income taxes and reorganization items	1.7	0.2

Reorganization item, net	-	0.3

Income tax provision	(0.1)	0.0

Net income (loss)	1.6%	(0.1)%

The table below outlines the number of operating and non-operating restaurants by the Company as of May 22, 2017 and January 30, 2017.

	May 22, 2017	January 30, 2017
Operating Restaurants:
4B’s (1) (2)	11	11
JB’s	6	6
Steakhouses (3)	5	4
Buffets (4)	2	2
Casa Bonita	1	1
	25	24
Non-Operating Restaurants:
Leased to Third Parties	1	1
Warehouse	1	1
Held for Future Use	1	1
	3	3
Total	28	27

(1)	Includes one Finnegan’s to be converted to a 4B’s and one 4 Aces.
(2)	The 4B’s Café in Deer Lodge Montana operates seasonally from approximately May to September.
(3)	Includes two Pecos Diamond Steakhouse® restaurants.
(4)	Incudes Barnill’s Buffet and BuddyFreddys.

Sixteen Weeks Ended May 22, 2017 compared to Sixteen Weeks Ended May 16, 2016

Overview - The Company had a consolidated net income for the 16-week period ended May 22, 2017 of $116,000 or $0.04 per diluted share as compared with net loss of $(11,000) or $(0.00) per diluted share for the comparable prior year period, an increase of approximately $127,000 from the prior year period. The increase in net income is primarily due to an increase in income from operations in the current year as compared to the prior year. The income from operations improvement was primarily in food costs.

Revenues - Total revenues increased approximately $741,000 million or 9.9% from $7.5 million in the 16 weeks ended May 16, 2016 to $8.3 million in the 16 weeks ended May 22, 2017. The increase in revenues was primarily attributable to four new restaurants in fiscal 2018 resulting in a sales increase of approximately $870,000 offset by sales declines of approximately $(113,000) or approximately (1.5)% in comparable same store sales and the closure of one store with sales of $(16,000).

Food Costs - Food costs as a percentage of total revenues decreased from 34.7% during the 16-week period ended May 16, 2016 to 32.2% during the 16-week period ended May 22, 2017. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from stable wholesale costs and higher guest check average in Fiscal 2018 compared to Fiscal 2017. Food costs increased by approximately $55,000 in the 16-week period ended May 22, 2017, primarily due to a $741,000 increase in revenues.

Labor - Labor costs as a percentage of total revenues increased from 36.9% during the 16-week period ended May 16, 2016 to 37.1% during the 16-week period ended May 22, 2017. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in the States of Arkansas and Colorado. Labor costs increased by approximately $296,000 in the 16-week period ended May 22, 2017, primarily due to a $741,000 increase in revenues and higher minimum wages.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 20.6% during the 16-week period ended May 16, 2016 to 20.1% during the 16-week period ended May 22, 2017. Occupancy and other expense increased approximately $116,000 in the 16-week period ended May 16, 2016 primarily due to a $741,000 increase in revenues. The decrease as percentage of total revenue was primarily lower advertising expense in Fiscal 2018 compared to Fiscal 2017.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 5.3% during the 16-week period ended May 16, 2016 to 5.5% during the 16-week period ended May 22, 2017. The increase for the 16 week period ended May 16, 2016 as a percentage of total revenues was primarily attributable to an increase in audit fees in Fiscal 2018 compared to Fiscal 2017. Total General and administrative expense increased approximately $61,000 in the 16-week period ended May 22, 2017.

Depreciation and Amortization - Depreciation and amortization expense increased from $132,000 during the 16-week period ended May 16, 2016 to $175,000 during the 16-week period ended May 22, 2017. The increase was primarily attributable to a net increase of four restaurants in the current quarter compared to the same quarter in the prior fiscal year.

Interest Expense - Interest expense increased from $101,000 during the 16-week period ended May 16, 2016 to $157,000 during the 16-week period ended May 22, 2017. The increase was primarily attributable to higher debt balances in the 16-week period ended May 22, 2017 compared to the prior year.

Other Income - Other income is primarily rental income from the Company’s properties leased to third parties. Rental income was $48,000 for three properties leased for the 16-week period ended May 22, 2017. Rental income was approximately $55,000 for three properties leased for the 16-week period ended May 16, 2016.

Income Taxes - The income tax provision totaled $5,000 and $10,000, respectively, of pre-tax income for the first fiscal quarter of 2016 and 2017. The Company had deferred income tax assets of $0 on May 22, 2017 and January 30, 2017. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of May 22, 2017.

Reorganization Items, Net – Star Buffet, Inc. and Summit both filed for bankruptcy in September 2011. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. During the 16-weeks ended May 22, 2017 and May 16, 2016, the Company incurred professional fees and bankruptcy costs (benefits) related to the bankruptcy totaling $0 and $25,000, respectively.

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

As of May 22, 2017, the Company had $153,000 in cash.  Cash and cash equivalents decreased by $186,000 during the 16-weeks ended May 22, 2017. The net working capital deficit was $3.3 million at May 22, 2017 and January 30, 2017. The Company spent approximately $368,000 on capital expenditures during the 16-weeks ending May 22, 2017. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

Cash provided from operations was approximately $79,000 for the 16-weeks ending May 22, 2017 and $181,000 for the 16-weeks ending May 16, 2016, respectively. The increase in cash generated from operating activities for the 16-week period ending May 22, 2017 was primarily due to the change in other accrued liabilities paid in the current fiscal year as compared to the prior year.

Cash provided by financing activities was approximately $103,000 for the 16-weeks ending May 22, 2017 compared to approximately $794,000 for the 16-weeks ending May 16, 2016. During the periods, the Company made net debt payments of approximately $121,000 and $56,000, had checks written in excess of bank balance changes of approximately $(4,000) and $252,000, had proceeds from issuance of long-term debt of approximately $235,000 and $600,000 and incurred loan costs of $7,000 and $2,000, respectively.

The following table is a summary of the Company’s outstanding debt obligations.

	May 22, 2017	May 22, 2017	January 30, 2017	January 30, 2017
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$3,203,000	$323,000	$3,080,000	$317,000
Other-Miscellaneous	23,000	19,000	32,000	21,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,218,000	$342,000	$5,104,000	$338,000

During fiscal 2008, the Company borrowed approximately $1,400,000 from Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 22, 2017 and January 30, 2017. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was modified as a result of the Company’s bankruptcy filing and pursuant to the Bankruptcy Plan the principal balance is not eligible to be repaid until all obligations owed to other creditors are fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $60,000 and $39,000 to Robert E. Wheaton for interest during the first quarters of Fiscal 2018 and Fiscal 2017, respectively.

On November 9, 2016, the Company borrowed $450,000 from Robert E. and Suzanne H. Wheaton to remodel the 4B’s restaurant in Missoula, Montana. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid approximately $43,500 in principal and $15,800 in interest to Robert E. and Suzanne H. Wheaton under this loan in the first quarter of Fiscal 2018.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for Fiscal 2017 included in the Company’s Annual Report filed on Form 10-K for Fiscal 2017. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending May 22, 2017 and May 16, 2016.

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

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liabilities for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. We evaluate, on a quarterly basis, the likelihood that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of the deferred tax asset value is subject to estimates and assumptions. Currently, the Company has a full valuation allowance against its deferred tax asset, net of expected reversals of existing deferred tax liabilities.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 22, 2017. Based on this evaluation, our principal executive officer and principal accounting officer have concluded that the disclosure controls over financial reporting was effective as of May 22, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 22, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On August 4, 2010 Spirit Master Funding, LLC (‘Spirit”) , a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest and the remaining balance is $793,000 as of May 22, 2017.

Except as set forth above, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended May 22, 2017, there were no material developments in any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

Item 1A. Risk Factors

This item is not applicable to small issuers; however, please refer to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2017 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)     The following exhibits are attached to this report unless noted as previously filed:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101

The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended May 22, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

† Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Star Buffet, Inc.

Date: July 3, 2017	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President, Chief Financial Officer and Chairman

July 3, 2017	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer