Form 10-Q
period 2017-08-14
STAR BUFFET INC
filed 2017-09-25
CIK 1043156

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 14, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 20, 2017 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

ﹺPART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	August 14, 2017	January 30, 2017

Current assets:
Cash and cash equivalents	$293,000	$339,000
Receivables, net	46,000	186,000
Inventories	404,000	360,000
Prepaid expenses	74,000	16,000

Total current assets	817,000	901,000

Property, buildings and equipment, net	5,974,000	5,703,000

Other assets, net	255,000	189,000
Intangible assets, net	33,000	33,000

Total assets	$7,079,000	$6,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$882,000	$904,000
Checks written in excess of bank balance	-	100,000
Payroll and related taxes	1,457,000	1,512,000
Sales and property taxes	578,000	553,000
Rent, licenses and other	510,000	744,000
Income tax payable	32,000	19,000
Current maturities of obligations under long-term debt	882,000	338,000

Total current liabilities	4,341,000	4,170,000

Deferred Rent Payable	282,000	265,000
Other long-term liabilities	598,000	666,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,326,000	2,774,000

Total liabilities	9,539,000	9,867,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—3,000
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,206,000)	(20,787,000)

Total stockholders’ equity	(2,460,000)	(3,041,000)

Total liabilities and stockholders’ equity	$7,079,000	$6,826,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 14,	August 8,	August 14,	August 8,
	2017	2016	2017	2016
Total revenues	$7,412,000	$6,968,000	$15,675,000	$14,490,000

Costs, expenses and other
Food costs	2,317,000	2,273,000	4,981,000	4,882,000
Labor costs	2,669,000	2,416,000	5,738,000	5,189,000
Occupancy and other expenses	1,441,000	1,350,000	3,103,000	2,896,000
General and administrative expenses	283,000	299,000	741,000	696,000
Depreciation and amortization	131,000	100,000	306,000	232,000

Total costs, expenses and other	6,841,000	6,438,000	14,869,000	13,895,000

Income from operations	571,000	530,000	806,000	595,000

Interest expense	120,000	83,000	277,000	184,000
Other income	34,000	19,000	82,000	74,000

Income (loss) before income taxes and reorganization items	485,000	466,000	611,000	485,000
Reorganization items, net	-	(20,000)	-	(45,000)
Income tax provision	(20,000)	(20,000)	(30,000)	(25,000)

Net income	$465,000	$426,000	$581,000	$415,000

Net income per common share – basic and diluted	$0.14	$0.13	$0.18	$0.13

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-eight Weeks Ended
	August 14, 2017	August 8, 2016
Cash flows from operating activities:
Net income (loss)	$581,000	$415,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	306,000	232,000
Amortization of franchise, loan cost, licenses and other	3,000	2,000
Change in operating assets and liabilities:
Receivables, net	140,000	15,000
Inventories	(44,000)	(16,000)
Prepaid expenses	(57,000)	(67,000)
Deposits and other	(62,000)	(5,000)
Deferred rent payable	17,000	53,000
Accounts payable-trade	(22,000)	301,000
Income taxes payable	12,000	22,000
Other accrued liabilities	(332,000)	(125,000)
Net cash provided by operating activities	542,000	827,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(576,000)	(1,231,000)
Net cash (used) in investing activities	(576,000)	(1,231,000)

Cash flows from financing activities:
Checks written in excess of bank balance	(100,000)	152,000
Proceeds from the issuance of long-term debt	285,000	600,000
Payments on long term debt	(190,000)	(97,000)
Capitalized loan costs	(7,000)	(2,000)
Net cash (used) provided in financing activities	(12,000)	653,000

Net change in cash and cash equivalents	(46,000)	249,000

Cash and cash equivalents at beginning of period	339,000	244,000

Cash and cash equivalents at end of period	$293,000	$493,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$140,000	$80,000

Income taxes	$18,000	$4,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At August 14, 2017 it operated 26 full-service restaurants. During the second quarter of Fiscal 2018, the Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company’s restaurants operate under trade names including 4B’s Restaurants ®, JB’s Restaurants, Barnhill’s Salads Buffet Desserts®, Casa Bonita® and BuddyFreddys®. The Company has a license agreement to use the JB’s trademark. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through August 14, 2017. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents, if any, outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of August 14, 2017 or August 8, 2016.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company did not record impairment expense associated with restaurant facilities for the twenty-eight weeks ended August 14, 2017 and August 8, 2016.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of property, buildings and equipment as of August 14, 2017 consist of 26 operating restaurant properties, one restaurant property that is leased to third party, one non-operating restaurant that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The components of property, buildings and equipment as of January 30, 2017 consist of 24 operating restaurant properties, one restaurant property that is leased to third party, one non-operating restaurant that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $131,000 and $100,000 for the twelve weeks ended August 14, 2017 and August 8, 2016, respectively.

	August 14, 2017			January 30, 2017
Property, building and equipment:		Accum.			Accum.
	Cost	Depr.	Net	Cost	Depr.	Net
Operating	$13,151,000	$7,803,000	$5,348,000	$12,574,000	$7,514,000	$5,060,000
Leased	1,174,000	742,000	432,000	1,174,000	728,000	446,000
Held for Future Use	460,000	266,000	194,000	460,000	263,000	197,000
Total	$14,785,000	$8,811,000	$5,974,000	$14,208,000	$8,505,000	$5,703,000

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over shortest of the life of the loan or five years.

h) Intangible Assets

The Company’s intangible assets consist of trademarks as of August 14, 2017 and January 30, 2017. Trademark assets have an indefinite asset life.

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

k) Recent Accounting Pronouncements

During 2014, the FASB issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted. The Company has not yet selected a transition date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3 – Related Party Transactions

Robert E. Wheaton currently beneficially owns approximately 45.3% of our total equity securities and possesses approximately 45.3% of the total voting power of the Company. Thus Robert E. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our Board. During fiscal 2008, the Company borrowed approximately $1,400,000 from Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of August 14, 2017 and January 30, 2017. The principal balance and any unpaid interest were due and payable in full on June 5, 2012. The loan was modified as a result of the Company’s bankruptcy filing. Pursuant to the Bankruptcy Plan the principal balance is not eligible to be repaid until all obligations owed to other creditors are fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $105,000 and $68,000 to Robert E. Wheaton for interest during the first two quarters of Fiscal 2018 and Fiscal 2017, respectively.

On November 9, 2016, the Company borrowed $450,000 from Robert E. and Suzanne H. Wheaton to remodel the 4B’s restaurant in Missoula, Montana. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid approximately $66,000 in principal and $23,000 in interest to Robert E. and Suzanne H. Wheaton under this loan in the first two quarters of Fiscal 2018.

As part of the Bankruptcy Plan, Suzanne H. Wheaton, the wife of Robert E. Wheaton, loaned the Company $300,000 as an exit loan was secured by real estate in Artesia, New Mexico. The exit loan has been repaid. Starting in June 2013, Robert E. and Suzanne H. Wheaton purchased certain real estate properties from the Company and third parties. The Company entered into lease agreements with Robert E. and Suzanne H. Wheaton for each of the properties acquired from the Company or third parties. During Fiscal 2017, Robert E. and Suzanne H. Wheaton leased to the Company the Finnegan’s Restaurant in Kalispell, Montana. During the first quarter of Fiscal 2018, Robert E. and Suzanne H. Wheaton leased to the Company the Rancher’s Grill in Deming, New Mexico and the JB’s Restaurant in Coeur d’Alene, Idaho. During the second quarter of Fiscal 2018, Robert E. and Suzanne H. Wheaton leased to the Company the 4B’s Restaurant in Miles City, Montana. The Company paid to Robert E. and Suzanne H. Wheaton $419,000 and $357,000 in rent during the first two quarters of Fiscal 2018 and Fiscal 2017, respectively. The Company owes Robert E. and Suzanne H. Wheaton $225,000 primarily for interest as of August 14, 2017. The Company owed Robert E. and Suzanne H. Wheaton approximately $0 as of August 8, 2016.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	August 14, 2017	August 14, 2017	January 30, 2017	January 30, 2017
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$3,192,000	$866,000	$3,080,000	$317,000
Other-Miscellaneous	16,000	16,000	32,000	21,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,200,000	$882,000	$5,104,000	$338,000

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

On August 4, 2010, Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest and the remaining balance is $768,000 as of August 14, 2017.

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission and the subsequent events are as follows:

On August 21, 2017 the Company’s Finnegan’s Restaurant in Kalispell, Montana closed due to a kitchen fire. The Company plans to use insurance funds to reopen the restaurant.

On August 28, 2017, the Company closed its restaurant in Magee, Mississippi for repositioning.

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

Executive Summary

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At August 14, 2017 it operated 26 full-service restaurants. During the first two quarters of Fiscal 2018, the Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company’s restaurants operate under trade names including 4B’s Restaurants ®, JB’s Restaurants, Barnhill’s Salads Buffet Desserts®, Casa Bonita® and BuddyFreddys®. The Company has a license agreement to use the JB’s trademark. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Recent Developments

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for recent developments.

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 14, 2017 and August 8, 2016, respectively.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 14,	August 8,	August 14,	August 8,
	2017	2016	2017	2016
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	31.3	32.6	31.8	33.7
Labor costs	36.0	34.7	36.6	35.8
Occupancy and other expenses	19.4	19.4	19.8	20.0
General and administrative expenses	3.8	4.3	4.7	4.8
Depreciation and amortization	1.8	1.4	2.0	1.6
Total costs, expenses and other	92.3	92.4	94.9	95.9

Income from operations	7.7	7.6	5.1	4.1

Interest expense	1.6	1.2	1.7	1.3
Other income	0.5	0.3	0.5	0.5
Income before income tax and reorganization items	6.6	6.7	3.9	3.3

Reorganization items, net	-	0.3	-	0.3

Income tax provision	0.3	0.3	0.2	0.2
Net income	6.3%	6.1%	3.7%	2.8%

The table below outlines the number of operating and non-operating restaurants by the Company as of August 14, 2017 and January 30, 2017.

	August 14, 2017	January 30, 2017
Operating Restaurants:
4B’s (1) (2)	12	11
JB’s	6	6
Steakhouses (3)	5	4
Buffets (4)	2	2
Casa Bonita	1	1
	26	24
Non-Operating Restaurants:
Leased to Third Parties	1	1
Warehouse	1	1
Held for Future Use	1	1
	3	3
Total	29	27

(1)	Includes one Finnegan’s Restaurant, one Antler’s Restaurant and one 4 Aces’ Restaurant.
(2)	The 4B’s Café in Deer Lodge Montana operates seasonally from approximately May to September.
(3)	Includes two Pecos Diamond restaurants.
(4)	Includes Barnhill’s Salads Buffet Desserts and BuddyFreddys.

Twelve Weeks Ended August 14, 2017 compared to Twelve Weeks Ended August 8, 2016

Overview - The Company has a consolidated net income for the 12-week period ended August 14, 2017 of $465,000 or $0.14 per diluted share as compared with net income of $426,000 or $0.13 per diluted share for the comparable prior year period, an increase of approximately $39,000 from the prior year period. The increase in the net income is primarily from higher income from operations of approximately $41,000 due primarily to higher revenue and lower food costs, which were partially offset by higher labor costs. The Company also had higher interest expense and other income in the current year.

Revenues - Total revenues increased by approximately $444,000 or 6.4% from $7.0 million in the 12 weeks ended August 8, 2016 to $7.4 million in the 12 weeks ended August 14, 2017. The increase in revenues was primarily attributable to the opening of two stores in the fiscal year ending January 29, 2018 and two stores in the fiscal year ending January 30, 2017 resulting in a $697,000 increase in sales in the current fiscal year. The increase in sales was partially offset by approximately $60,000 or 0.9% decrease in comparable same store sales and approximately $193,000 decrease for closure of one store.

Food Costs - Food costs as a percentage of total revenues decreased from 33.0% during the 12-week period ended August 8, 2016 to 31.3% during the 12-week period ended August 14, 2017. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from stable wholesale costs and higher guest check average in Fiscal 2018 compared to Fiscal 2017. Food costs increased by approximately $44,000 in the 12-week period ended August 14, 2017, primarily due a $444,000 increase in revenues.

Labor - Labor costs as a percentage of total revenues increased from 34.7% during the 12-week period ended August 8, 2016 to 36.0% during the 12-week period ended August 14, 2017. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in the States of Arkansas and Colorado. Labor costs increased by approximately $253,000 in the 12-week period ended August 14, 2017, primarily due to the net increase of three stores and higher minimum wages.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues remained the same at 19.4% during the 12-week period ended August 8, 2016 and the 12-week period ended August 14, 2017. Occupancy and other expense increased approximately $91,000 in the 12-week period ended August 14, 2017 primarily due to the net increase of three stores in the current fiscal year.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 4.3% during the 12-week period ended August 8, 2016 to 3.8% during the 12-week period ended August 14, 2017. General and administrative expense decreased from $299,000 during the 12-week period ended August 8, 2016 to $283,000 during the 12-week period ended August 14, 2017. The decrease was primarily attributable to lower insurance costs in the current year compared to the prior year.

Depreciation and Amortization - Depreciation and amortization expense increased from $100,000 during the 12-week period ended August 8, 2016 to $131,000 during the 12-week period ended August 14, 2017. The increase was primarily attributable to the net addition of three stores.

Interest Expense - Interest expense increased from $83,000 during the 12-week period ended August 8, 2016 to $120,000 during the 12-week period ended August 14, 2017. The increase was attributable to higher debt balance primarily relating to loans for the purchase and remodel of the 4B’s in Missoula, Montana in the 12-week period ended August 14, 2017 as compared to the 12-week period ended August 8, 2016.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $34,000 for three properties leased for the 12-week period ended August 14, 2017. Rental income was $19,000 for three properties leased for the 12-week period ended August 8, 2016.

Income Taxes - The income tax provision totaled $20,000 for the second quarter of Fiscal 2018 and $20,000 for the second quarter of Fiscal 2017. The Company has deferred income tax assets of $0 on August 14, 2017 and January 30, 2017. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 14, 2017.

Reorganization Items, Net - Star Buffet, Inc. and Summit both filed for bankruptcy in September 2011. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. During the 12-weeks ended August 14, 2017 and August 8, 2016, the Company incurred professional fees and bankruptcy costs (benefits) related to the bankruptcy totaling $0 and $20,000, respectively.

Twenty-eight Weeks Ended August 14, 2017 compared to Twenty-eight Weeks Ended August 8, 2016

Overview - The Company has a consolidated net income for the 28-week period ended August 14, 2017 of $581,000, or $0.18 per diluted share, as compared with net income of $415,000 or $0.13 per diluted share for the comparable prior year period, an increase of approximately $166,000 from the prior year period. The increase in the net income is primarily attributable to higher income from operations of approximately $211,000 due primarily to higher revenue and lower food costs, which were partially offset by higher labor costs. The Company also had higher interest expense in the current year.

Revenues - Total revenues increased by approximately $1.2 million, or 8.2%, from $14.5 million in the 28 weeks ended August 8, 2016 to $15.7 million in the 28 weeks ended August 14, 2017. The increase in revenues was primarily attributable to the opening of two stores in the fiscal year ending January 29, 2018 and three stores in the fiscal year ending January 30, 2017, resulting in a $1.6 million increase in sales in the current fiscal year. The increase in sales was partially offset by approximately $200,000 or 1.2% decrease in comparable same store sales and approximately $200,000 decrease for closure of one store.

Food costs - Food costs as a percentage of total revenues decreased from 33.7% during the 28-week period ended August 8, 2016 to 31.8% during the 28-week period ended August 14, 2017. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from stable wholesale costs and higher guest check average in Fiscal 2018 as compared to Fiscal 2017. Food costs increased by approximately $99,000 in the 12-week period ended August 14, 2017 primarily due a $1.2 million increase in revenues.

Labor - Labor costs as a percentage of total revenues increased from 35.8% during the 28-week period ended August 8, 2016 to 36.6% during the 28-week period ended August 14, 2017. The increase as a percentage of total revenues was primarily attributable to higher minimum wages States of Arkansas and Colorado. Labor costs increased by approximately $549,000 in the 28-week period ended August 14, 2017, primarily due to the net increase of four stores and higher minimum wages.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 20.0% during the 28-week period ended August 8, 2016 to 19.8% during the 28-week period ended August 14, 2017. Occupancy and other expenses increased approximately $207,000 in the 28-week period ended August 14, 2017 primarily due to the net increase of four stores. The decrease for the 28-week period ending August 14, 2017 as a percentage of total revenues was primarily attributable to a decrease in advertising expense.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 4.8% during the 28-week period ended August 8, 2016 to 4.7% during the 28-week period ended August 14, 2017. General and administrative expense increased from $696,000 during the 28-week period ended August 8, 2016 to $741,000 during the 28-week period ended August 14, 2017. The decrease as a percentage of total revenues was primarily due to a decrease in insurance expense in the current period.

Depreciation and Amortization - Depreciation and amortization expense increased from $232,000 during the 28-week period ended August 8, 2016 to $306,000 during the 28-week period ended August 14, 2017. The increase was primarily attributable to net increase of four stores in the current period.

Interest Expense - Interest expense increased from $184,000 during the 28-week period ended August 8, 2016 to $277,000 during the 28-week period ended August 14, 2017. The increase was attributable to higher debt balance primarily relating to loans for the purchase and remodel of the 4B’s in Missoula, Montana in the 28-week period ended August 14, 2017 as compared to the 28-week period ended August 8, 2016.

Other income - Other income consists primarily of rental income from the Company’s leased properties. Rental income was $82,000 for three properties leased for the 28-week period ended August 14, 2017. Rental income was $74,000 for three                  property leased for the 28-week period ended August 8, 2016.

Income Taxes - The income tax provision totaled $30,000 and $25,000 for the first 28-week periods of fiscal 2018 and 2017, respectively. The Company has deferred income tax assets of $0 on August 14, 2017 and January 30, 2017. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 14, 2017.

Reorganization Items, Net - Star Buffet, Inc. and Summit both filed for bankruptcy in September 2011. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. During the 28-weeks ended August 14, 2017 and August 8, 2016, the Company incurred professional fees and bankruptcy costs (benefits) related to the bankruptcy totaling $0 and $45,000, respectively.

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

As of August 14, 2017, the Company had $293,000 in cash.  Cash and cash equivalents decreased by $46,000 during the 12-weeks ended August 14, 2017. The net working capital deficit was $3.5 million and $3.3 million at August 14, 2017 and January 30, 2017, respectively. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

The Company spent approximately $576,000 on capital expenditures during the 28-weeks ending August 14, 2017 primarily on acquisitions.

Cash provided from operations was approximately $542,000 for the 28-weeks ending August 14, 2017 and $827,000 for the 28-weeks ending August 8, 2016, respectively. The increase in cash generated from operating activities for the 28-week period ending August 14, 2017 was primarily due to the change in the accounts payable – trade liability paid in the current fiscal year as compared to the prior fiscal year.

Cash used by financing activities was approximately $12,000 for the 28-weeks ending August 14, 2017 compared to cash provided by financing activities of approximately $653,000 for the 28-weeks ending August 8, 2016. During the periods, the Company made net debt payments of approximately $190,000 and $97,000, had checks written in excess of bank balance changes of approximately $(100,000) and $152,000, had proceeds from issuance of long-term debt of approximately $285,000 and $600,000 and incurred loan costs of $7,000 and $2,000, respectively.

The following table is a summary of the Company’s outstanding debt obligations.

	August 14, 2017	August 14, 2017	January 30, 2017	January 30, 2017
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$3,192,000	$866,000	$3,080,000	$317,000
Other-Miscellaneous	16,000	16,000	32,000	21,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,200,000	$882,000	$5,104,000	$338,000

During fiscal 2008, the Company borrowed approximately $1,400,000 from Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of August 14, 2017 and January 30, 2017. The principal balance and any unpaid interest were due and payable in full on June 5, 2012. The loan was modified as a result of the Company’s bankruptcy filing. Pursuant to the Bankruptcy Plan the principal balance is not eligible to be repaid until all obligations owed to other creditors are fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016, the Company reverted back to the original interest rate of 8.5%. The Company expensed $105,000 and $68,000 to Robert E. Wheaton for interest during the first two quarters of Fiscal 2018 and Fiscal 2017, respectively.

On November 9, 2016, the Company borrowed $450,000 from Robert E. and Suzanne H. Wheaton to remodel the 4B’s restaurant in Missoula, Montana. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid approximately $66,000 in principal and $23,000 in interest to Robert E. and Suzanne H. Wheaton under this loan in the first two quarters of Fiscal 2018.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending August 14, 2017 and August 8, 2016.

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

Adopted and Recently Issued Accounting Standards

During 2014, the FASB issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted. The Company has not yet selected a transition date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of August 14, 2017, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and the Principal Accounting Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 14, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended August 14, 2017, there were no new, or material developments in any existing, legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

Item 1A. Risk Factors

This item is not applicable to small issuers; however, please refer to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2017 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are attached to this report unless noted as previously filed:

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101

The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended August 14, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

† Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Star Buffet, Inc.

Date: September 25, 2017	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President, Chief Financial Officer and Chairman

September 25, 2017	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer