Form 10-Q
period 2017-11-06
STAR BUFFET INC
filed 2017-12-18
CIK 1043156

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: November 6, 2017

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

Yes [X]    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]    No ☐

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

Yes  ☐    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 15, 2017 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

i

ﹺ

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 6, 2017	January 30, 2017
ASSETS

Current assets:
Cash and cash equivalents	$107,000	$339,000
Receivables, net	64,000	186,000
Inventories	395,000	360,000
Prepaid expenses	137,000	16,000

Total current assets	703,000	901,000

Property, buildings and equipment, net	5,989,000	5,703,000

Other assets, net	272,000	189,000
Intangible assets, net	33,000	33,000

Total assets	$6,997,000	$6,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$891,000	$904,000
Checks written in excess of bank balance	259,000	100,000
Payroll and related taxes	1,366,000	1,512,000
Sales and property taxes	563,000	553,000
Rent, licenses and other	472,000	744,000
Income tax payable	32,000	19,000
Current maturities of obligations under long-term debt	884,000	338,000

Total current liabilities	4,467,000	4,170,000

Deferred Rent Payable	301,000	265,000
Other long-term liabilities	537,000	666,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,262,000	2,774,000

Total liabilities	9,559,000	9,867,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,308,000)	(20,787,000)

Total stockholders’ equity	(2,562,000)	(3,041,000)

Total liabilities and stockholders’ equity	$6,997,000	$6,826,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 6,	October 31,	November 6,	October 31,
	2017	2016	2017	2016
Total revenues	$5,729,000	$5,865,000	$21,404,000	$20,355,000

Costs, expenses and other
Food costs	1,865,000	1,949,000	6,846,000	6,831,000
Labor costs	2,189,000	2,285,000	7,927,000	7,474,000
Occupancy and other expenses	1,284,000	1,286,000	4,387,000	4,182,000
General and administrative expenses	281,000	351,000	1,022,000	1,047,000
Depreciation and amortization	134,000	102,000	440,000	334,000

Total costs, expenses and other	5,753,000	5,973,000	20,622,000	19,868,000

Income (loss) from operations	(24,000)	(108,000)	782,000	487,000

Interest expense	124,000	84,000	401,000	268,000
Other income	46,000	29,000	128,000	103,000

Income (loss) before income taxes and reorganization items	(102,000)	(163,000)	509,000	322,000
Reorganization items, net	-	(10,000)	-	(55,000)
Income tax provision	-	-	(30,000)	(25,000)

Net income (loss)	$(102,000)	$(173,000)	$479,000	$242,000

Net income (loss) per common share – basic and diluted	$(0.03)	$(0.05)	$0.15	$0.08

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

 The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Forty Weeks Ended
	November 6, 2017	October 31, 2016
Cash flows from operating activities:
Net income	$479,000	$242,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	440,000	334,000
Amortization of franchise, loan cost, licenses and other	4,000	2,000
Change in operating assets and liabilities:
Receivables, net	122,000	30,000
Inventories	(35,000)	(19,000)
Prepaid expenses	(121,000)	(3,000)
Deposits and other	(80,000)	(8,000)
Deferred rent payable	36,000	76,000
Accounts payable-trade	(13,000)	372,000
Income taxes payable	12,000	(6,000)
Other accrued liabilities	(536,000)	20,000
Net cash provided by operating activities	308,000	1,040,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(726,000)	(1,662,000)
Net cash (used) in investing activities	(726,000)	(1,662,000)

Cash flows from financing activities:
Checks written in excess of bank balance	159,000	241,000
Proceeds from the issuance of long-term debt	285,000	600,000
Payments on long term debt	(251,000)	(126,000)
Capitalized loan costs	(7,000)	(2,000)
Net cash provided in financing activities	186,000	713,000

Net change in cash and cash equivalents	(232,000)	91,000

Cash and cash equivalents at beginning of period	339,000	244,000

Cash and cash equivalents at end of period	$107,000	$335,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$207,000	$118,000

Income taxes	$18,000	$32,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At November 6, 2017 the Company operated 25 full-service restaurants. Additionally, the restaurant in Kalispell, Montana is temporarily closed due to fire damage and is scheduled to reopen next year. During the third quarter of fiscal year ending January 29, 2018 (“Fiscal 2018”), the Company also had an additional five restaurants. Three restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names including 4B’s Restaurants ®, JB’s Restaurants, Barnhill’s Salads Buffet Desserts®, Casa Bonita® Country Kitchen and BuddyFreddys®. The Company has a license agreement to use the JB’s and Country Kitchen trademarks. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2017 (the “2017 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the 2017 Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through November 6, 2017. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each fiscal year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents, if any, outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of November 6, 2017 or October 31, 2016.

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

●

Level 2 Inputs: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company did not record impairment expense associated with restaurant facilities for the Forty weeks ended November 6, 2017 and October 31, 2016.

f) Properties, Building and Equipment

Property, building and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

	Years
Buildings		40		(1)
Building and leasehold improvements	15	-	20	(1)
Furniture, fixtures and equipment	5	-	8

(1)

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

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's accounting policies regarding buildings and equipment include certain management judgments regarding the estimated useful lives of such assets and the residual values of such assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used.

The components of property, buildings and equipment as of November 6, 2017 consist of 25 operating restaurant properties, one restaurant property that is leased to third party, three non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The restaurant in Kalispell, Montana is temporarily closed due to fire damage and is scheduled to reopen next year. The components of property, buildings and equipment as of January 30, 2017 consist of 24 operating restaurant properties, one restaurant property that is leased to a third party, one non-operating restaurant that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $134,000 and $102,000 for the twelve weeks ended November 6, 2017 and October 31, 2016, respectively.

	November 6, 2017			January 30, 2017
Property, building and equipment:		Accum.			Accum.
	Cost	Depr.	Net	Cost	Depr.	Net
Operating	$11,238,000	$6,658,000	$4,580,000	$12,574,000	$7,514,000	$5,060,000
Leased	1,174,000	747,000	427,000	1,174,000	728,000	446,000
Held for Future Use	2,523,000	1,541,000	982,000	460,000	263,000	197,000
Total	$14,935,000	$8,946,000	$5,989,000	$14,208,000	$8,505,000	$5,703,000

g) Other Assets

Other assets consist of deposits and deferred financing fees. Deferred financing fees are amortized to interest expense over the shorter of the life of the loan or five years.

h) Intangible Assets

The Company’s intangible assets consist of trademarks as of November 6, 2017 and January 30, 2017. Trademark assets have an indefinite asset life.

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

k) Recent Accounting Pronouncements

During 2014 and 2015, the FASB issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. While early adoption is permitted, the Company has not yet selected a transition date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. While early adoption is permitted, the Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. While early adoption is permitted, the Company has not yet selected a transition date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3 – Related Party Transactions

Robert E. Wheaton beneficially owns approximately 45.3% of our total equity securities and possesses approximately 45.3% of the total voting power. Thus, Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our Board. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of November 6, 2017 and January 30, 2017. The principal balance and any unpaid interest were due and payable in full on June 5, 2012. The loan was modified as a result of the Company’s bankruptcy filing. Pursuant to the provisions of the Bankruptcy Plan, the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016, the Company reverted back to the original interest rate of 8.5%. The Company expensed $150,000 and $97,000 to Mr. Wheaton for interest during the first three quarters of Fiscal 2018 and the first three quarters of the fiscal year ended January 30, 2017 (“Fiscal 2017”), respectively.

On November 9, 2016, the Company borrowed $450,000 from Robert E. and Suzanne H. Wheaton to remodel the 4B’s restaurant in Missoula, Montana. The three-year, fully amortized secured loan has monthly payments of $14,839 at an interest rate of 11.5%. The Company paid approximately $101,000 in principal and $33,000 in interest to Robert E. and Suzanne H. Wheaton under this loan in the first three quarters of Fiscal 2018.

As part of the Bankruptcy Plan, Suzanne H. Wheaton loaned the Company $300,000 as an exit loan secured by real estate in Artesia, New Mexico. The exit loan has been repaid. Starting in June 2013, Robert E. and Suzanne H. Wheaton purchased certain real estate properties from the Company and third parties. The Company entered into lease agreements with Robert E. and Suzanne H. Wheaton for each of the properties acquired from the Company or third parties. During Fiscal 2017, Robert E. and Suzanne H. Wheaton leased to the Company the Finnegan’s Restaurant in Kalispell, Montana. During the first quarter of Fiscal 2018, Robert E. and Suzanne H. Wheaton leased to the Company the Rancher’s Grill in Deming, New Mexico and the JB’s Restaurant in Coeur d’Alene, Idaho. During the second quarter of Fiscal 2018, Robert E. and Suzanne H. Wheaton leased to the Company the 4B’s Restaurant in Miles City, Montana. The Company paid to Robert E. and Suzanne H. Wheaton $612,000 and $519,000 in rent during the first three quarters of Fiscal 2018 and Fiscal 2017, respectively. The Company owed Robert E. and Suzanne H. Wheaton $203,000 and $300,000 primarily for interest as of November 6, 2017 and October 31, 2016, respectively.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	November 6, 2017	November 6, 2017	January 30, 2017	January 30, 2017
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$3,135,000	$873,000	$3,080,000	$317,000
Other-Miscellaneous	11,000	11,000	32,000	21,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,138,000	$884,000	$5,104,000	$338,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from July 2018 to October 2035.

Note 5 – Chapter 11 Reorganization

On September 28, 2011, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the Bankruptcy Court. The Company’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Bankruptcy Plan”), which provided for the payment in full of all approved claims. Copies of the Confirmation Order and the Bankruptcy Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Bankruptcy Plan became effective on January 17, 2013. The payment obligations under the Bankruptcy Plan were estimated to be in excess of $10 million.  The Bankruptcy Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton and proceeds from sale of certain Company-owned restaurant properties. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

Note 6 - Commitments and Contingencies

In connection with the Company’s employment contract with Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton three years of his salary plus bonus if he resigns related to a change of control of the Company, termination by the Company without cause or resignation for good reason.

On August 4, 2010, Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest. The outstanding balance was $708,000 and $878,000 as of November 6, 2017 and October 31, 2016, respectively.

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

None.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the Company’s audited consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2017 (the “2017 Form 10-K”). Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or closing under-performing or unprofitable restaurants, if any, may have a material adverse effect on the Company’s results of operations in any individual period.

This Quarterly Report on Form 10-Q (this “Report”)contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting policies and other risks detailed in Item 1A of the 2017 Form 10-K, and other filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements.

Executive Summary

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At November 6, 2017, the Company operated 25 full-service restaurants. Additionally, the restaurant in Kalispell, Montana is temporarily closed due to fire damage and is scheduled to reopen next year. During the first three quarters of the fiscal year ending January 29, 2018 (“Fiscal 2018”), the Company also had an additional five restaurants. Three restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names including 4B’s Restaurants ®, JB’s Restaurants, Barnhill’s Salads Buffet Desserts®, Casa Bonita® Country Kitchen and BuddyFreddys®. The Company has a license agreement to use the JB’s and Country Kitchen trademarks. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Recent Developments

Please refer to Note 7 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for recent developments.

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 6, 2017 and October 31, 2016, respectively.

	Twelve Weeks Ended		Forty Weeks Ended
	November 6,	October 31,	November 6,	October 31,
	2017	2016	2017	2016
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	32.6	33.2	32.0	33.6
Labor costs	38.2	39.0	37.0	36.7
Occupancy and other expenses	22.4	21.9	20.5	20.5
General and administrative expenses	4.9	6.0	4.8	5.1
Depreciation and amortization	2.3	1.8	2.1	1.7
Total costs, expenses and other	100.4	101.9	96.4	97.6

Income from operations	(0.4)	(1.9)	3.6	2.4

Interest expense	2.2	1.4	1.9	1.3
Other income	0.8	0.5	0.6	0.5
Income before income tax and reorganization items	(1.8)	(2.8)	2.3	1.6

Reorganization items, net	-	0.2	-	0.3

Income tax provision	-	0.0	0.1	0.1
Net income	(1.8)%	(3.0)%	2.2%	1.2%

The table below outlines the number of operating and non-operating restaurants by the Company as of November 6, 2017 and January 30, 2017.

	November 6, 2017	January 30, 2017
Operating Restaurants:
4B’s (1) (2)	12	11
JB’s	5	6
Steakhouses (3)	4	4
Buffets (4)	2	2
Country Kitchen	1	-
Casa Bonita	1	1
	25	24
Non-Operating Restaurants:
Leased to Third Parties	1	1
Warehouse	1	1
Held for Future Use	3	1
	5	3
Total	30	27

(1)	Includes one Finnegan’s restaurant, one Antler’s restaurant and one 4 Aces’ restaurant.
(2)	The 4B’s Café in Deer Lodge Montana operates seasonally from approximately May to September.
(3)	Includes two Pecos Diamond restaurants.
(4)	Includes one Barnhill’s Salads Buffet Desserts restaurant and one BuddyFreddys restaurant.

Twelve Weeks Ended November 6, 2017 compared to Twelve Weeks Ended October 31, 2016

Overview - The Company has a consolidated net loss for the 12-week period ended November 6, 2017 of $(102,000) or $(0.03) per diluted share as compared with net loss of $(173,000) or $(0.05) per diluted share for the comparable prior fiscal year period, an improvement of approximately $71,000 from the prior fiscal year period. The improvement in operations was primarily from the result of a lower loss from operations of approximately $84,000 due primarily to lower food and labor costs. The Company also had higher interest expense and other income in Fiscal 2018.

Revenues - Total revenues decreased by approximately $136,000, or 2.3%, from $5.9 million in the 12 weeks ended October 31, 2016 to $5.7 million in the 12 weeks ended November 6, 2017. The decrease in revenues was primarily the result of an approximately $410,000 decrease in revenue for the closure of three restaurants plus the temporary closure of one restaurant and an approximately $210,000 or 4.1% decrease in comparable same store sales. The decrease in revenues was partially offset by approximately $484,000 attributable to the opening of three restaurants in Fiscal 2018 and two restaurants in the fiscal year ending January 30, 2017 (“Fiscal 2017”).

Food Costs - Food costs as a percentage of total revenues decreased from 33.2% during the 12-week period ended October 31, 2016 to 32.6% during the 12-week period ended November 6, 2017. The food cost decreased in the third quarter of Fiscal 2018 as compared to the same period in Fiscal 2017 as a percentage of sales primarily from stable wholesale costs and higher guest check average in Fiscal 2018 compared to Fiscal 2017.

Labor - Labor costs as a percentage of total revenues decreased from 39.0% during the 12-week period ended October 31, 2016 to 38.2% during the 12-week period ended November 6, 2017. The decrease as a percentage of total revenues was primarily attributable to a higher guest check average in Fiscal 2018 compared to Fiscal 2017, which was partially offset by higher minimum wages in the States of Arkansas and Colorado.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 21.9% during the 12-week period ended October 31, 2016 to 22.4% during the 12-week period ended November 6, 2017. The increase as a percentage of total revenues was primarily attributable to a higher rent expense in our Casa Bonita restaurant in Fiscal 2018 compared to Fiscal 2017. Occupancy and other expense decreased approximately $2,000 in the 12-week period ended November 6, 2017 primarily due to the decrease of $136,000 in revenues in Fiscal 2018.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 6.0% during the 12-week period ended October 31, 2016 to 4.9% during the 12-week period ended November 6, 2017. General and administrative expense decreased from $351,000 during the 12-week period ended October 31, 2016 to $281,000 during the 12-week period ended November 6, 2017. The decrease was primarily attributable to lower insurance and public fee costs in Fiscal 2018 compared Fiscal 2017.

Depreciation and Amortization - Depreciation and amortization expense increased from $102,000 during the 12-week period ended October 31, 2016 to $134,000 during the 12-week period ended November 6, 2017. The increase was primarily attributable to additional restaurants acquired in Fiscal 2018.

Interest Expense - Interest expense increased from $84,000 during the 12-week period ended October 31, 2016 to $124,000 during the 12-week period ended November 6, 2017. The increase was attributable to higher debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 12-week period ended November 6, 2017 as compared to the 12-week period ended October 31, 2016.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $46,000 for three properties leased for the 12-week period ended November 6, 2017. Rental income was $29,000 for three properties leased for the 12-week period ended October 31, 2016.

Income Taxes - The income tax provision totaled $0 for the 12-week period ended November 6, 2017 and $0 for the 12-week period ended October 31, 2016. The Company has deferred income tax assets of $0 on November 6, 2017 and January 30, 2017. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of November 6, 2017.

Reorganization Items, Net - Star Buffet, Inc. and Summit both filed for bankruptcy in September 2011. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. During the 12-weeks ended November 6, 2017 and October 31, 2016, the Company incurred professional fees and bankruptcy costs related to the bankruptcy totaling $0 and $10,000, respectively.

Forty Weeks Ended November 6, 2017 compared to Forty Weeks Ended October 31, 2016

Overview - The Company has a consolidated net income for the 40-week period ended November 6, 2017 of $479,000, or $0.15 per diluted share, as compared with net income of $242,000, or $0.08 per diluted share for the comparable prior fiscal year period, an increase of approximately $237,000 from the prior fiscal year period. The increase in the net income is primarily attributable to higher income from operations of approximately $295,000 due primarily to higher revenue and lower food costs, which were partially offset by higher labor costs. The Company also had higher interest expense in Fiscal 2018.

Revenues - Total revenues increased by approximately $1.0 million, or 5.1%, from $20.4 million in the 40-week period ended October 31, 2016 to $21.4 million in the 40-week period ended November 6, 2017. The increase in revenues was primarily attributable to the opening of three restaurants in Fiscal 2018 and two restaurants in Fiscal 2017, resulting in a $1.9 million increase in sales in the current fiscal year. The increase in sales was partially offset by approximately $400,000, or 2.0%, decrease in comparable same store sales and approximately $500,000 decrease for closure of three restaurants plus the temporary closure of one restaurant.

Food costs - Food costs as a percentage of total revenues decreased from 33.6% during the 40-week period ended October 31, 2016 to 32.0% during the 40-week period ended November 6, 2017. The food cost decreased in Fiscal 2018 as compared to the same period in Fiscal 2017 as a percentage of sales primarily from stable wholesale costs and higher guest check average in Fiscal 2018 as compared to Fiscal 2017. Food costs increased by approximately $15,000 in the 12-week period ended November 6, 2017 primarily due a $1.0 million increase in revenues offset by the lower food cost percentage in Fiscal 2018.

Labor - Labor costs as a percentage of total revenues increased from 36.7% during the 40-week period ended October 31, 2016 to 37.0% during the 40-week period ended November 6, 2017. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in the States of Arkansas and Colorado. Labor costs increased by approximately $453,000 in the 40-week period ended November 6, 2017, primarily due a $1.0 million increase in revenues and higher minimum wages.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues remained the same at 20.5% during the 40-week period ended October 31, 2016 compared to the same period 40-week period ended November 6, 2017. Occupancy and other expenses increased approximately $205,000 in the 40-week period ended November 6, 2017 primarily due to a $1.0 million increase in revenues.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 5.1% during the 40-week period ended October 31, 2016 to 4.8% during the 40-week period ended November 6, 2017. General and administrative expense decreased from $1,047,000 during the 40-week period ended October 31, 2016 to $1,022,000 during the 40-week period ended November 6, 2017. The decrease as a percentage of total revenues was primarily due to a decrease in insurance expense in the 40-week period ended November 6, 2017.

Depreciation and Amortization - Depreciation and amortization expense increased from $334,000 during the 40-week period ended October 31, 2016 to $440,000 during the 40-week period ended November 6, 2017. The increase was primarily attributable to additional restaurants in Fiscal 2018.

Interest Expense - Interest expense increased from $268,000 during the 40-week period ended October 31, 2016 to $401,000 during the 40-week period ended November 6, 2017. The increase was attributable to a higher debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 40-week period ended November 6, 2017 as compared to the 40-week period ended October 31, 2016.

Other income - Other income consists primarily of rental income from the Company’s leased properties. Rental income was $128,000 for three properties leased for the 40-week period ended November 6, 2017. Rental income was $103,000 for three property leased for the 40-week period ended October 31, 2016.

Income Taxes - The income tax provision totaled $30,000 and $25,000 for the first 40-week periods of Fiscal 2018 and Fiscal 2017, respectively. The Company has deferred income tax assets of $0 on November 6, 2017 and January 30, 2017. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of November 6, 2017.

Reorganization Items, Net - Star Buffet, Inc. and Summit both filed for bankruptcy in September 2011. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. During the 40-weeks ended November 6, 2017 and October 31, 2016, the Company incurred professional fees and bankruptcy costs related to the bankruptcy totaling $0 and $55,000, respectively.

Impact of Inflation

The impact of inflation on food, labor, equipment and construction and remodeling of restaurants could affect the Company’s margins. Many of the Company’s employees are paid hourly rates related to state minimum wage laws that are tied to inflation indexes so that changes in these laws would result in higher labor costs to the Company. In addition, food items purchased by the Company are subject to market supply and demand pressures. The Company believes that modest increases in these costs can be offset through pricing and other cost control efforts. However, there is no assurance that the Company would be able to pass on frequent rates of significant costs on to its customers in a short period of time.

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from our principal shareholder and his wife.

As of November 6, 2017, the Company had $107,000 in cash.  Cash and cash equivalents decreased by $232,000 during the 12-weeks ended November 6, 2017. The net working capital deficit was $3.8 million and $3.3 million at November 6, 2017 and January 30, 2017, respectively. The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations.

The Company spent approximately $726,000 on capital expenditures during the 40-weeks ending November 6, 2017, primarily on the acquisition of new restaurants.

Cash provided from operations was approximately $308,000 for the 40-weeks ending November 6, 2017 and $1,040,000 for the 40-weeks ending October 31, 2016, respectively. The decrease in cash generated from operating activities for the 40-week period ending November 6, 2017 was primarily due to the change in the other accrued liabilities paid in the current fiscal year as compared to the prior fiscal year.

Cash used by financing activities was approximately $186,000 for the 40-weeks ending November 6, 2017 compared to cash used by financing activities of approximately $713,000 for the 40-weeks ending October 31, 2016. During the periods, the Company made net debt payments of approximately $251,000 and $126,000, had checks written in excess of bank balance changes of approximately $159,000 and $241,000, had proceeds from issuance of long-term debt of approximately $285,000 and $600,000 and incurred loan costs of $7,000 and $2,000, respectively.

The following table is a summary of the Company’s outstanding debt obligations.

	November 6, 2017	November 6, 2017	January 30, 2017	January 30, 2017
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$3,135,000	$873,000	$3,080,000	$317,000
Other-Miscellaneous	11,000	11,000	32,000	21,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,138,000	$884,000	$5,104,000	$338,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from July 2018 to October 2035.

During the 2008 fiscal year, the Company borrowed approximately $1,400,000 from Robert E. Wheaton, a principal shareholder, officer and director of the Company.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of November 6, 2017 and January 30, 2017. The principal balance and any unpaid interest were due and payable in full on June 5, 2012. The loan was modified as a result of the Company’s bankruptcy filing. Pursuant to the provisions of the Bankruptcy Plan, the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016, the Company reverted back to the original interest rate of 8.5%. The Company expensed $150,000 and $97,000 to Mr. Wheaton for interest during the first two quarters of Fiscal 2018 and Fiscal 2017, respectively.

On November 9, 2016, the Company borrowed $450,000 from Robert E. and Suzanne H. Wheaton to remodel the 4B’s restaurant in Missoula, Montana. The three-year fully, amortized secured loan has monthly payments of $14,839 at an interest rate of 11.5%. The Company paid approximately $101,000 in principal and $33,000 in interest to Robert E. and Suzanne H. Wheaton under this loan in the 40-week period ended November 6, 2017.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for Fiscal 2017 included in the 2017 Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending November 6, 2017 and October 31, 2016.

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

Property, Buildings and Equipment

Property, building and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

	Years
Buildings		40		(1)
Building and leasehold improvements	15	-	20	(1)
Furniture, fixtures and equipment	5	-	8

(1)

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

Adopted and Recently Issued Accounting Standards

During 2014 and 2015, the FASB issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. While early adoption is permitted, the Company has not yet selected a transition date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. While early adoption is permitted, the Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. While early adoption is permitted, the Company has not yet selected a transition date. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of November 6, 2017, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Chapter 11 Reorganization

On September 28, 2011, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the Bankruptcy Court. The Company’s wholly owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Bankruptcy Plan”), which provided for the payment in full of all approved claims. Copies of the Confirmation Order and the Bankruptcy Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Bankruptcy Plan became effective on January 17, 2013. The payment obligations under the Bankruptcy Plan were estimated to be in excess of $10 million.  The Bankruptcy Plan provided for these obligations to be discharged from operating income derived from the restaurants operated by its affiliates, an exit loan of $300,000 from Suzanne H. Wheaton and proceeds from sale of certain Company-owned restaurant properties. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This is not required for small issuers.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as appropriate.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 6, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended November 6, 2017, there were no new, or material developments in any existing legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

Item 1A. Risk Factors

This item is not applicable to small issuers; however, please refer to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2017 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-Q (unless noted as previously filed) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Star Buffet, Inc.

Date: December 18, 2017	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President, Chief Financial Officer and Chairman

December 18, 2017	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer

Exhibit Index

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
101

The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended November 6, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).
** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).
† Filed concurrently herewith.