Form 10-K
period 2018-01-29
STAR BUFFET INC
filed 2018-04-26
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2018

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

Registrant's Telephone Number, Including Area Code: (480) 425-0454

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

Large accelerated filer	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☒
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

At August 14, 2017, the last business day of the registrant’s second fiscal quarter for Registrant’s 2018 fiscal year, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the OTC Pink Sheets on August 14, 2017, ($1.01 per share) was approximately $1,506,000. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 20, 2018, the registrant had 3,213,075 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for June 25, 2018.

i

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 29, 2018

ii

  `

Cautionary Statements Regarding Forward-Looking Statements

This Annual Report on Form 10-K,including documents incorporated by reference, (this “Report”) contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”) which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Star Buffet, Inc. (the “Company” or forms of “we”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek,” “estimate,” “future,” “likely” and similar expressions. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All these forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements. Actual results may differ, and may differ materially, from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors” under Item 1A of this Report and elsewhere. You should review and consider the various disclosures made by the Company in this report, and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect the Company’s future results.

PART I

Item 1. Business

Overview

Star Buffet, Inc. was incorporated in Delaware on July 28, 1997 to operate as a multi-concept restaurant holding company. At January 29, 2018 it owned and operated 25 full-service restaurants. The Company’s restaurant located in Kalispell, Montana is temporarily closed due to fire damage is scheduled to reopen in May of 2018. Additionally, during the 52-week period ended January 29, 2018 (“Fiscal 2018”), the Company also had five closed restaurants, three closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company’s restaurants operate under trade names which, with only one exception, are owned by the Company and include 4B’s Restaurants, BuddyFreddys, Barnhill’s Salads Buffet Desserts, Casa Bonita and JB’s Restaurant. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive and accounting office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

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

Recent Developments

None.

Business Strategy

The Company’s business strategy is to operate a broadly diversified portfolio of well-established, family-oriented restaurant brands throughout the southeastern and western United States. The Company believes that a broadly diversified business base combined with owned brands, low facility costs and modest corporate overhead can result in consistently positive cash flows.

Growth Strategy

The Company’s strategy is to grow primarily through the acquisition of existing restaurants that operate in the family dining, steakhouse or buffet market segments. Depending on the circumstances, these restaurants may be converted to the Company’s existing brands or may remain branded as currently positioned in the market. The Company plans to supplement its acquisitions by purchasing or leasing restaurant real estate that can be converted to the Company’s existing brands. Additionally, the Company may make minority investments in, or enter into strategic alliances with other restaurant chains.

●

Acquisitions. The Company believes that a number of acquisition opportunities exist in the family dining, steakhouses and buffet market segments. The Company believes that many restaurants in these segments are privately owned and may be available for acquisition, particularly when an owner decides to retire. Other restaurants may become available for purchase when corporate owners decide to convert from a company store to a franchisor business model or when a company is faced with a financial reorganization.

●

Restaurant Conversions. In recent years, a number of chains in the family dining and budget steakhouse segments of the restaurant industry have experienced operational difficulties and declining performance. The Company believes that these difficulties are the result of increasing competition from national casual dining and steakhouse chains which offer superior product quality and service at competitive prices. Many of these restaurants and steakhouses occupy desirable locations that the Company believes can be acquired and converted to one of its concepts at lower investment costs or leased at lower investment rates when compared to the cost of new construction.

●

Minority Investments and Strategic Alliances. The Company intends to seek minority investments in, or strategic alliances with other restaurant chains. The Company believes that these investments can provide an attractive opportunity for the Company and may facilitate in the acquisition of restaurants at a later date.

Licenses, Trademarks and Service Marks

The Company owns one or more trademarks and service marks for the following brands; BuddyFreddys ®, Casa Bonita®, Holiday House®, Pecos Diamond Steakhouse®, Bar-H Steakhouse®, 4B’S Restaurants® Barnhill’s Buffet® and Whistle Junction®. The Company also has a perpetual, royalty-free, fully transferable license for the use of the intangible property of JJ North’s Country Buffet. The Company has a license agreement for the use of the JB’s trademark which is owned by a third party.

Restaurant Concepts

As of January 29, 2018, the Company operated ten 4B’s restaurants, five JB’s restaurants, two Pecos Diamond Steakhouses, one Rancher’s Grill Steakhouse, one 4 Aces restaurant operated under the 4B’s brand, one Finnegan’s restaurant operated under the 4B’s brand, one Barnhill’s Buffet restaurant, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. In addition, the Company operated one seasonal 4Bs’ restaurant scheduled to reopen in May 2018. During Fiscal 2018, the Company also had five closed restaurants; three closed for remodeling and repositioning; one leased to a third-party operator; and one used as a warehouse.

The Company, through its wholly-owned Southern Barns, Inc. (“Southern Barns”) subsidiary operated as of January 29, 2018 one Barnhill’s Buffet restaurant in located Arkansas. The restaurant is approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned 4B’s Holdings, Inc. (“4B’s”) subsidiary operated as of January 29, 2018 ten 4B’S restaurants, one 4 Aces restaurant and one Finnegan’s restaurant all of which are located in Montana except for one located in Wyoming. In addition, the Company operated one seasonal 4Bs’ restaurant scheduled to reopen in May 2018. The 4B’s branded restaurants are approximately 3,500 to 5,500 square feet in size and seat approximately 110 to 175 customers.

The Company, through its wholly-owned JB’s Star Holdings, Inc. (“JB’s Star”) subsidiary, operated as of January 29, 2018 five JB’s restaurants with one each located in Arizona, Montana, Utah and two located in Idaho. The JB’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers.

The Company, through its wholly-owned StarTexas Restaurants, Inc. (“StarTexas”) subsidiary, operated as of January 29, 2018 one Pecos Diamond Steakhouse in Dumas, Texas and one Pecos Diamond Steakhouse in Artesia, New Mexico, one Rancher’s Grill Steakhouse in Deming, New Mexico and a Bar-H Steakhouse in Dalhart, Texas. The Pecos Diamond Steakhouses, Rancher’s Grill Steakhouse and Bar-H Steakhouse are each approximately 5,000 square feet with seating capacity for 150 customers.

The Company, through its wholly-owned Summit Family Restaurants Inc. (“Summit”) subsidiary, operated as of January 29, 2018 one Casa Bonita restaurant located in Colorado. The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 1,400 customers.

The Company, through its wholly-owned Florida Buffet Holdings, Inc. (“Florida Buffet”) subsidiary, operated as of January 29, 2018 one restaurant in located Florida under the brand name BuddyFreddys. The BuddyFreddys is approximately 9,000 square feet and seats approximately 300 customers.

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

Government Regulation

The restaurant industry is subject to extensive federal, state and local laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to certain federal and state laws governing minimum wages, unionization, healthcare and other labor issues. These include the Fair Labor Standards Act of 1938 and requirements concerning overtime, paid or family leave, tip credits, working conditions and safety standards. They also include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized to accept employment in the United States. Future changes to U.S. immigration laws may result in increased costs of compliance in the solicitation, hiring, and ongoing employment of employees, and correspondingly increase our operating costs.

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

Segment and Related Reporting

All of the brands operated by the Company are in the U.S. within the full-service dining industry. They provide similar products to similar customers and therefore, are considered to be one segment for reporting purposes. The brands possess similar economic characteristics which are expected to achieve similar long-term financial performance. Sales to external customers are derived principally from food and beverage sales and we do not rely on any major customers as a source of sales.

Employees

As of April 20, 2018, the Company employed approximately 815 persons, of whom approximately 810 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Corporate History

Star Buffet, Inc. was incorporated in Delaware on July 28, 1997 to operate as a multi-concept restaurant holding company.

Chapter 11 Reorganization

On September 28, 2011, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the Bankruptcy Court. The Company’s wholly-owned subsidiary, Summit Family Restaurants Inc. (“Summit”), also filed a voluntary petition for reorganization under Chapter 11 on September 29, 2011 in the Bankruptcy Court, in the proceeding titled In re: Summit Family Restaurants Inc., Case No. 2:11-bk-27713-GBN. The cases for Star Buffet, Inc. and Summit Family Restaurants Inc. (collectively the “Debtors”) were consolidated and jointly administered. None of the Company’s other subsidiaries were included in the bankruptcy filings. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Debtors that were in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Bankruptcy Plan”), which provided for the payment in full of all approved claims. Copies of the Confirmation Order and the Bankruptcy Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Bankruptcy Plan became effective on January 17, 2013. The payment obligations under the Bankruptcy Plan were estimated to be in excess of $10 million.  The Bankruptcy Plan provided for these obligations to be discharged from operating income derived from the Company’s restaurants, an exit loan from the principle shareholders and proceeds from sale of certain Company-owned restaurant properties. On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

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

We intend to continue to pursue a strategy of moderate growth, primarily through acquisitions. The success of this strategy will depend in part on our ability to acquire additional restaurants or to convert acquired sites into restaurants. The success of our growth strategy is dependent upon numerous factors, including the availability of suitable acquisition opportunities, the availability of appropriate financing, and general economic conditions. We must compete with other restaurant operators for acquisitions and with other restaurant operators, retail companies and developers for desirable sites. Many of these entities have substantially greater financial and other resources than we do. Many of our acquired restaurants may be located in geographic markets in which we have limited or no operating experience. There is a risk that acquired restaurants or converted restaurants may not be operated profitably or successfully integrated into our operations.

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

We will be unable to implement our growth strategy if we cannot raise or generate sufficient capital and may be required to pay a high price for capital.

We require capital in order to operate our business and additional capital to implement the Company’s strategy to grow primarily through the acquisition of existing restaurants that currently operate in the family dining, steakhouse or buffet market segments. We have negative working capital as of January 29, 2018. We have recently been borrowing required growth capital from our principle shareholders. We have no commitment from them to provide additional capital or assurance that they will voluntarily continue to provide capital as needed. We may need to seek outside capital through the issuance of common stock, preferred stock or debt. We may be unable to raise additional capital as needed and we will likely be required to pay a high price for capital. Factors affecting the availability and price of capital include the following:

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

The majority of our facilities are leased. Certain of these leases contain limited renewal options and other leases contain escalating or fair market increases for rents upon renewal. There can be no assurance that these facility leases can be renewed at lease rates that permit the restaurant to be operated profitably. Our leases expire on dates ranging from 2018 to 2042. If we close a restaurant, we may remain committed to performing our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations.

Increases in wages and benefits may harm our results of operations.

Our results of operations is sensitive to increases in food, labor and other operating costs that cannot always be passed on to our guests in the form of higher prices. Minimum wage increases took effect in states where our restaurants are located in January 2015, January 2016, January 2017 and January 2018. These increases and potential future changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Affordable Care Act, could cause us to incur additional wage and benefits costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to us. In connection with higher energy prices, commodity suppliers have passed on higher wholesale prices and higher transportation costs. In anticipation of these past and future increases, we periodically increase menu prices with the desire of maintaining margins. However, market conditions may limit our ability to raise menu prices and, even if we raise prices, the increase may adversely affect the volume of our sales, reducing future revenues and profitability.

Our quarterly results are likely to fluctuate.

We have in the past experienced, and expect to continue to experience, fluctuations in restaurant revenues and results of operations from quarter to quarter. In particular, our quarterly results can vary as a result of acquisitions and costs incurred to integrate newly acquired entities. Conversely, our restaurant revenues and results of operations can vary due to restaurant closures and associated costs connected with these closures. A number of our restaurants are located in areas which are susceptible to severe winter weather conditions or tropical storm patterns which may have a negative impact on customer traffic and restaurant revenues. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Seasonal and quarterly fluctuations can have an adverse effect on our business, results of operation and financial condition.

We are dependent on key personnel.

We believe that our success depends in part on the services of our key executives, including Mr. Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President. We do not presently maintain key man life insurance and the loss of the services of Mr. Wheaton could have a material adverse effect upon our business, results of operation and financial condition.

We have significant indebtedness, and our various creditors have broad remedies in the event of default.

As of January 29, 2018, we had $5,048,000 in total indebtedness, the majority of which is indebtedness to our Chief Executive Officer, Mr. Robert E. Wheaton. If we experience flat or negative operating results, we may be unable to service our debt. If we default on our indebtedness, our creditors have broad remedies, including foreclosure on any pledged assets.

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

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants, and our operating results, may be harmed by multiple diverse factors, including the following:

●	traffic patterns, demographic considerations and the type, number and location of competing restaurants;
●	publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants;
●	terrorist attacks directed toward the food supply chain or public concerns about the safety of the food supply chain;
●	as a result of our dependence on frequent deliveries of fresh produce and other food, interruptions in supply, including those caused by adverse weather or other conditions;
●	increases in food, labor and other operating costs that we are unable to pass along to our customers;
●	transportation costs;
●	regional weather conditions;
●	the availability of experienced management and hourly employees; and
●	general adverse economic developments such as a recession or stagnant (or declining) wages or relative wages among our target customers.

Any, or a combination of several of these events may harm our business, results of operation and financial condition.

Changes in general economic and political conditions affect consumer spending and may harm our revenues and operating results.

We are dependent upon our target customers having money for discretionary spending. Adverse changes in economic conditions in our country generally, and in the markets in which our restaurants are located in particular, may harm our customers’ discretionary spending levels. A decrease in discretionary spending due to a recession or decreases in consumer confidence in the economy could affect the frequency with which our customers choose to dine at our restaurants. This would likely decrease our revenues and operating results and may lead to significant losses and/or an inability to service our debt.

The restaurant industry is subject to substantial government regulation.

The restaurant industry is subject to extensive federal, state, and local laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal and state laws governing minimum wages, unionization, healthcare and other labor issues. These include the Fair Labor Standards Act of 1938 and requirements concerning overtime, paid or family leave, tip credits, working conditions and safety standards. They also include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized to accept employment in the United States. Future changes to U.S. immigration laws may result in increased costs of compliance in the solicitation, hiring, and ongoing employment of employees, and correspondingly increase our operating costs.

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

Securities Risk Factors

Provisions in our certificate and bylaws could have the effect of preventing a change of control.

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

Sale of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 20, 2018, 3,213,075 shares of common stock were outstanding. We cannot predict the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of our common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

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

Mr. Robert E. Wheaton, Chairman of the Board, Chief Executive Officer and President, currently beneficially owns approximately 46.7% of our total equity securities and possesses approximately 46.7% of the total voting power. Thus, Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of our directors. The control that Mr. Wheaton has over all matters affecting the Company may limit the willingness of certain investors to invest in our common stock and the market price of our common stock.

We have not paid a cash dividend since 2008.

Although we have retained earnings for use in our business in our recent past, we reserve the right to resume dividend payments in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company’s restaurants are primarily freestanding locations. As of January 29, 2018, 23 of 30 of the Company’s restaurant facilities were leased. The leases expire at various date through 2042. Many restaurant leases have renewal options to extend for terms of 2 to 16 years from the terms of the original agreement. Substantially all require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method. The Company also has a leased administrative in Scottsdale, Arizona and a leased accounting office in Salt Lake City, Utah.

The following is a summary of the Company's restaurant properties as of January 29, 2018:

Total
Owned	7
Leased	23
Total	30

As of January 29, 2018, the Company’s restaurants are located in the following states:

State	Total
Arkansas	2
Arizona	1
Colorado	1
Florida	2
Idaho	2
Mississippi	1
Montana	13
New Mexico	2
Texas	2
Utah	2
Wyoming	2
Total	30

The Company’s restaurant located in Kalispell, Montana is temporarily closed due to fire damage is scheduled to reopen in May of 2018.

As of January 29, 2018, the Company’s non-operating restaurants are located in the following states:

State	Total
Arkansas	1
Florida	1
Mississippi	1
Utah	1
Wyoming	1
Total	5

During Fiscal 2018, one of the five non-operating restaurants had been leased to a third-party operator, one was used as warehouse and three were closed for remodeling and repositioning.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders. The Company’s Common Stock is quoted on the OTC Pink Sheets under the symbol “STRZ”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low bid information for the Common Stock for the fiscal years 2018 and 2017.

Fiscal Year	2018		2017
	High	Low	High	Low
First Quarter	$1.45	$0.90	$1.25	$0.80
Second Quarter	1.30	0.90	1.65	0.60
Third Quarter	1.05	0.82	1.65	1.31
Fourth Quarter	0.92	0.70	1.45	1.11

Dividends. Although we have retained earnings for use in our business in our recent past, we reserve the right to resume dividend payments in the future.

Outstanding Shares and Number of Shareholders

As of April 20, 2018, the number of shares of common stock outstanding was 3,213,075 held by approximately 250 holders of record.

Recent Sales of Unregistered Securities

We did not sell any securities in transactions that were not registered under the Securities Act in the quarter ended January 29, 2018.

Transfer Agent and Registrar

The Company is the Transfer Agent and Registrar for our shares of common stock.

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

Executive Summary

On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

Operations

The operating results for the 52-week period ended January 29, 2018 (“Fiscal 2018”) and for the 53-week period ended January 30, 2017 (“Fiscal 2017”) are as follows:

The operating results for Fiscal 2018 included 52 weeks of operations for the Company’s eight 4B’s restaurants, five JB’s restaurants, two Pecos Diamond Steakhouses, one BuddyFreddys restaurant, one Barnhill’s Buffet restaurant, one Casa Bonita Mexican theme restaurant, one 4 Aces restaurant and one Bar-H Steakhouse. The results included one Rancher’s Grill Steakhouse for 43 weeks, one Antler’s restaurant for 34 weeks and one 4B’s restaurant for 16 weeks. The results also included one Finnegan’s restaurant for 29 weeks currently closed due to fire damage and scheduled to reopen in May 2018. The results included one seasonal 4B’s restaurant for 39 weeks scheduled to reopen in May 2018. The results also included one JB’s restaurant for 36 weeks that was closed and one Western Sizzlin restaurant for 30 weeks that was closed. The Company also had five non-operating restaurants at year end. One of the three non-operating restaurants has been leased to a third-party operator, one was used as warehouse and three were closed for remodeling and repositioning.

The operating results for Fiscal 2017 included 53 weeks of operations for the Company’s six 4B’s restaurants, six JB’s restaurants, two Pecos Diamond Steakhouses, one Western Sizzlin restaurant, one BuddyFreddys restaurant, one Barnhill’s Buffet restaurant, one Casa Bonita Mexican theme restaurant, one 4 Aces restaurant and one Bar-H Steakhouse. The results included one 4B’s restaurant for 22 weeks and one 4B’s restaurant for 14 weeks. The results also included one Finnegan’s restaurant for 36 weeks. The results included one seasonal 4B’s restaurant for 48 weeks. The results also included one seasonal Whistle Junction restaurant for 23 weeks. The Company also had three non-operating restaurants at year end. One of the three non-operating restaurants has been leased to a third-party operator, one was used as warehouse and one was closed for remodeling and repositioning.

Fiscal 2018

The consolidated net income of $129,000 or $0.04 per diluted share for Fiscal 2018 was approximately $307,000 more than the net loss of $178,000 or $(0.06) per diluted share for Fiscal 2017. The increase in the results is due primarily as a result of lower food costs, which was partially offset by higher interest expense. Total revenues increased approximately $446,000 or 1.7% from $26.1 million for the 53-weeks in Fiscal 2017 to $26.5 million for the 52-weeks in Fiscal 2018. The increase in revenues was primarily attributable to three new stores openings in Fiscal 2018 and two new stores openings in Fiscal 2017 resulting in an increase of approximately $2.0 million. The increased sales were offset by decreases in comparable same store sales of approximately $800,000 or (3.3)% and the closure of four restaurants in Fiscal 2018, which resulted in a decrease of approximately $800,000 in revenue in Fiscal 2018 as compared to Fiscal 2017. Two of the four store closures are expected to reopen in the 52-week period ended January 29, 2019 (“Fiscal 2019”). One was closed for remodeling and one was closed due to fire damage.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for Fiscal 2018 and Fiscal 2017.

	Fifty-Two Weeks	Fifty-Three Weeks
	Ended	Ended
	January 29, 2018	January 30, 2017
Total revenues	100.0%	100.0%
Costs, expenses and other:
Food costs	32.0	33.5
Labor costs	37.7	37.7
Occupancy and other expenses	21.3	21.2
General and administrative expenses	4.8	5.5
Depreciation and amortization	2.2	2.0
Impairment expense	-	-
Total costs and expenses	98.0	99.9
Income from operations	1.9	0.1

Interest expense	1.9	1.4
Gain on sale of assets	-	-
Other income, net	0.6	1.0
Net income before reorganization items and income taxes	0.6	(0.3)
Reorganization items income (expense), net	-	(0.3)
Income taxes	0.1	0.1
Net income	0.5%	(0.7	) %

Comparison of Fiscal 2018 to Fiscal 2017

Total revenues increased approximately $446,000 or 1.7% from $26.1 million for the 53-weeks in Fiscal 2017 to $26.5 million for the 52-weeks in Fiscal 2018. The increase in revenues was primarily attributable to three new stores openings in Fiscal 2018 and two new stores openings in Fiscal 2017 resulting in an increase of approximately $2.0 million. The increased sales were offset by decreases in comparable same store sales of approximately $800,000 or (3.3)% and the closure of four restaurants in Fiscal 2018, which resulted in a decrease of approximately $800,000 in revenue in Fiscal 2018 as compared to Fiscal 2017. Two of the four store closures are expected to reopen in Fiscal 2019. One was closed for remodeling and one was closed due to fire damage.

Food costs as a percentage of total revenues decreased from 33.5% during in Fiscal 2017 to 32.0% in Fiscal 2018. The decrease in percentage for Fiscal 2018 was primarily attributable to stable wholesale food prices and slightly higher menu prices.

Labor costs as a percentage of total revenues remained the same at 37.7% during Fiscal 2017 and in Fiscal 2018. Labor costs increased by approximately $179,000 in Fiscal 2018 primarily due to the net increase in revenue of $446,000 in Fiscal 2018 compared to Fiscal 2017. The labor cost as a percentage of total revenues remained the same primarily due to increases in minimum wages in many of the states in which we operate, which increases were in turn offset by slightly higher menu prices.

Occupancy and other expenses as a percent of total revenues increased from 21.2% in Fiscal 2017 to 21.3% in Fiscal 2018. Occupancy and other expenses increased in Fiscal 2018 by approximately $104,000 primarily due to the net increase in revenue of $446,000 in Fiscal 2018 compared to Fiscal 2017. The occupancy and other expenses as a percentage of total revenues increased primarily as a slight increase in repair expense in Fiscal 2018 compared to Fiscal 2017.

General and administrative expenses as a percentage of total revenues decreased from 5.5% in Fiscal 2017 to 4.8% in Fiscal 2018. General and administrative expenses decreased from $1,422,000 in Fiscal 2017 to $1,282,000 in Fiscal 2018, a decrease of approximately $140,000, which was primarily due to lower insurance costs in Fiscal 2018 compared to Fiscal 2017.

Depreciation and amortization expense increased from $523,000 in Fiscal 2017 to $595,000 in Fiscal 2018, an increase of approximately $72,000. The increase was primarily attributable new assets acquired in Fiscal 2018.

Interest expense as a percentage of total revenues increased from 1.4% in Fiscal 2017 to 1.9 % in Fiscal 2018 primarily as the result of the Company having higher outstanding debt balance in Fiscal 2018 as compared to Fiscal 2017. Actual interest expense increased from $372,000 in Fiscal 2017 to $501,000 in Fiscal 2018, an increase of approximately $129,000.

Reorganization items income (expense) was $67,000 in expenses in Fiscal 2017 and $0 in expenses in Fiscal 2018, a decrease in reorganization items expense of approximately $67,000. The Company and its subsidiary Summit both filed for bankruptcy in September 2011.

The income tax provision totaled $22,000 or 0.1% of pre-tax income, in Fiscal 2017 as compared to an expense of $30,000 or, 0.1% of pre-tax income, in Fiscal 2018, a net increase of approximately $8,000. As of January 29, 2018, the Company has $3.9 in deferred tax assets primarily from federal and state net operating loss carryforwards of $3.2 million and tax credit carryforwards of $590,000. A valuation allowance of $3.9 million has been recorded against the carryforwards that are not likely to be realized. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire primarily in 2030 and 2031. The Company has deferred income tax assets of $1.0 million and $0 for Fiscal 2018 and Fiscal 2017, respectively. Income taxes for Fiscal 2018 and Fiscal 2017 are:

	Fiscal 2018	Fiscal 2017
Current(benefit) provision	$30,000	$22,000
Deferred (benefit) provision	-	—
Total	$30,000	$22,000

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from our principal shareholders.

As of January 29, 2018, the Company had $128,000 in cash.  Cash and cash equivalents decreased by $211,000 during Fiscal 2018. The net working capital deficit was $3.7 million and $3.3 million at January 29, 2018 and January 30, 2017, respectively. We will need to raise additional capital to grow our business and anticipate raising such capital through the issuance of common stock, preferred stock or debt. We have recently been borrowing required capital to grow our business from our principal shareholders. We have no commitment from them to provide additional capital or assurance that they will voluntarily continue to provide capital as needed. We may be unable to raise additional capital as needed, and we will likely be required to pay a high price for capital.

The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $928,000 on capital expenditures in Fiscal 2018 and approximately $2.0 million on capital expenditures in Fiscal 2017.

Cash provided by operations was approximately $626,000 and $1,128,000 for Fiscal 2018 and Fiscal 2017, respectively. Cash provided by operations decreased by approximately $502,000 in Fiscal 2018 compared to Fiscal 2017.

Cash provided by financing activities was approximately $91,000. The Company made net debt payments of approximately $325,000, had loan costs of $7,000 and had checks written in excess of bank balance of $238,000, a change of $138,000. The Company also had loan proceeds of approximately $285,000 in Fiscal 2018. In Fiscal 2017, cash provided by financing activities was approximately $991,000. The Company made net debt payments of approximately $154,000, had loan proceeds of approximately $1.1 million, had loan costs of $5,000 and had checks written in excess of bank balance of $100,000, a change of $100,000.

The following table is a summary of the Company’s outstanding debt obligations.

	Total Debt
	January 29,	January 29,	January 30,	January 30
	2018	2018	2017	2017
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,787,000	$315,000	$3,080,000	$317,000
Other - Miscellaneous	269,000	23,000	32,000	21,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$5,048,000	$338,000	$5,104,000	$338,000

The Company finances certain restaurant properties with real estate mortgages. As of January 29, 2018, the Company had six properties mortgaged for total of $2.8 million. As of January 30, 2017, the Company had six properties mortgaged for a total of $3.1 million.

During the fiscal year ended January 25, 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company, for working capital requirements.  The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 29, 2018 and January 30, 2017, respectively. The Company expensed $195,000 and $154,000 to Mr. Wheaton for interest during Fiscal 2018 and Fiscal 2017, respectively. The principal balance and any unpaid interest under the Wheaton note was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Bankruptcy Plan and the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016, the Company reverted back to the original interest rate of 8.5%.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. This obligation is included in the Real Estate Mortgages in the table above. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $121,000 and $21,200 in principal in Fiscal 2018 and Fiscal 2017, respectively, under this mortgage. In addition, the Company paid approximately $42,000 and $8,500 in interest in Fiscal 2018 and Fiscal 2017, respectively, under this mortgage.

Off-Balance Sheet Arrangements

As of January 29, 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s commitments and contractual obligations include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations, as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$5,048	$338	$742	$366	$3,602
Operating leases (3)	24,291	1,330	2,541	2,445	17,975

Total contractual cash obligations	$29,339	$1,668	$3,283	$2,811	$21,577

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

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 29, 2018, included in this Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements since the judgments effect a significant portion of the financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 29, 2018 and January 30, 2017.

Notes Receivable

The Company does not have notes receivable as of January 29, 2018 or January 30, 2017.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. For Fiscal 2019, our federal statutory rate will be 21.0 percent.

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. As of January 29, 2018, the Company has $3.9 in deferred tax assets primarily from federal and state net operating loss carryforwards of $3.2 million and tax credit carryforwards of $590,000. A valuation allowance of $3.9 million has been recorded against the carryforwards that are not likely to be realized. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire primarily in 2030 and 2031. The Company in Fiscal 2017 had a full valuation allowance of $5.9 million against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believed it was more likely than not that these benefits will not have been realized. Accounting Standards Codification 740 (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 29, 2018 and January 30, 2017. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

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

Other Long-Term Liabilities

The Company has settled Spirit’s unsecured creditor claim for $900,000. The payment terms are for level payments to be made over five years at five percent interest. The payments started October 1, 2016. The Company has booked the liability in Other Long-Term Liabilities as of January 29, 2018 except for the current portion. The long-term portion was $510,000 and $666,000 as of January 29, 2018 and January 30, 2017, respectively.

Application of New Accounting Standards

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

In April of 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest, which clarifies that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for fiscal years beginning after December 15, 2015. The Company’s first year of eligibility for adoption of this standard was the year ended January 30, 2017. As such, the debt issuance costs that have been capitalized are now presented as a direct deduction from the carrying amount of the debt liability rather than as an asset.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This update is effective for annual and interim periods beginning after December 15, 2016. The Company adopted these provisions in the first quarter of fiscal 2018. Other than the revised balance sheet presentation of deferred tax liabilities and assets, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements included at "Item 15. Exhibits and Financial Statement Schedules."

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2018. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of January 29, 2018 and that one significant deficiency existed for the period covered. The significant deficiency identified was as follows:

●	Inadequate segregation of duties (significant deficiency).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarter of Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to our definitive proxy statement relating to our Annual Meeting of Shareholders scheduled for January 29, 2018. We anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after January 29, 2018, the end of our fiscal year, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

(a)(3)     Exhibits:

The "Exhibit Index" is located following the financial statements, at the end of this Report, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR BUFFET, INC.
(Registrant)

April 26, 2018	By:	/s/ Robert E. Wheaton
Robert E. Wheaton
Chief Executive Officer and President (Principal Executive Officer)

April 26, 2018	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller, Treasurer and Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Wheaton	Chief Executive Officer,	April 26, 2018
Robert E. Wheaton	President and Director

/s/ Ronald E. Dowdy	Group Controller, Treasurer	April 26, 2018
Ronald E. Dowdy	and Secretary

/s/ Thomas G. Schadt	Director	April 26, 2018
Thomas G. Schadt

/s/ Todd S. Brown	Director	April 26, 2018
Todd S. Brown

/s/ Mary-Whitney Wheaton	Director	April 26, 2018
Mary-Whitney Wheaton

/s/ B. Thomas M. Smith, Jr.	Director	April 26, 2018
B. Thomas M. Smith, Jr.

To the Board of Directors and Stockholders of

STAR BUFFET, INC. AND SUBSIDIARIES

Scottsdale, Arizona

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries the (“Company”) as of January 29, 2018 and January 30, 2017, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the 52-week and 53-week period ended January 29, 2018 and January 30, 2017, respectively, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2018 and January 30, 2017, and the results of its operations and its cash flows for each of the fiscal years in the in the 52-week and 53-week period ended January 29, 2018 and January 30, 2017, respectively, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U. S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with auditing standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error of fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/s/ LARSON & COMPANY PC

Larson & Company, PC

Sandy, Utah

April 26, 2018

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 29, 2018	January 30, 2017
ASSETS

Current assets:
Cash and cash equivalents	$128,000	$339,000
Receivables, net	165,000	186,000
Inventories	342,000	360,000
Prepaid expenses	39,000	16,000
Total current assets	674,000	901,000
Property, buildings and equipment, net	6,035,000	5,703,000
Other assets, net	256,000	189,000
Intangible assets, net	33,000	33,000

Total assets	$6,998,000	$6,826,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$869,000	$904,000
Checks written in excess of bank balance	238,000	100,000
Payroll and related taxes	1,400,000	1,512,000
Sales and property taxes	516,000	553,000
Rent, licenses and other	980,000	744,000
Income taxes payable	32,000	19,000
Current maturities of long-term debt	338,000	338,000
Total current liabilities	4,373,000	4,170,000
Deferred rent payable	317,000	265,000
Other long-term liabilities	510,000	666,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,718,000	2,774,000
Total liabilities	9,910,000	9,867,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,658,000)	(20,787,000)
Total stockholders' equity	(2,912,000)	(3,041,000)
Total liabilities and stockholders' equity	$6,998,000	$6,826,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Three	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 29, 2018	January 30, 2017

Total revenues	$26,525,000	$26,079,000
Costs and expenses and other
Food costs	8,496,000	8,748,000
Labor costs	10,004,000	9,825,000
Occupancy and other expenses	5,640,000	5,536,000
General and administrative expenses	1,282,000	1,422,000
Depreciation and amortization	595,000	523,000
Total costs and expenses	26,017,000	26,054,000
Income from operations	508,000	25,000

Interest expense	501,000	372,000
Other income	152,000	258,000
Income (loss) before income taxes and reorganization	159,000	(89,000)

Total reorganization items income (expense)	-	(67,000)

Income tax provision (benefit)	30,000	22,000

Net income (loss)	$129,000	$(178,000)

Net income (loss) per common share— basic and diluted	$0.04	$(0.06)

Weighted average shares outstanding— basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 25, 2016	3,213,000	$3,000	$17,743,000	$(20,609,000)	$(2,863,000)

Net loss	—	—	—	(178,000)	(178,000)

Balance at January 30, 2017	3,213,000	$3,000	$17,743,000	$(20,787,000)	$(3,041,000)

Net income	—	—	—	129,000	129,000

Balance at January 29, 2018	3,213,000	$3,000	$17,743,000	$(20,658,000)	$(2,912,000)

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two	Fifty-Three
	Weeks	Weeks
	Ended	Ended
	January 29, 2018	January 30, 2017
Cash flows from operating activities:
Net income (loss)	$129,000	$(178,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	595,000	523,000
Amortization of franchise, loan cost and licenses	5,000	4,000
Change in operating assets and liabilities:
Receivables, net	21,000	(106,000)
Inventories	18,000	(2,000)
Prepaid expenses	(23,000)	15,000
Deposits and other	(81,000)	(14,000)
Deferred rent payable	52,000	100,000
Accounts payable-trade	(35,000)	445,000
Income taxes payable	12,000	(11,000)
Other accrued liabilities	(67,000)	352,000
Net cash provided by operating activities	626,000	1,128,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(928,000)	(2,024,000)
Net cash (used) in investing activities	(928,000)	(2,024,000)

Cash flows from financing activities:
Payments on long term debt	(325,000)	(154,000)
Proceeds from issuance of long-term debt	285,000	1,050,000
Checks written in excess of bank balance	138,000	100,000
Capitalized loan costs	(7,000)	(5,000)
Net cash provided in financing activities	91,000	991,000

Net change in cash and cash equivalents	(211,000)	95,000

Cash and cash equivalents at beginning of period	339,000	244,000

Cash and cash equivalents at end of period	$128,000	$339,000

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

On December 17, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Company’s plan of reorganization (the “Bankruptcy Plan”), which provided for the payment in full of all approved claims. Copies of the Confirmation Order and the Bankruptcy Plan as confirmed are attached as Exhibits 2.1 and 2.2, to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012. The Bankruptcy Plan became effective on January 17, 2013. The payment obligations under the Bankruptcy Plan were estimated to be in excess of $10 million.  The Bankruptcy Plan provided for these obligations to be discharged from operating income derived from the Company’s restaurants, an exit loan from the principle shareholders and proceeds from sale of certain Company-owned restaurant properties.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation

Star Buffet, Inc., a Delaware corporation (“Star” and collectively with its subsidiaries, the “Company”), is a multi-concept restaurant holding company. At January 29, 2018 it owned and operated 25 full-service restaurants. The Company’s restaurants operate under trade names which, with only one exception, are owned by the Company and include 4B’s Restaurants, BuddyFreddys, Barnhill’s Salads Buffet Desserts, Casa Bonita and JB’s Restaurant. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

The accompanying consolidated financial statements include the results of operations and assets and liabilities of the Company’s operations. Significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52/53-week fiscal year which ends on the last Monday in January. The first quarter of each fiscal year contains 16 weeks while the other three quarters each contain 12 weeks except in the 53-week fiscal year, when the fourth quarter has 13 weeks.

Organization and Nature of Operations

As of January 29, 2018, the Company, through seven independently capitalized subsidiaries operated two Buffet restaurants and 23 non-Buffet restaurants. The Company also had five closed restaurants, three closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming.

As of January 30, 2017, the Company, through eight independently capitalized subsidiaries operated two Buffet restaurants and 19 non-Buffet restaurants. The Company also had three closed restaurants, one closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company's restaurants were located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming.

Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value. Checks written in excess of bank balances are recorded as a current liability on the accompanying consolidated balance sheets. The Company maintains cash in bank accounts which at times may exceed federally insured limits of $250,000 set by the Federal Deposit Insurance Corporation. The accounts are held by banks that are well established and highly regarded. The Company has not experienced any losses in these bank accounts and believes it is not exposed to any significant risk on these balances.

Revenue Recognition

The Company’s principal source of revenue is from customer dining transactions. Revenue is recognized at the time the meal is purchased, primarily by cash or credit card. Sales taxes are excluded from revenue and revenue is recorded on a net basis.

Receivables

Receivables are stated at an amount management expects to collect. Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 29, 2018 and January 30, 2017. The accounts receivable balances as of January 29, 2018 and January 30, 2017 were comprised of the following:

	January 29, 2018	January 30, 2017
Trade receivables.	$19,000	$10,000
Vendor rebates	131,000	42,000
Other	15,000	134,000
Total receivables	$165,000	$186,000

Notes Receivable

Notes receivable are stated at an amount management expects to collect.  The Company does not have notes receivable as of January 29, 2018 or January 30, 2017.

Consideration Received from Vendors

The Company records vendor rebates on products purchased as a reduction of food costs. The rebates are recognized as earned in accordance with written agreements with vendors.

Inventories

Inventories consist of food, beverages, gift shop items and restaurant supplies and are valued at the lower of cost or market, determined by the first-in, first-out method.

Property, Buildings and Equipment

Property, building and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

	Years
Buildings		40		(1)
Building and leasehold improvements	15	-	20	(1)
Furniture, fixtures and equipment	5	-	8

(1)

Building and leasehold improvements are amortized over the lesser of the life of the lease or the estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception as reasonably likely to be exercised. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements would be expensed immediately which could result in a significant charge to operating results in that period.

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

Other Intangible Assets

Other intangible assets consist of trademarks. The Company has recorded a $33,000 value for trademarks for both the years ended January 29, 2018 and January 30, 2017. These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with ASC 350. We also take into account the historical, current and future (based on probability) operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. Management has conducted its annual impairment analysis and has concluded that the assets are not impaired as of January 29, 2018.

	Gross	Accumulated
Fiscal 2018	Carrying Amount	Amortization	Net

Franchise and license fees	$10,000	$(10,000)	$—
Trademarks	33,000	-	33,000
	$43,000	$(10,000)	$33,000
Fiscal 2017
Franchise and license fees	$10,000	$(10,000)	$—
Trademarks	33,000	-	33,000
	$43,000	$(10,000)	$33,000

The Company holds no finite-lived intangibles as of January 29, 2018. Amortization of franchise and license fees amounted to $0 for both the fiscal years ending January 29, 2018 and January 30, 2017.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $0 for the years ended January 29, 2018 and January 30, 2017.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $11,000 and $70,000 of pre-opening costs during Fiscal 2018 and 2017.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. For Fiscal 2019, our federal statutory rate will be 21.0 percent.

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. As of January 29, 2018, the Company has $3.9 in deferred tax assets primarily from federal and state net operating loss carryforwards of $3.2 million and tax credit carryforwards of $590,000. A valuation allowance of $3.9 million has been recorded against the carryforwards that are not likely to be realized. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire primarily in 2030 and 2031. The Company in Fiscal 2017 had a full valuation allowance of $5.9 million against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believed it was more likely than not that these benefits will not have been realized. Accounting Standards Codification 740 (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 29, 2018 and January 30, 2017. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $164,000 and $192,000 for the years ended January 29, 2018 and January 30, 2017, respectively.

Deferred Financing Fees

Deferred financing fees are amortized over of the life of a loan not exceed five years. Amounts charged to operations totaled $5,000 and $4,000 for the years ended January 29, 2018 and January 30, 2017, respectively.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses. Accruals for self-insured casualty losses include estimates of expected claims payments. Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals. Reserves for the years ended January 29, 2018 and January 30, 2017, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 29, 2018	$10,000	$6,536	$536	$16,000
Year ended January 30, 2017	$20,500	$(500)	$10,000	$10,000

Leases

The Company has lease commitments on certain restaurant locations. Expenses of operating leases with escalating payment terms are recognized on a straight-line basis over the term of the arrangements. Contingent rental payments are triggered when revenues exceed contractual thresholds. Contingent rental expense is recorded each period that revenue exceeds the contractual base. In situations where the contingent rent is based on annual sales or cumulative sales to date, contingent rental expense is recorded when it is determined probable that revenue will exceed the contractual thresholds.

Reclassification

In April of 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest, which clarifies that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for fiscal years beginning after December 15, 2015. The Company’s first year of eligibility for adoption of this standard was the year ended January 30, 2017. As such, the debt issuance costs that have been capitalized are now presented as a direct deduction from the carrying amount of the debt liability rather than as an asset.

The Company has now adopted ASU 2015-03 Interest – Imputation of Interest. The Company has accounted for the adoption of this ASU as a change in accounting principle and is retrospectively applied in these financial statements. The debt issuance costs that have been capitalized are now presented as a direct deduction from the carrying amount of the debt liability rather than as an asset for the years ended January 30, 2017 and January 29, 2018. The debt liability is $16,000 and $15,000 for the years ended January 30, 2017 and January 29, 2018, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company routinely evaluates its estimates, including those related to receivables, insurance losses, income taxes, long-lived assets, inventories and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

There were no outstanding options at the end of Fiscal 2018 or Fiscal 2017.

Stock-Based Compensation

The Company recognizes compensation costs relating to share-based payment transactions and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.

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

In April of 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest, which clarifies that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for fiscal years beginning after December 15, 2015. The Company’s first year of eligibility for adoption of this standard was the year ended January 30, 2017. As such, the debt issuance costs that have been capitalized are now presented as a direct deduction from the carrying amount of the debt liability rather than as an asset.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This update is effective for annual and interim periods beginning after December 15, 2016. The Company adopted these provisions in the first quarter of fiscal 2018. Other than the revised balance sheet presentation of deferred tax liabilities and assets, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

NOTE 3 — MANAGEMENT UPDATE

On December 7, 2016, the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc.

NOTE 4 — NOTES RECEIVABLE

The Company does not have notes receivable as of January 29, 2018 or January 30, 2017.

NOTE 5 — PROPERTY, BUILDINGS AND EQUIPMENT

The components of property, buildings and equipment used in restaurant operations are as follows:

	January 29, 2018	January 30, 2017
Property, buildings and equipment:
Furniture, fixtures and equipment	$6,833,000	$6,975,000
Land	750,000	950,000
Buildings and leasehold improvements	3,853,000	4,649,000
	11,436,000	12,574,000

Less accumulated depreciation and amortization	(6,800,000)	(7,514,000)
	$4,636,000	$5,060,000

The Company also had five closed restaurants, three closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The components are as follows:

	January 29, 2018	January 30, 2017
Property, buildings and equipment leased to third parties:
Equipment	$279,000	$279,000
Land	-	-
Buildings and leaseholds	895,000	895,000
	1,174,000	1,174,000

Less accumulated depreciation and amortization	(753,000)	(728,000)
	$421,000	$446,000

	January 29, 2018	January 30, 2017
Property, buildings and equipment held for future use:
Equipment	$553,000	$2,000
Land	317,000	118,000
Buildings and leaseholds	1,656,000	340,000
	2,526,000	460,000

Less accumulated depreciation and amortization	(1,548,000)	(263,000)
	$978,000	$197,000

Depreciation expense for Fiscal 2018 and 2017 totaled $595,000 and $523,000, respectively.

NOTE 6 — LONG-TERM DEBT

In recent years, the Company has financed operations and property acquisitions through a combination of cash on hand, bank borrowings, real estate mortgages and loans from the principal shareholders.

Real Estate Mortgages

The Company finances certain restaurant properties with real estate mortgages. As of January 29, 2018, the Company had six properties mortgaged for total of $2.8 million. As of January 30, 2017, the Company had six properties mortgaged for total of $3.1 million.

Note Payable to Officer

During the fiscal year ended January 25, 2008, the Company borrowed approximately $1,400,000 from Mr. Robert E. Wheaton, a principal shareholder, officer and director of the Company, for working capital requirements.  The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Robert E. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 29, 2018 and January 30, 2017, respectively. The Company expensed $195,000 and $154,000 to Mr. Robert E. Wheaton for interest during Fiscal 2018 and Fiscal 2017, respectively. The principal balance and any unpaid interest under the Robert E. Wheaton note was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Bankruptcy Plan the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%.

Mortgages described in the following table are secured by the underlying real estate. Certain mortgages have interest rates that will change from fixed to variable in a future year.

Real Estate Mortgages			Current
	January 29,	January 30,	Maturity	Monthly	Interest
Lender	2018	2017	Date	Payment	Rate

J.I.L Kingman, LLC	$345,000	$410,000	7/1/22	$7,304	6.0% fixed
Farmers Bank & Trust Company	530,000	559,000	4/13/33	4,274	5.5% fixed
Dalhart Federal Savings & Loan	367,000	381,000	8/1/35	2,866	6.25% fixed
Dalhart Federal Savings & Loan	412,000	428,000	11/1/35	3,201	6.25% fixed
Fortenberry's Beef of Magee, Inc.	265,000	287,000	4/5/19	3,231	7.0% fixed
Hurt Development, LLC	560,000	586,000	5/1/31	5,063	6.0% fixed
Robert E. Wheaton	308,000	429,000	11/9/19	14,839	11.5% fixed
Total Real Estate Mortgages	$2,787,000	$3,080,000

Other Debt
Other Debt - Miscellaneous	$269,000	$32,000
Note Payable to Officer	1,992,000	1,992,000
Total Other Debt	$2,261,000	$2,024,000
TOTAL DEBT	$5,048,000	$5,104,000
Less Current Maturities	(338,000)	(338,000)
Less Note Payable to Officer	(1,992,000)	(1,992,000)
Long Term Debt, Net of Current Maturities and Note Payable to Officer	$2,718,000	$2,774,000

Real estate mortgages, other debt and note payable to officer matures in fiscal years ending after January 29, 2018 as follows:

Fiscal Year
2019	$338,000
2020	551,000
2021	191,000
2022	186,000
2023	180,000
Thereafter	3,602,000
Total	$5,048,000

NOTE 7 — LEASES

The Company occupies certain restaurants under long-term operating leases expiring at various dates through 2042. Many leases have renewal options to extend for terms of 2 to 16 years from the terms of the original agreement. Substantially all require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Minimum lease payments for all leases as of January 29, 2018 are as follows:

Fiscal year	Operating
2019	$1,330,000
2020	1,279,000
2021	1,262,000
2022	1,246,000
2023	1,199,000
Thereafter	17,975,000
Total minimum lease payments:	$24,291,000

Aggregate rent expense under non-cancelable operating leases during Fiscal 2018 and 2017 are as follows:

	Fifty-Three Weeks Ended January 29, 2018	Fifty-Two Weeks Ended January 30, 2017
Minimum rentals	$1,494,000	$1,383,000
Straight-line rentals	52,000	100,000
Contingent rentals	71,000	10,000
	$1,617,000	$1,493,000

The Company reduces the deferred rent liability for stores in the year that were purchased or closed. There was not any in deferred rent expense for stores purchased or closed in 2018 and 2017.

The rental income for the property, buildings and equipment leased to third parties (Note 5) in Fiscal 2018 and Fiscal 2017 was $152,000 and $124,000, respectively. The Company leased three non-operating units to tenants in both Fiscal 2018 and Fiscal 2017. Rental income is recognized over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 29, 2018 are as follows:

Fiscal year
2019	$78,000
2020	78,000
2021	78,000
2022	33,000
2023	-
Thereafter	-
Total minimum lease payments:	$267,000

NOTE 8 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	January 29, 2018	January 30, 2017
Current:
Federal	$20,000	$15,000
State	$10,000	$7,000
	$30,000	$22,000
Deferred:
Federal	$—	$—
State	-	—
	—	—
	$30,000	$22,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 34% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Three	Fifty- Two
	Weeks Ended	Weeks Ended
	January 29, 2018	January 30, 2017
Income tax provision (benefit) at statutory rate	$33,000	$(61,000)
Increase (decrease) in valuation allowance	(1,987,000)	115,000
State income taxes	2,000	4,000
All other, net	$1,982,000	$(36,000)
	$30,000	$22,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 29, 2018	January 30, 2017
Deferred tax assets:
Accrued vacation	$25,000	$31,000
Accrued expenses and reserves	39,000	58,000
Net operating losses	3,166,000	5,081,000
Depreciation, amortization and impairments	(32,000)	(43,000)
Federal tax credits	590,000	590,000
Other	149,000	207,000
Total deferred tax assets	3,937,000	5,924,000
Valuation allowance	(3,937,000)	(5,924,000)
Deferred tax assets, net	$—	$—

Accounting policies dictate a valuation allowance must be provided when the Company believes it is more likely than not that the deferred tax benefit will not be utilized. Accounting policy also dictates that the determination of the value of deferred tax assets are subject to estimates and assumptions that are periodically evaluated. As of January 29, 2018, the Company has $3.9 in deferred tax assets primarily from federal and state net operating loss carryforwards of $3.2 million and tax credit carryforwards of $590,000. A valuation allowance of $3.9 million has been recorded against the carryforwards that are not likely to be realized. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire primarily in 2030 and 2031. In evaluating the need for a valuation allowance, we consider all available evidence, positive and negative, including cumulative historical earnings in recent years, future reversals of existing temporary differences, estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of NOL carryforwards.

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters to be voted upon. Stockholders do not have cumulative voting rights. Subject to preferences that may be applicable to the holders of outstanding shares of Preferred Stock, if any, at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock shall be entitled to assets of the Company remaining after payment of the Company's liabilities and the liquidation preference, if any, of any outstanding Preferred Stock. All outstanding shares of Common Stock are fully paid and non-assessable. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock, which the Company may designate and issue in the future.

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

NOTE 10 — STOCK INCENTIVE PLAN

1997 Stock Incentive Plan

Our stock incentive plan expired in 2007, and there are no outstanding options or other awards under such plan.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Three	Fifty- Two
	Weeks	Weeks
	Ended	Ended
	January 29, 2018	January 30, 2017
Cash paid for income taxes	$18,000	$34,000
Cash paid for interest	251,000	174,000
Non-cash investing and financing activities are as follows:
None	$—	$—

NOTE 12 — RELATED PARTY TRANSACTIONS

Mr. Robert E. Wheaton currently beneficially owns approximately 46.7% of our total equity securities and possesses approximately 46.7% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 29, 2018 and January 30, 2017. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the Bankruptcy Plan the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $195,000 and $154,000 to Mr. Wheaton for interest during Fiscal 2018 and Fiscal 2017, respectively.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. This obligation is included in the Real Estate Mortgages on a previous page. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $121,000 and $21,200 in principal in Fiscal 2018 and Fiscal 2017, respectively, under this mortgage. In addition, the Company paid approximately $42,000 and $8,500 in interest in Fiscal 2018 and Fiscal 2017, respectively.

During Fiscal 2017, Mr. Robert E. Wheaton leased to the Company the Finnegan’s Restaurant in Kalispell, Montana. During Fiscal 2018, Mr. Wheaton leased to the Company the Rancher’s Grill Steakhouse in Deming, New Mexico, the JB’s Restaurant in Coeur d’Alene, Idaho and the 4B’s Restaurant in Miles City, Montana. The Company also leases other restaurants from Mr. Wheaton. The Company paid to Mr. Wheaton $741,000 and $601,000 in rent for the Fiscal 2018 and Fiscal 2017, respectively. The Company owed to Mr. Wheaton $224,000 and $382,000 primarily for interest as of January 29, 2018 and January 30, 2017, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

In connection with the Company’s employment contract with Mr. Robert E. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years’ salary and bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause.

Prior to the Company’s bankruptcy filings, on August 4, 2010, Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the unsecured creditor claim for $900,000. As of January 29, 2018 and January 30, 2017, the Company owed Spirit $683,000 and $832,000, respectively. The principal requirement over the next four years is $173,000, 182,000, 191,000 and 137,000.

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

NOTE 14 — ACQUISITIONS

The Company did not have any major acquisitions in Fiscal 2018 or Fiscal 2017.

NOTE 15— SUBSEQUENT EVENTS

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Order Confirming Second Amended Joint Plan of Reorganization Dated October 17, 2012 (5)
2.2	Debtor’s Second Amended Joint Plan Of Reorganization Dated October 17, 2012 (5)
3.1	Certificate of Incorporation (1)
3.2	Bylaws, as amended on September 22, 1997(1)
4.1	Form of Common Stock Certificate (2)
10.1	Form of Indemnification Agreement (2)**
10.2	Management Services Agreement with CKE Restaurants, Inc. (2)
10.3	Form of Franchise Agreement with HomeTown Buffet, Inc. (2)
10.4	License Agreement with CKE Restaurants, Inc. (6)
10.5	Loan Agreement dated June 15, 2007 with Robert E. Wheaton (7)
10.6	Loan Agreement dated November 9, 2016 with Robert E. Wheaton (4)
14.1	Star Buffet, Inc. Code of Ethics (3)
23.1	Consent of Larson & Company PC, Certified Public Accountants*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*
101

The following documents in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 29, 2018 and January 30, 2017 (ii) Consolidated Statements of Operations for the years ended January 29, 2018 and January 30, 2017, (iii) Consolidated Statements of Cash Flows for the years ended January 29, 2018 and January 25, 2015 and (iv) Consolidated Statements of Stockholders’ Equity for the period from January 29, 2018 and January 30, 2017, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

__________

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249) filed with the SEC on September 9, 1997.
(2)	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249) filed with the SEC on September 22, 1997.
(3)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009 filed with the SEC on April 30, 2009.
(4)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2017 filed with the SEC on April 28, 2017.
(5)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012.
(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the SEC on April 27, 1998.
(7)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2008 filed with the SEC on April 25, 2008.

* Filed herewith

** Indicates management contract or compensatory plan or arrangement.

E-1