Form 10-Q
period 2018-05-21
STAR BUFFET INC
filed 2018-07-03
CIK 1043156

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 21, 2018

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

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [X]   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 27, 2018 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 21, 2018	January 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$124,000	$128,000
Receivables, net	65,000	165,000
Inventories	351,000	342,000
Prepaid expenses	94,000	39,000

Total current assets	634,000	674,000

Property, buildings and equipment, net	6,020,000	6,035,000

Other assets, net	259,000	256,000
Intangible assets, net	33,000	33,000

Total assets	$6,946,000	$6,998,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,150,000	$869,000
Checks written in excess of bank balance	10,000	238,000
Payroll and related taxes	1,514,000	1,400,000
Sales and property taxes	506,000	516,000
Rent, licenses and other	1,104,000	980,000
Income tax payable	11,000	32,000
Current maturities of obligations under long-term debt	579,000	338,000

Total current liabilities	4,874,000	4,373,000

Deferred Rent Payable	339,000	317,000
Other long-term liabilities	432,000	510,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,355,000	2,718,000

Total liabilities	9,992,000	9,910,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,792,000)	(20,658,000)

Total stockholders’ equity	(3,046,000)	(2,912,000)

Total liabilities and stockholders’ equity	$6,946,000	$6,998,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 21, 2018	May 22, 2017
Total revenues	$7,595,000	$8,263,000

Costs, expenses and other
Food costs	2,508,000	2,664,000
Labor costs	2,939,000	3,069,000
Occupancy and other expenses	1,616,000	1,662,000
General and administrative expenses	348,000	458,000
Depreciation and amortization	183,000	175,000

Total costs, expenses and other	7,594,000	8,028,000

Income from operations	1,000	235,000

Interest expense	152,000	157,000
Other income	27,000	48,000

(Loss) income before income taxes	(124,000)	126,000
Income tax provision	(10,000)	(10,000)

Net (loss) income	$(134,000)	$116,000

Net (loss) income per common share – basic and diluted	$(0.04)	$0.04

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 21, 2018	May 22, 2017
Cash flows from operating activities:
Net (loss) income	$(134,000)	$116,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	183,000	175,000
Amortization of franchise, loan cost, licenses and other	2,000	2,000
Change in operating assets and liabilities:
Receivables, net	100,000	148,000
Inventories	(9,000)	(30,000)
Prepaid expenses	(55,000)	(32,000)
Deposits and other	(3,000)	(8,000)
Deferred rent payable	22,000	2,000
Accounts payable-trade	281,000	(5,000)
Income taxes payable	(21,000)	(2,000)
Other accrued liabilities	148,000	(287,000)
Net cash provided by operating activities	514,000	79,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(168,000)	(368,000)
Net cash (used) in investing activities	(168,000)	(368,000)

Cash flows from financing activities:
Checks written in excess of bank balance	(228,000)	(4,000)
Proceeds from the issuance of long-term debt	-	235,000
Payments on long term debt	(122,000)	(121,000)
Capitalized loan costs	-	(7,000)
Net cash (used) provided in financing activities	(350,000)	103,000

Net change in cash and cash equivalents	(4,000)	(186,000)

Cash and cash equivalents at beginning of period	128,000	339,000

Cash and cash equivalents at end of period	$124,000	$153,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$73,000	$78,000

Income taxes	$31,000	$12,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At May 21, 2018, the Company operated 26 full-service restaurants. The Company’s restaurant located in Kalispell, Montana is temporarily closed due to fire damage and is scheduled to reopen in July 2018. During the first quarter of fiscal year ending January 28, 2019 (“Fiscal 2019”), the Company also had an additional five restaurants that were not in operation. Three restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names which, with only one exception, are owned by the Company and include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, Casa Bonita® and JB’s Restaurant. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2018 (the “2018 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the 2018 Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through May 21, 2018. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each fiscal year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents, if any, outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of May 21, 2018 or May 22, 2017.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company did not record impairment expense associated with restaurant facilities for the sixteen weeks ended May 21, 2018 and May 22, 2017.

f) Building and Equipment

Building and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

	Years
Building		40
Leasehold improvements	15	-	20	(1)
Furniture, fixtures and equipment	5	-	8

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

Buildings and equipment placed on the market for sale is not depreciated and is recorded on the balance sheet as property held for sale and recorded at the lower of cost or market.

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

The components of property, buildings and equipment as of May 21, 2018 consist of 26 operating restaurant properties, one restaurant property that is leased to third party, three non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The restaurant in Kalispell, Montana is temporarily closed due to fire damage and is scheduled to reopen in July 2018. The components of property, buildings and equipment as of January 29, 2018 consisted of 25 operating restaurant properties, one restaurant property that is leased to a third party, three non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $183,000 and $175,000 for the sixteen weeks ended May 21, 2018 and May 22, 2017, respectively.

	May 21, 2018			January 29, 2018
Property, building and equipment:		Accum.			Accum.
	Cost	Depr.	Net	Cost	Depr.	Net
Operating	$11,604,000	$6,967,000	$4,637,000	$11,436,000	$6,800,000	$4,636,000
Leased	1,174,000	761,000	413,000	1,174,000	753,000	421,000
Held for Future Use	2,526,000	1,556,000	970,000	2,526,000	1,548,000	978,000
Total	$15,304,000	$9,284,000	$6,020,000	$15,136,000	$9,101,000	$6,035,000

g) Other Assets

Other assets consist of deposits.

h) Intangible Assets

The Company’s intangible assets consist of trademarks as of May 21, 2018 and January 29, 2018. Trademark assets have an indefinite asset life.

i) Segment Reporting

All of the brands the Company operates are in the U.S. within the full-service restaurant industry and provide similar products to similar customers and, therefore, are considered to be one segment for reporting purposes. Sales to external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales.

 j) Revenue Recognition

We recognize revenue, net of discounts and incentives, when payment is tendered at the point of sale.  We report revenue net of sales-related taxes collected from customers and remitted to governmental taxing authorities.

k) Income Taxes

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

l) Recent Accounting Pronouncements

During 2014 and 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. During the 16-weeks ending May 21, 2018, we retrospectively adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption did not have an impact on our consolidated balance sheets, statements of income, or cash flows. The primary impact of adoption was the enhancement of our disclosures related to revenue recognition as mentioned previously.

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

Note 3 – Related Party Transactions

Robert E. Wheaton currently beneficially owns approximately 46.7% of our total equity securities and possesses approximately 46.7% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 21, 2018 and January 29, 2018. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing, and pursuant to plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $60,000 to Mr. Wheaton for interest during the first quarters of Fiscal 2019 and the fiscal year ending January 29, 2018 (“Fiscal 2018”).

On November 9, 2016, the Company borrowed $450,000 from Mr. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $51,400 and $43,500 in principal during the first quarters of Fiscal 2019 and Fiscal 2018, respectively, under this mortgage. In addition, the Company paid approximately $8,000 and $15,800 in interest during the first quarters of Fiscal 2019 and Fiscal 2018, respectively.

The Company did not lease any new restaurants from Mr. Wheaton during Fiscal 2019. During Fiscal 2018, Mr. Wheaton leased to the Company the Rancher’s Grill Steakhouse in Deming, New Mexico, the JB’s Restaurant in Coeur d’Alene, Idaho and the 4B’s Restaurant in Miles City, Montana. The Company also leases other restaurants from Mr. Wheaton. The Company paid to Mr. Wheaton $258,000 and $229,000 in rent during the first quarters of Fiscal 2019 and Fiscal 2018, respectively. The Company owes Mr. Wheaton $366,000 and $224,000 primarily for interest as of May 21, 2018 and January 29, 2018, respectively.

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	May 21, 2018	May 21, 2018	January 29, 2018	January 29, 2018
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,673,000	$561,000	$2,787,000	$315,000
Other-Miscellaneous	261,000	18,000	269,000	23,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,926,000	$579,000	$5,048,000	$338,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from July 2018 to October 2035.

Note 5 - Commitments and Contingencies

In connection with the Company’s employment contract with Mr. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton three years of his salary plus bonus if he resigns related to a change of control of the Company, termination by the Company without cause or resignation for good reason.

On August 4, 2010, Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest. The outstanding balance was $608,000 and $683,000 as of May 21, 2018 and January 29, 2018, respectively.

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

Note 6 - Subsequent Events

On May 24, 2018, the Company’s 4B’s Holdings, Inc. subsidiary acquired the Frosty Freez in Big Timber, Montana. The transaction included a long-term lease with an option to buy the associated restaurant facility. The restaurant opened on June 1, 2018. The Company plans to convert the property to a 4B’s-Frosty Freez Restaurant.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the audited consolidated financial statements of Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2018 (the “2018 Form 10-K”). Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or closing under-performing or unprofitable restaurants, if any, may have a material adverse effect on the Company’s results of operations in any individual period.

This Quarterly Report on Form 10-Q (this “Report”)contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting policies and other risks detailed in Item 1A of the 2018 Form 10-K, and other filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements.

Executive Summary

Star Buffet, Inc. is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At May 21, 2018 the Company operated 26 full-service restaurants. The Company’s restaurant located in Kalispell, Montana is temporarily closed due to fire damage and is scheduled to reopen in July 2018. During the first quarter of fiscal year ending January 28, 2019 (“Fiscal 2019”), the Company also had an additional five restaurants that were not in operation. Three restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names which, with only one exception, are owned by the Company and include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, Casa Bonita® and JB’s Restaurant. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Recent Developments

Please refer to Note 6 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for recent developments.

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May

21, 2018 and May 22, 2017, respectively.

	Sixteen Weeks Ended
	May 21, 2018	May 22, 2017
Total revenues	100.0%	100.0%

Costs, expenses and other
Food costs	33.0	32.2
Labor costs	38.7	37.1
Occupancy and other expenses	21.3	20.1
General and administrative expenses	4.6	5.5
Depreciation and amortization	2.4	2.1
Total costs, expenses and other	100.0	97.0

Income from operations	0.0	3.0

Interest expense	2.0	1.9
Other income	0.4	0.6
Income before income taxes	(1.6)	1.7

Income tax provision	(0.1)	(0.1)

Net income (loss)	(1.7)%	1.6%

The table below outlines the number of operating and non-operating restaurants by the Company as of May 21, 2018 and January 29, 2018.

	May 21, 2018	January 29, 2018
Operating Restaurants:
4B’s (1) (2)	14	13
JB’s	5	5
Steakhouses (3)	4	4
Buffets (4)	2	2
Casa Bonita	1	1
	26	25
Non-Operating Restaurants:
Leased to Third Parties	1	1
Warehouse	1	1
Held for Future Use	3	3
	5	5
Total	31	30

(1)	Includes one Finnegan’s restaurant, one Antler’s restaurant and one 4 Aces’ restaurant.
(2)	The 4B’s Café in Deer Lodge Montana operates seasonally from approximately May to September.
(3)	Includes two Pecos Diamond restaurants.
(4)	Includes one Barnhill’s Salads Buffet Desserts restaurant and one BuddyFreddys restaurant.

Sixteen Weeks Ended May 21, 2018 compared to Sixteen Weeks Ended May 22, 2017

Overview - The Company has a consolidated net loss for the 16-week period ended May 21, 2018 of $(134,000) or $(0.04) per diluted share as compared with net income of $116,000 or $0.04 per diluted share for the 16 weeks end May 22, 2017, a decrease of approximately $250,000 from the comparable prior fiscal year period. The decrease in operations was primarily from the result of approximately $276,000 decrease from operations due primarily to a $668,000 decrease in revenues and higher food, labor and occupancy costs as a percentage of revenues.

Revenues - Total revenues decreased by approximately $668,000, or 8.1%, from $8.3 million in the 16 weeks ended May 22, 2017 to $7.6 million in the 16 weeks ended May 21, 2018. The decrease in revenues was primarily the result of an approximately $411,000 decrease in revenue for the closure of two restaurants plus the temporary closure of one restaurant and an approximately $633,000 or 8.2% decrease in comparable same store sales. The decrease in revenues was partially offset by approximately $376,000 attributable to the opening of one restaurant in Fiscal 2019 and three restaurants in the fiscal year ending January 29, 2018 (“Fiscal 2018”).

Food Costs - Food costs as a percentage of total revenues increased from 32.2% during the 16-week period ended May 22, 2017 to 33.0% during the 16-week period ended May 21, 2018. The food cost increased in the first quarter of Fiscal 2019 as compared to the same period in Fiscal 2018 as a percentage of sales primarily from slightly higher wholesale costs and $668,000 in lower revenue in the first quarter of Fiscal 2019 compared to the first quarter of Fiscal 2018.

Labor - Labor costs as a percentage of total revenues increased from 37.1% during the 16-week period ended May 22, 2017 to 38.7% during the 16-week period ended May 21, 2018. The increase as a percentage of total revenues was primarily attributable to a higher minimum wages in the States of Arizona, Colorado, Florida and Montana and $668,000 in lower revenue in the first quarter of Fiscal 2019 compared to the first quarter of Fiscal 2018.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 20.1% during the 16-week period ended May 22, 2017 to 21.3% during the 16-week period ended May 21, 2018. The increase as a percentage of total revenues was primarily attributable to a higher rent expense in first quarter of Fiscal 2019 compared to same period in Fiscal 2018. Occupancy and other expense decreased approximately $46,000 in the 16-week period ended May 21, 2018 primarily due to the decrease of $668,000 in revenues in in the first quarter of Fiscal 2019 compared the same period in Fiscal 2018.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 5.5% during the 16-week period ended May 22, 2017 to 4.6% during the 16-week period ended May 21, 2018. General and administrative expense decreased from $458,000 during the 16-week period ended May 22, 2017 to $348,000 during the 16-week period ended May 21, 2018. The decrease was primarily attributable to lower insurance in first quarter of Fiscal 2019 compared same period in Fiscal 2018.

Depreciation and Amortization - Depreciation and amortization expense increased from $175,000 during the 16-week period ended May 22, 2017 to $183,000 during the 16-week period ended May 21, 2018. The increase was primarily attributable to additional restaurants acquired.

Interest Expense - Interest expense decreased from $157,000 during the 16-week period ended May 22, 2017 to $152,000 during the 16-week period ended May 21, 2018. The decrease was attributable to lower debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 16-week period ended May 21, 2018 as compared to the 16-week period ended May 22, 2017.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $27,000 for two properties leased for the 16-week period ended May 21, 2018. Rental income was $48,000 for three properties leased for the 16-week period ended May 22, 2017.

Income Taxes - The income tax provision totaled $10,000 for the 16-week period ended May 21, 2018 and $10,000 for the 16-week period ended May 22, 2017. The Company has net deferred income tax assets of $0 on May 21, 2018 and January 29, 2018. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of May 21, 2018.

Impact of Inflation

The impact of inflation on food, labor, equipment and construction and remodeling of restaurants could affect the Company’s margins. Many of the Company’s employees are paid hourly rates related to state minimum wage laws that are tied to inflation indexes so that changes in these laws would result in higher labor costs to the Company. In addition, food items purchased by the Company are subject to market supply and demand pressures. The Company believes that modest increases in these costs can be offset through price changes and other cost control efforts. However, there is no assurance that the Company would be able to pass significant costs on to its customers in a short period of time.

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from our principal shareholders.

As of May 21, 2018, the Company had $124,000 in cash.  Cash and cash equivalents decreased by $4,000 during the 16-weeks ended May 21, 2018. The net working capital deficit was $4.2 million and $3.7 million at May 21, 2018 and January 29, 2018, respectively. To the extent that we need to raise addition capital to grow our business, we anticipate raising such capital through some combination of the issuance of common stock, preferred stock or debt. We have recently been borrowing required capital to grow our business from our principal shareholder. We have no commitment from this shareholder to provide additional capital or assurance that this shareholder will voluntarily continue to provide capital as needed. We may be unable to raise additional capital as needed, or if successful, we will likely be required to pay a higher price for any capital.

The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $168,000 on capital expenditures during the 16-weeks ending May 21, 2018, primarily on existing restaurants.

Cash provided from operations was approximately $514,000 for the 16-weeks ending May 21, 2018 and $79,000 for the 16-weeks ending May 22, 2017, respectively. The increase in cash generated from operating activities for the 16-week period ending May 21, 2018 was primarily due to the change in the other accrued liabilities paid in the current fiscal year as compared to the prior fiscal year.

Cash used by financing activities was approximately $350,000 for the 16-weeks ending May 21, 2018 compared to cash provided by financing activities of approximately $103,000 for the 16-weeks ending May 22, 2017. In the first quarter of Fiscal 2019, cash used by financing activities was as follows: The Company made net debt payments of approximately $122,000 and had checks written in excess of bank balance of $10,000, a change of $228,000. In the first quarter of Fiscal 2018, cash provided by financing activities was as follows: The Company made net debt payments of approximately $121,000, had loan proceeds of approximately $235,000, had loan costs of $7,000 and had checks written in excess of bank balance of $96,000, a change of $4,000.

The following table is a summary of the Company’s outstanding debt obligations.

	May 21, 2018	May 21, 2018	January 29, 2018	January 29, 2018
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,673,000	$561,000	$2,787,000	$315,000
Other-Miscellaneous	261,000	18,000	269,000	23,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,926,000	$579,000	$5,048,000	$338,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from July 2018 to October 2035.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 21, 2018 and January 29, 2018. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $60,000 to Robert E. Wheaton for interest during the first quarters of Fiscal 2019 and Fiscal 2018.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $51,400 and $43,500 in principal during the first quarters of Fiscal 2019 and Fiscal 2018, respectively, under this mortgage. In addition, the Company paid approximately $8,000 and $15,800 in interest during the first quarters of Fiscal 2019 and Fiscal 2018, respectively.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for Fiscal 2018 included in the 2018 Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending May 21, 2018 and May 22, 2017.

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

Building and Equipment

Building and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

	Years
Building		40
Leasehold improvements	15	-	20	(1)
Furniture, fixtures and equipment	5	-	8

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

Buildings and equipment placed on the market for sale is not depreciated and is recorded on the balance sheet as property held for sale and recorded at the lower of cost or market.

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

Adopted and Recently Issued Accounting Standards

During 2014 and 2015, the FASB issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. During the 16-weeks ending May 21, 2018, we retrospectively adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption did not have an impact on our consolidated balance sheets, statements of income, or cash flows. The primary impact of adoption was the enhancement of our disclosures related to revenue recognition as mentioned previously.

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

Off-Balance Sheet Arrangements

As of May 21, 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 21, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended May 21, 2018, there were no new, or material developments in any existing legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

Item 1A. Risk Factors

This item is not applicable to small issuers; however, please refer to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2018 filed with the SEC.

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

Star Buffet, Inc.

Date: July 3, 2018	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President, Chief Financial Officer and Chairman

July 3, 2018	By:	/s/ Ronald E. Dowdy
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
101

The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended May 21, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).
** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).
† Filed concurrently herewith.