Form 10-Q
period 2018-08-13
STAR BUFFET INC
filed 2018-09-24
CIK 1043156

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 13, 2018

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

Yes [X]    No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [X]   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 18, 2018 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 13, 2018	January 29, 2018
ASSETS

Current assets:
Cash and cash equivalents	$137,000	$128,000
Receivables, net	363,000	165,000
Inventories	327,000	342,000
Prepaid expenses	121,000	39,000

Total current assets	948,000	674,000

Property, buildings and equipment, net	5,803,000	6,035,000

Other assets, net	259,000	256,000
Intangible assets, net	33,000	33,000

Total assets	$7,043,000	$6,998,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,144,000	$869,000
Checks written in excess of bank balance	108,000	238,000
Payroll and related taxes	1,610,000	1,400,000
Sales and property taxes	484,000	516,000
Rent, licenses and other	719,000	980,000
Income tax payable	21,000	32,000
Current maturities of obligations under long-term debt	576,000	338,000

Total current liabilities	4,662,000	4,373,000

Deferred Rent Payable	359,000	317,000
Other long-term liabilities	403,000	510,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,284,000	2,718,000

Total liabilities	9,700,000	9,910,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,403,000)	(20,658,000)

Total stockholders’ equity	(2,657,000)	(2,912,000)

Total liabilities and stockholders’ equity	$7,043,000	$6,998,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 13,	August 14,	August 13,	August 14,
	2018	2017	2018	2017
Total revenues	$7,251,000	$7,412,000	$14,846,000	$15,675,000

Costs, expenses and other
Food costs	2,259,000	2,317,000	4,767,000	4,981,000
Labor costs	2,692,000	2,669,000	5,631,000	5,738,000
Occupancy and other expenses	1,355,000	1,441,000	2,971,000	3,103,000
General and administrative expenses	320,000	283,000	668,000	741,000
Depreciation and amortization	133,000	131,000	316,000	306,000

Total costs, expenses and other	6,759,000	6,841,000	14,353,000	14,869,000

Income from operations	492,000	571,000	493,000	806,000

Interest expense	115,000	120,000	267,000	277,000
Other income	22,000	34,000	49,000	82,000

Income before income taxes	399,000	485,000	275,000	611,000
Income tax provision	(10,000)	(20,000)	(20,000)	(30,000)

Net income	$389,000	$465,000	$255,000	$581,000

Net income per common share – basic and diluted	$0.12	$0.14	$0.08	$0.18

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-eight Weeks Ended
	August 13, 2018	August 14, 2017
Cash flows from operating activities:
Net income	$255,000	$581,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	316,000	306,000
Amortization of franchise, loan cost, licenses and other	3,000	3,000
Change in operating assets and liabilities:
Receivables, net	(198,000)	140,000
Inventories	15,000	(44,000)
Prepaid expenses	(82,000)	(57,000)
Deposits and other	(3,000)	(62,000)
Deferred rent payable	42,000	17,000
Accounts payable-trade	275,000	(22,000)
Income taxes payable	(11,000)	12,000
Other accrued liabilities	(79,000)	(332,000)
Net cash provided by operating activities	533,000	542,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(198,000)	(576,000)
Net cash (used) in investing activities	(198,000)	(576,000)

Cash flows from financing activities:
Checks written in excess of bank balance	(130,000)	(100,000)
Proceeds from the issuance of long-term debt	-	285,000
Payments on long term debt	(196,000)	(190,000)
Capitalized loan costs	-	(7,000)
Net cash (used) in financing activities	(326,000)	(12,000)

Net change in cash and cash equivalents	9,000	(46,000)

Cash and cash equivalents at beginning of period	128,000	339,000

Cash and cash equivalents at end of period	$137,000	$293,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$128,000	$140,000

Income taxes	$31,000	$18,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At August 13, 2018, the Company operated 27 full-service restaurants. The Company’s restaurant located in Kalispell, Montana that was temporarily closed due to fire damage reopened on June 29, 2018. During the second quarter of fiscal year ending January 28, 2019 (“Fiscal 2019”), the Company also had an additional five restaurants that were not in operation. Three restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names which are owned or licensed from others. Certain of the restaurant brands owned and operated by the Company include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, Casa Bonita®, Pecos Diamond Steakhouse and Frosty Freez. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through August 13, 2018. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each fiscal year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents, if any, outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of August 13, 2018 or August 14, 2017.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company did not record impairment expense associated with restaurant facilities for the sixteen weeks ended August 13, 2018 and August 14, 2017.

f) Buildings and Equipment

Buildings and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

	Years
Buildings		40
Leasehold improvements	15	-	20(1)
Furniture, fixtures and equipment	5	-	8

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

The components of property, buildings and equipment as of August 13, 2018 consist of 27 operating restaurant properties, one restaurant property that is leased to third party, three non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company’s restaurant located in Kalispell, Montana that was temporarily closed due to fire damage reopened on June 29, 2018. The Company has settled with the insurance carrier regarding the Kalispell fire loss and recorded $224,000 in accounts receive as of August 13, 2018. The components of property, buildings and equipment as of January 29, 2018 consisted of 25 operating restaurant properties, one restaurant property that is leased to a third party, three non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $316,000 and $306,000 for the twenty-eight weeks ended August 13, 2018 and August 14, 2017, respectively.

	August 13, 2018			January 29, 2018
Property, building and equipment:		Accum.			Accum.
	Cost	Depr.	Net	Cost	Depr.	Net
Operating	$11,520,000	$7,090,000	$4,430,000	$11,436,000	$6,800,000	$4,636,000
Leased	1,174,000	768,000	406,000	1,174,000	753,000	421,000
Held for Future Use	2,526,000	1,559,000	967,000	2,526,000	1,548,000	978,000
Total	$15,220,000	$9,417,000	$5,803,000	$15,136,000	$9,101,000	$6,035,000

g) Other Assets

Other assets consist of deposits.

h) Intangible Assets

The Company’s intangible assets consist of trademarks as of August 13, 2018 and January 29, 2018. Trademark assets have an indefinite asset life. The Company assesses whether an intangible asset impairment write-down is necessary on annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

i) Segment Reporting

All of the brands the Company operates are in the U.S. within the full-service restaurant industry and provide similar products to similar customers and, therefore, are considered to be one segment for reporting purposes. Sales to external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales.

j) Revenue Recognition

We recognize revenue, net of discounts and incentives, when payment is tendered at the point of sale.  We report revenue net of sales-related taxes collected from customers and remitted to governmental taxing authorities. The Company defers all revenue on gift certificate sales until redeemed. The gift certificate liability is recorded in Rent, licenses and other on the balance sheet.

	January 29, 2018			August 13, 2018
	Gift Certificate Liability	Gift Certificates Issued	Gift Certificates Redeemed	Gift Certificate Liability
Gift Certificates	$18,700	$13,800	$(20,700)	$11,800

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. While early adoption is permitted, the Company has selected a transition date of January 29, 2019. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842). This update provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company will adopt this transition method in the first quarter of fiscal 2020.

Note 3 – Related Party Transactions

Robert E. Wheaton currently beneficially owns approximately 46.7% of our total equity securities and possesses approximately 46.7% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of August 13, 2018 and January 29, 2018. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing, and pursuant to plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $105,000 to Mr. Wheaton for interest during the first two quarters of Fiscal 2019 and the first two quarters fiscal year ending January 29, 2018 (“Fiscal 2018”).

On November 9, 2016, the Company borrowed $450,000 from Mr. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $81,100 and $66,000 in principal during the first two quarters of Fiscal 2019 and Fiscal 2018, respectively, under this mortgage. In addition, the Company paid approximately $13,900 and $23,000 in interest during the first two quarters of Fiscal 2019 and Fiscal 2018, respectively.

The Company has not leased any new restaurants from Mr. Wheaton during Fiscal 2019. During Fiscal 2018, Mr. Wheaton leased to the Company the Rancher’s Grill Steakhouse in Deming, New Mexico, the JB’s Restaurant in Coeur d’Alene, Idaho and the 4B’s Restaurant in Miles City, Montana. The Company also leases other restaurants from Mr. Wheaton. The Company paid to Mr. Wheaton $451,000 and $419,000 in rent during the first two quarters of Fiscal 2019 and Fiscal 2018, respectively. The Company owes Mr. Wheaton $366,000 and $225,000 primarily for interest as of August 13, 2018 and January 29, 2018, respectively.

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	August 13, 2018	August 13, 2018	January 29, 2018	January 29, 2018
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,606,000	$561,000	$2,787,000	$315,000
Other-Miscellaneous	254,000	15,000	269,000	23,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,852,000	$576,000	$5,048,000	$338,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from April 2019 to October 2035.

Note 5 - Commitments and Contingencies

In connection with the Company’s employment contract with Mr. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton three years of his salary plus bonus if he resigns related to a change of control of the Company, termination by the Company without cause or resignation for good reason.

On August 4, 2010, Spirit Master Funding, LLC (“Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest. The outstanding balance was $581,000 and $683,000 as of August 13, 2018 and January 29, 2018, respectively.

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

This Quarterly Report on Form 10-Q (this “Report”)contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather and wildfire conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting policies and other risks detailed in Item 1A of the 2018 Form 10-K, and other filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements.

Executive Summary

Star Buffet, Inc. is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At August 13, 2018 the Company operated 27 full-service restaurants. The Company’s restaurant located in Kalispell, Montana that was temporarily closed due to fire damage reopened on June 29, 2018. During the second quarter of fiscal year ending January 28, 2019 (“Fiscal 2019”), the Company also had an additional five restaurants that were not in operation. Three restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names which are owned or licensed from others. Certain of the restaurant brands owned and operated by the Company include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, Casa Bonita®, Pecos Diamond Steakhouse and Frosty Freez. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Recent Developments

Please refer to Note 6 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for recent developments.

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 14, 2017 and August 14, 2017, respectively.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 13,	August 14,	August 13,	August 14,
	2018	2017	2018	2017
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	31.2	31.3	32.1	31.8
Labor costs	37.1	36.0	37.9	36.6
Occupancy and other expenses	18.7	19.4	20.0	19.8
General and administrative expenses	4.4	3.8	4.5	4.7
Depreciation and amortization	1.8	1.8	2.1	2.0
Total costs, expenses and other	93.2	92.3	96.6	94.9

Income from operations	6.8	7.7	3.4	5.1

Interest expense	1.6	1.6	1.8	1.7
Other income	0.3	0.5	0.3	0.5
Income before income tax	5.5	6.6	1.9	3.9

Income tax provision	0.1	0.3	0.1	0.2
Net income	5.4%	6.3%	1.8%	3.7%

The table below outlines the number of operating and non-operating restaurants by the Company as of August 13, 2018 and January 29, 2018.

	August 13, 2018	January 29, 2018
Operating Restaurants:
4B’s (1) (2)	15	13
JB’s	5	5
Steakhouses (3)	4	4
Buffets (4)	2	2
Casa Bonita	1	1
	27	25
Non-Operating Restaurants:
Leased to Third Parties	1	1
Warehouse	1	1
Held for Future Use	3	3
	5	5
Total	32	30

(1)	Includes one Frosty Freez restaurant, one Antler’s restaurant and one 4 Aces’ restaurant.
(2)	The 4B’s Café in Deer Lodge Montana operates seasonally from approximately May to September.
(3)	Includes two Pecos Diamond, one Bar H and one Rancher’s Grill restaurants.
(4)	Includes one Barnhill’s Salads Buffet Desserts restaurant and one BuddyFreddys restaurant.

Twelve Weeks Ended August 13, 2018 compared to Twelve Weeks Ended August 14, 2017

Overview - The Company has a consolidated net income for the 12-week period ended August 13, 2018 of $389,000 or $0.12 per diluted share as compared with net income of $465,000 or $0.14 per diluted share for the 12 weeks end August 14, 2017, a decrease of approximately $76,000 from the comparable prior fiscal year period. The decrease in net income was primarily from the result of approximately $79,000 decrease from income from operations due primarily to a $160,000 decrease in revenues and higher labor costs as a percentage of revenues.

Revenues - Total revenues decreased by approximately $161,000, or 2.2%, from $7.4 million in the 12 weeks ended August 14, 2017 to $7.3 million in the 12 weeks ended August 13, 2018. The decrease in revenues was primarily the result of an approximately $237,000 decrease in revenue from the closure of two restaurants plus the temporary closure of one restaurant and an approximately $349,000 or 5.1% decrease in comparable same store sales. The decrease in revenues was partially offset by approximately $425,000 attributable to the opening of one restaurant in Fiscal 2019 and three restaurants in the fiscal year ending January 29, 2018 (“Fiscal 2018”).

Food Costs - Food costs as a percentage of total revenues decreased from 31.3% during the 12-week period ended August 14, 2017 to 31.2% during the 12-week period ended August 13, 2018. The food cost decreased in the second quarter of Fiscal 2019 as compared to the same period in Fiscal 2018 as a percentage of sales primarily from slightly lower wholesale costs and lower revenue in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018.

Labor - Labor costs as a percentage of total revenues increased from 36.0% during the 12-week period ended August 14, 2017 to 37.1% during the 12-week period ended August 13, 2018. The increase as a percentage of total revenues was primarily attributable to a higher minimum wages in the States of Arizona, Colorado, Florida and Montana and $161,000 in lower revenue in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 19.4% during the 12-week period ended August 14, 2017 to 18.7% during the 12-week period ended August 13, 2018. The decrease as a percentage of total revenues was primarily attributable to lower rent and repair expense in second quarter of Fiscal 2019 compared to same period in Fiscal 2018. The lower rent was primarily attributable to a rent reimbursement regarding the fire in Kalispell. Occupancy and other expense decreased approximately $86,000 in the second quarter of Fiscal 2018 primarily due to the decrease of $161,000 in revenues and lower rent and repair expense in the second quarter of Fiscal 2019 compared the same period in Fiscal 2018.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 3.8% during the 12-week period ended August 14, 2017 to 4.4% during the 12-week period ended August 13, 2018. General and administrative expense increased from $283,000 during the 12-week period ended August 14, 2017 to $320,000 during the 12-week period ended August 13, 2018. The increase was primarily attributable to higher legal costs in second quarter of Fiscal 2019 compared same period in Fiscal 2018.

Depreciation and Amortization - Depreciation and amortization expense increased from $131,000 during the 12-week period ended August 14, 2017 to $133,000 during the 12-week period ended August 13, 2018. The increase was primarily attributable to additional restaurants acquired.

Interest Expense - Interest expense decreased from $120,000 during the 12-week period ended August 14, 2017 to $115,000 during the 12-week period ended August 13, 2018. The decrease was attributable to lower debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 12-week period ended August 13, 2018 as compared to the 12-week period ended August 14, 2017.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $34,000 for three properties leased for the 12-week period ended August 14, 2017. Rental income was $22,000 for two properties leased for the 12-week period ended August 13, 2018. Rental income was adversely impacted by the loss of one tenant.

Income Taxes - The income tax provision totaled $20,000 for the 12-week period ended August 14, 2017 and $10,000 for the 12-week period ended August 13, 2018. The Company has net deferred income tax assets of $0 on August 13, 2018 and January 29, 2018. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 13, 2018.

Twenty-eight Weeks Ended August 13, 2018 compared to Twenty-eight Weeks Ended August 14, 2017

Overview - The Company has a consolidated net income for the 28-week period ended August 13, 2018 of $255,000 or $0.08 per diluted share as compared with net income of $581,000 or $0.18 per diluted share for the 28-weeks ended August 14, 2017, a decrease of approximately $326,000 from the comparable prior fiscal year period. The decrease in net income was primarily from the result of approximately $313,000 decrease from income from operations due primarily to a $829,000 decrease in revenues and higher food and labor costs as a percentage of revenues.

Revenues - Total revenues decreased by approximately $829,000, or 5.3%, from $15.7 million in the 28 weeks ended August 14, 2017 to $14.8 million in the 28 weeks ended August 13, 2018. The decrease in revenues was primarily the result of an approximately $648,000 decrease in revenue from the closure of two restaurants plus the temporary closure of one restaurant and an approximately $946,000 or 6.5% decrease in comparable same store sales. The decrease in revenues was partially offset by approximately $765,000 attributable to the opening of two restaurants in Fiscal 2019 and three restaurants in Fiscal 2018.

Food Costs - Food costs as a percentage of total revenues increased from 31.8% during the 28-week period ended August 14, 2017 to 32.1% during the 28-week period ended August 13, 2018. The food cost decreased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from stable wholesale costs and higher guest check average in Fiscal 2018 as compared to Fiscal 2017. Food costs decreased by approximately $214,000 in the 28-week period ended August 13, 2018 compared to the same period ended August 14, 2017 primarily due a $829,000 decrease in revenues.

Labor - Labor costs as a percentage of total revenues increased from 36.6% during the 28-week period ended August 14, 2017 to 37.9% during the 28-week period ended August 13, 2018. The increase as a percentage of total revenues was primarily attributable to a higher minimum wages in the States of Arizona, Colorado, Florida and Montana and $829,000 in lower revenue in the first two quarters of Fiscal 2019 compared to the first two quarters of Fiscal 2018.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 19.8% during the 28-week period ended August 14, 2017 to 20.0% during the 28-week period ended August 13, 2018. The increase as a percentage of total revenues was primarily attributable to a higher rent expense in first two quarters of Fiscal 2019 compared to same period in Fiscal 2018. Occupancy and other expense decreased approximately $132,000 in the 28-week period ended August 13, 2018 primarily due to the decrease of $829,000 in revenues in the first two quarters of Fiscal 2019 compared the same period in Fiscal 2018.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 4.7% during the 28-week period ended August 14, 2017 to 4.5% during the 28-week period ended August 13, 2018. General and administrative expense decreased from $741,000 during the 28-week period ended August 14, 2017 to $668,000 during the 28-week period ended August 14, 2017. The decrease as a percentage of total revenues was primarily due to a decrease in insurance expense in the first two quarters of Fiscal 2019 compared the same period in Fiscal 2018.

Depreciation and Amortization - Depreciation and amortization expense increased from $306,000 during the 28-week period ended August 14, 2017 to $316,000 during the 28-week period ended August 13, 2018. The increase was primarily attributable to additional restaurants acquired.

Interest Expense - Interest expense decreased from $277,000 during the 28-week period ended August 14, 2017 to $267,000 during the 28-week period ended August 13, 2018. The decrease was attributable to lower debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 28-week period ended August 13, 2018 as compared to the 28-week period ended August 14, 2017.

Other Income - Other income consists primarily of rental income from the Company’s leased properties. Rental income was $82,000 for three properties leased for the 28-week period ended August 14, 2017. Rental income was $49,000 for two properties leased for the 28-week period ended August 13, 2018. Rental income was adversely impacted by the loss of one tenant.

Income Taxes - The income tax provision totaled $30,000 for the 28-week period ended August 14, 2017 and $20,000 for the 28-week period ended August 13, 2018. The Company has net deferred income tax assets of $0 on August 13, 2018 and January 29, 2018. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 13, 2018.

Impact of Inflation

The impact of inflation on food, labor, equipment and construction and remodeling of restaurants could affect the Company’s margins. Many of the Company’s employees are paid hourly rates related to state minimum wage laws that are tied to inflation indexes so that changes in these laws would result in higher labor costs to the Company. In addition, food items purchased by the Company are subject to market supply and demand pressures. Over time, the Company believes that modest increases in these costs can be offset through price changes and other cost control efforts. However, in periods in which costs are increasing rapidly, such as the current period in which minimum wages have increased significantly in some states, the Company is generally not able to pass significant costs on to its customers in a short period of time.

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from our principal shareholders.

As of August 13, 2018, the Company had $137,000 in cash.  Cash and cash equivalents increased by $9,000 during the 28-weeks ended August 13, 2018. The net working capital deficit was $3.7 million at August 13, 2018 and January 29, 2018. To the extent that we need to raise additional capital to grow our business, we anticipate raising such capital through some combination of the issuance of common stock, preferred stock or debt. We have recently been borrowing required capital to grow our business from our principal shareholder. We have no commitment from this shareholder to provide additional capital or assurance that this shareholder will voluntarily continue to provide capital as needed. We may be unable to raise additional capital as needed, or if successful, we will likely be required to pay a higher price for any capital.

The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $198,000 on capital expenditures during the 28-weeks ending August 13, 2018, primarily on existing restaurants. The Company spent approximately $576,000 on capital expenditures during the 28-weeks ending August 14, 2017.

Cash provided from operations was approximately $533,000 for the 28-weeks ending August 13, 2018 and $542,000 for the 28-weeks ending August 14, 2017, respectively.

Cash used by financing activities was approximately $326,000 for the 28-weeks ending August 13, 2018 compared to cash used by financing activities of approximately $12,000 for the 28-weeks ending August 14, 2017. In the first two quarters of Fiscal 2019, cash used by financing activities was as follows: The Company made net debt payments of approximately $196,000 and had checks written in excess of bank balance of $108,000, a change of $130,000. In the first two quarters of Fiscal 2018, cash used by financing activities was as follows: The Company made net debt payments of approximately $190,000, had loan proceeds of approximately $285,000, had loan costs of $7,000 and had checks written in excess of bank balance of $0, a change of $100,000.

The following table is a summary of the Company’s outstanding debt obligations.

	August 13, 2018	August 13, 2018	January 29, 2018	January 29, 2018
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,606,000	$561,000	$2,787,000	$315,000
Other-Miscellaneous	254,000	15,000	269,000	23,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,852,000	$576,000	$5,048,000	$338,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from April 2019 to October 2035.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of August 13, 2018 and January 29, 2018. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,991,936 and the interest of $196,957 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016, the Company reverted back to the original interest rate of 8.5%. The Company expensed $105,000 to Robert E. Wheaton for interest during the first two quarters of Fiscal 2019 and Fiscal 2018.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton to remodel the 4B’s Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $81,100 and $66,000 in principal during the first two quarters of Fiscal 2019 and Fiscal 2018, respectively, under this mortgage. In addition, the Company paid approximately $13,900 and $23,000 in interest during the first two quarters of Fiscal 2019 and Fiscal 2018, respectively.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending August 13, 2018 and August 14, 2017.

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

Buildings and Equipment

Buildings and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

	Years
Buildings		40
Leasehold improvements	15	-	20(1)
Furniture, fixtures and equipment	5	-	8

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. While early adoption is permitted, the Company has selected a transition date of January 29, 2019. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842). This update provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company will adopt this transition method in the first quarter of fiscal 2020.

Off-Balance Sheet Arrangements

As of August 13, 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 13, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended August 13, 2018, there were no new, or material developments in any existing legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

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

Star Buffet, Inc.

Date: September 24, 2018	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President, Chief Financial Officer and Chairman

September 24, 2018	By:	/s/ Ronald E. Dowdy
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
101

The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended August 13, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

† Filed concurrently herewith.