Form 10-Q
period 2018-11-05
STAR BUFFET INC
filed 2018-12-17
CIK 1043156

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 5, 2018

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

    Yes [X]    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 12, 2018 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 5, 2018	January 29, 2018
ASSETS

Current assets:
Cash and cash equivalents	$122,000	$128,000
Receivables, net	135,000	165,000
Inventories	299,000	342,000
Prepaid expenses	160,000	39,000

Total current assets	716,000	674,000

Property, buildings and equipment, net	5,820,000	6,035,000

Other assets, net	247,000	256,000
Intangible assets, net	33,000	33,000

Total assets	$6,816,000	$6,998,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,145,000	$869,000
Checks written in excess of bank balance	164,000	238,000
Payroll and related taxes	1,405,000	1,400,000
Sales and property taxes	562,000	516,000
Rent, licenses and other	829,000	980,000
Income tax payable	31,000	32,000
Current maturities of obligations under long-term debt	578,000	338,000

Total current liabilities	4,714,000	4,373,000

Deferred Rent Payable	376,000	317,000
Other long-term liabilities	356,000	510,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,207,000	2,718,000

Total liabilities	9,645,000	9,910,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(20,575,000)	(20,658,000)

Total stockholders’ equity	(2,829,000)	(2,912,000)

Total liabilities and stockholders’ equity	$6,816,000	$6,998,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 5,	November 6,	November 5,	November 6,
	2018	2017	2018	2017
Total revenues	$5,992,000	$5,729,000	$20,838,000	$21,404,000

Costs, expenses and other
Food costs	1,953,000	1,865,000	6,720,000	6,846,000
Labor costs	2,396,000	2,189,000	8,027,000	7,927,000
Occupancy and other expenses	1,296,000	1,284,000	4,267,000	4,387,000
General and administrative expenses	279,000	281,000	947,000	1,022,000
Depreciation and amortization	135,000	134,000	451,000	440,000

Total costs, expenses and other	6,059,000	5,753,000	20,412,000	20,622,000

Income (loss) from operations	(67,000)	(24,000)	426,000	782,000

Interest expense	116,000	124,000	383,000	401,000
Other income	21,000	46,000	70,000	128,000

Income (loss) before income taxes	(162,000)	(102,000)	113,000	509,000
Income tax provision	(10,000)	-	(30,000)	(30,000)

Net income (loss)	$(172,000)	$(102,000)	$83,000	$479,000

Net income (loss) per common share – basic and diluted	$(0.05)	$(0.03)	$0.03	$0.15

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Forty Weeks Ended
	November 5, 2018	November 6, 2017
Cash flows from operating activities:
Net income	$83,000	$479,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	451,000	440,000
Amortization of franchise, loan cost, licenses and other	4,000	4,000
Change in operating assets and liabilities:
Receivables, net	29,000	122,000
Inventories	43,000	(35,000)
Prepaid expenses	(121,000)	(121,000)
Deposits and other	9,000	(80,000)
Deferred rent payable	58,000	36,000
Accounts payable-trade	277,000	(13,000)
Income taxes payable	(1,000)	12,000
Other accrued liabilities	(140,000)	(536,000)
Net cash provided by operating activities	692,000	308,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(349,000)	(726,000)
Net cash (used) in investing activities	(349,000)	(726,000)

Cash flows from financing activities:
Checks written in excess of bank balance	(74,000)	159,000
Proceeds from the issuance of long-term debt	-	285,000
Payments on long term debt	(275,000)	(251,000)
Capitalized loan costs	-	(7,000)
Net cash (used) in financing activities	(349,000)	186,000

Net change in cash and cash equivalents	(6,000)	(232,000)

Cash and cash equivalents at beginning of period	128,000	339,000

Cash and cash equivalents at end of period	$122,000	$107,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$185,000	$207,000

Income taxes	$31,000	$18,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. As of November 5, 2018, the Company operated 27 full-service restaurants. During the third quarter of fiscal year ending January 28, 2019 (“Fiscal 2019”), the Company also had an additional five restaurants that were not in operation. Three restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names which are owned by the Company or licensed from others. Certain of the restaurant brands owned and operated by the Company include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, Casa Bonita®, Pecos Diamond Steakhouse and Frosty Freez. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through November 5, 2018. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each fiscal year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents, if any, outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of November 5, 2018 or November 6, 2017.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company did not record impairment expense associated with restaurant facilities for the twelve weeks ended November 5, 2018 and November 6, 2017.

f) Buildings and Equipment

Buildings and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives:

	Years
Buildings		40
Leasehold improvements	15	-	20(1)
Furniture, fixtures and equipment	5	-	8

(1)

Leasehold improvements are amortized over the lesser of the life of the lease or the estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception as reasonably likely to be exercised. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements would be required to be expensed immediately, which could result in a significant charge to operating results in that period.

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

The components of property, buildings and equipment as of November 5, 2018 consist of 27 operating restaurant properties, one restaurant property that is leased to third party, three non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company’s restaurant located in Kalispell, Montana that was temporarily closed due to fire damage reopened on June 29, 2018. The Company has settled with the insurance carrier regarding the Kalispell fire loss and recorded $10,000 in accounts receivable as of November 5, 2018. The components of property, buildings and equipment as of January 29, 2018 consisted of 25 operating restaurant properties, one restaurant property that is leased to a third party, three non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $451,000 and $440,000 for the forty weeks ended November 5, 2018 and November 6, 2017, respectively.

	November 5, 2018			January 29, 2018
Property, building and equipment:		Accum.			Accum.
	Cost	Depr.	Net	Cost	Depr.	Net
Operating	$11,671,000	$7,210,000	$4,461,000	$11,436,000	$6,800,000	$4,636,000
Leased	1,174,000	774,000	400,000	1,174,000	753,000	421,000
Held for Future Use	2,526,000	1,567,000	959,000	2,526,000	1,548,000	978,000
Total	$15,371,000	$9,551,000	$5,820,000	$15,136,000	$9,101,000	$6,035,000

g) Other Assets

Other assets consist of deposits.

h) Intangible Assets

The Company’s intangible assets consist of trademarks as of November 5, 2018 and January 29, 2018. Trademark assets have an indefinite asset life. The Company assesses whether an intangible asset impairment write-down is necessary on annual basis or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

i) Segment Reporting

All of the brands the Company operates are in the U.S. within the full-service restaurant industry and provide similar products to similar customers and, therefore, are considered to be one segment for reporting purposes. Sales to external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales.

j) Revenue Recognition

We recognize revenue, net of discounts and incentives, when payment is tendered at the point of sale.  We report revenue net of sales-related taxes collected from customers and remitted to governmental taxing authorities. The Company defers all revenue on gift certificate sales until redeemed. The gift certificate liability is recorded in the Rent, licenses and other balance sheet account.

	January 29, 2018			November 5, 2018
	Gift Certificate Liability	Gift Certificates Issued	Gift Certificates Redeemed	Gift Certificate Liability
Gift Certificates	$18,700	$17,200	$(26,600)	$9,300

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

Note 3 – Related Party Transactions

Robert E. Wheaton beneficially owns approximately 46.7% of our total equity securities and possesses approximately 46.7% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of November 5, 2018 and January 29, 2018. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing, and pursuant to plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $150,000 to Mr. Wheaton for interest during the first three quarters of Fiscal 2019 and the first three quarters fiscal year ending January 29, 2018 (“Fiscal 2018”).

On November 9, 2016, the Company borrowed $450,000 from Mr. Wheaton to remodel the 4B’s Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $113,000 and $101,000 in principal during the first three quarters of Fiscal 2019 and Fiscal 2018, respectively, under this mortgage. In addition, the Company paid approximately $21,000 and $33,000 in interest during the first three quarters of Fiscal 2019 and Fiscal 2018, respectively.

The Company has not leased any new restaurants from Mr. Wheaton during Fiscal 2019. During Fiscal 2018, Mr. Wheaton leased to the Company the Rancher’s Grill Steakhouse in Deming, New Mexico, the JB’s Restaurant in Coeur d’Alene, Idaho and the 4B’s Restaurant in Miles City, Montana. The Company also leases other restaurants from Mr. Wheaton. The Company paid to Mr. Wheaton $645,000 and $612,000 in rent during the first three quarters of Fiscal 2019 and Fiscal 2018, respectively. The Company owes Mr. Wheaton $489,000 and $203,000 primarily for interest as of November 5, 2018 and January 29, 2018, respectively.

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	November 5, 2018	November 5, 2018	January 29, 2018	January 29, 2018
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,533,000	$563,000	$2,787,000	$315,000
Other-Miscellaneous	252,000	15,000	269,000	23,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,777,000	$578,000	$5,048,000	$338,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from April 2019 to October 2035.

Note 5 - Commitments and Contingencies

In connection with the Company’s employment contract with Mr. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton three years of his salary plus bonus if he resigns related to a change of control of the Company, termination by the Company without cause or resignation for good reason.

On August 4, 2010, Spirit Master Funding, LLC (“Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest. The outstanding balance was $537,000 and $683,000 as of November 5, 2018 and January 29, 2018, respectively.

In addition to the matters set forth above, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

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

Executive Summary

Star Buffet, Inc. is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. As of November 5, 2018, the Company operated 27 full-service restaurants. During the second quarter of fiscal year ending January 28, 2019 (“Fiscal 2019”), the Company also had an additional five restaurants that were not in operation. Three restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names which are owned by the Company or licensed from others. Certain of the restaurant brands owned and operated by the Company include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, Casa Bonita®, Pecos Diamond Steakhouse and Frosty Freez. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and an accounting office in Salt Lake City, Utah.

Recent Developments

None.

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 40 weeks ended November 5, 2018 and November 6, 2017, respectively.

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2018	November 6, 2017	November 5, 2018	November 6, 2017
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	32.6	32.6	32.3	32.0
Labor costs	40.0	38.2	38.5	37.0
Occupancy and other expenses	21.6	22.4	20.5	20.5
General and administrative expenses	4.7	4.9	4.5	4.8
Depreciation and amortization	2.3	2.3	2.2	2.1
Total costs, expenses and other	101.2	100.4	98.0	96.4

Income from operations	(1.2)	(0.4)	2.0	3.6

Interest expense	1.9	2.2	1.8	1.9
Other income	0.4	0.8	0.3	0.6
Income before income tax	(2.7)	(1.8)	0.5	2.3

Income tax provision	0.2	-	0.1	0.1
Net income	(2.9)%	(1.8)%	0.4%	2.2%

The table below outlines the number of operating and non-operating restaurants by the Company as of November 5, 2018 and January 29, 2018.

	November 5, 2018	January 29, 2018
Operating Restaurants:
4B’s (1) (2)	15	13
JB’s	5	5
Steakhouses (3)	4	4
Buffets (4)	2	2
Casa Bonita	1	1
	27	25
Non-Operating Restaurants:
Leased to Third Parties	1	1
Warehouse	1	1
Held for Future Use	3	3
	5	5
Total	32	30

(1)	Includes one Frosty Freez restaurant, one Antler’s restaurant and one 4 Aces’ restaurant.
(2)	The 4B’s Café in Deer Lodge Montana operates seasonally from approximately May to September.
(3)	Includes two Pecos Diamond restaurants, one Bar H restaurant and one Rancher’s Grill restaurant.
(4)	Includes one Barnhill’s Salads Buffet Desserts restaurant and one BuddyFreddys restaurant.

Twelve Weeks Ended November 5, 2018 compared to Twelve Weeks Ended November 6, 2017

Overview - The Company has a consolidated net loss for the 12-week period ended November 5, 2018 of $(172,000) or $(0.05) per diluted share as compared with net loss of $(102,000) or $(0.03) per diluted share for the 12 weeks end November 6, 2017, a decrease of approximately $70,000 from the comparable prior fiscal year period. The increase in the net 1oss was primarily from the result of approximately $43,000 lower income from operations due primarily to higher labor costs as a percentage of revenues and a $25,000 decrease in other income primarily from lower rent income.

Revenues - Total revenues increased by approximately $263,000, or 4.6%, from $5.7 million in the 12-week period ended November 6, 2017 to $6.0 million in the 12-week period ended November 5, 2018. The increase in revenues was primarily the result of an approximately $333,000 attributable to the opening of two restaurants in Fiscal 2019 and one restaurant in the fiscal year ending January 29, 2018 (“Fiscal 2018”) and approximately $205,000 from the opening of one store closed due to a kitchen fire. The increase in revenues was partially offset by approximately $188,000 or 3.4% decrease in comparable same store sales and approximately $87,000 attributable to the decrease in revenue from the closure of one restaurant plus the temporary closure of one restaurant.

Food Costs - Food costs as a percentage of total revenues remained the same at 32.6% during the 12-week period ended November 6, 2017 and during the 12-week period ended November 5, 2018.

Labor - Labor costs as a percentage of total revenues increased from 38.2% during the 12-week period ended November 6, 2017 to 40.0% during the 12-week period ended November 5, 2018. The increase as a percentage of total revenues was primarily attributable to a higher minimum wages in the States of Arizona, Colorado, Florida and Montana in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues decreased from 22.4% during the 12-week period ended November 6, 2017 to 21.6% during the 12-week period ended November 5, 2018. The decrease as a percentage of total revenues was primarily attributable to lower repair and supplies expense in third quarter of Fiscal 2019 compared to same period in Fiscal 2018.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 4.9% during the 12-week period ended November 6, 2017 to 4.7% during the 12-week period ended November 5, 2018. General and administrative expense decreased from $281,000 during the 12-week period ended November 6, 2017 to $279,000 during the 12-week period ended November 5, 2018. The decrease as percentage of sales was primarily attributable to higher revenue of approximately $263,000 in third quarter of Fiscal 2019 compared same period in Fiscal 2018.

Depreciation and Amortization - Depreciation and amortization expense increased from $134,000 during the 12-week period ended November 6, 2017 to $135,000 during the 12-week period ended November 5, 2018. The increase was primarily attributable to additional restaurants acquired.

Interest Expense - Interest expense decreased from $124,000 during the 12-week period ended November 6, 2017 to $116,000 during the 12-week period ended November 5, 2018. The decrease was attributable to lower debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 12-week period ended November 5, 2018 as compared to the 12-week period ended November 6, 2017.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $46,000 for three properties leased for the 12-week period ended November 6, 2017. Rental income was $21,000 for two properties leased for the 12-week period ended November 5, 2018. Rental income was adversely impacted by the loss of one tenant.

Income Taxes - The income tax provision totaled $0 for the 12-week period ended November 6, 2017 and $10,000 for the 12-week period ended November 5, 2018. The Company has net deferred income tax assets of $0 on November 5, 2018 and January 29, 2018. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of November 5, 2018.

Forty Weeks Ended November 5, 2018 compared to Forty Weeks Ended November 6, 2017

Overview - The Company has a consolidated net income for the 40-week period ended November 5, 2018 of $83,000 or $0.03 per diluted share as compared with net income of $479,000 or $0.15 per diluted share for the 40-weeks ended November 6, 2017, a decrease of approximately $396,000 from the comparable prior fiscal year period. The decrease in net income was primarily from the result of approximately $356,000 decrease from income from operations due primarily to a $566,000 decrease in revenues and higher food and labor costs as a percentage of revenues.

Revenues - Total revenues decreased by approximately $566,000, or 2.6%, from $21.4 million in the 40-week period ended November 6, 2017 to $20.8 million in the 40-week period ended November 5, 2018. The decrease in revenues was primarily the result of an approximately $735,000 decrease in revenue from the closure of three restaurants of which two restaurants are temporarily closed and an approximately $1.1 million or 5.6% decrease in comparable same store sales. The decrease in revenues was partially offset by approximately $1.3 million attributable to the opening of two restaurants in Fiscal 2019, three restaurants in Fiscal 2018 and from the opening of one store closed due to a kitchen fire.

Food Costs - Food costs as a percentage of total revenues increased from 32.0% during the 40-week period ended November 6, 2017 to 32.3% during the 40-week period ended November 5, 2018. The food cost increased in the current fiscal year as compared to the same period in the prior year as a percentage of sales primarily from slightly higher wholesale costs in Fiscal 2019 as compared to Fiscal 2018. Food costs decreased by approximately $126,000 in the 40-week period ended November 5, 2018 compared to the same period ended November 6, 2017 primarily due a $566,000 decrease in revenues.

Labor - Labor costs as a percentage of total revenues increased from 37.0% during the 40-week period ended November 6, 2017 to 38.5% during the 40-week period ended November 5, 2018. The increase as a percentage of total revenues was primarily attributable to a higher minimum wages in the States of Arizona, Colorado, Florida and Montana and $566,000 in lower revenue in the first three quarters of Fiscal 2019 compared to the first three quarters of Fiscal 2018.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues remained the same at 20.5% during the 40-week period ended November 6, 2017 and during the 40-week period ended November 5, 2018. Occupancy and other expense decreased approximately $120,000 in the 40-week period ended November 5, 2018 primarily due to the decrease of $566,000 in revenues in the first three quarters of Fiscal 2019 compared the same period in Fiscal 2018.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues decreased from 4.8% during the 40-week period ended November 6, 2017 to 4.5% during the 40-week period ended November 5, 2018. General and administrative expense decreased from $1,022,000 during the 40-week period ended November 6, 2017 to $947,000 during the 40-week period ended November 5, 2018. The decrease as a percentage of total revenues was primarily due to a decrease in insurance and license expense partially offset by higher legal expense in the first three quarters of Fiscal 2019 compared the same period in Fiscal 2018.

Depreciation and Amortization - Depreciation and amortization expense increased from $440,000 during the 40-week period ended November 6, 2017 to $451,000 during the 40-week period ended November 5, 2018. The increase was primarily attributable to additional restaurants acquired.

Interest Expense - Interest expense decreased from $401,000 during the 40-week period ended November 6, 2017 to $383,000 during the 40-week period ended November 5, 2018. The decrease was attributable to lower debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 40-week period ended November 5, 2018 as compared to the 40-week period ended November 6, 2017.

Other Income - Other income consists primarily of rental income from the Company’s leased properties. Rental income was $128,000 for three properties leased for the 40-week period ended November 6, 2017. Rental income was $70,000 for two properties leased for the 40-week period ended November 5, 2018. Rental income was adversely impacted by the loss of one tenant.

Income Taxes - The income tax provision totaled $30,000 for the 40-week period ended November 6, 2017 and $30,000 for the 40-week period ended November 5, 2018. The Company has net deferred income tax assets of $0 on November 5, 2018 and January 29, 2018. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of November 5, 2018.

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

As of November 5, 2018, the Company had $122,000 in cash.  Cash and cash equivalents decreased by $6,000 during the 40-weeks ended November 5, 2018. The net working capital deficit was $4.0 million and $3.7 million at November 5, 2018 and January 29, 2018, respectively. To the extent that we need to raise additional capital to grow our business, we anticipate raising such capital through some combination of the issuance of common stock, preferred stock or debt. We have recently been borrowing required capital to grow our business from our principal shareholder. We have no commitment from this shareholder to provide additional capital or assurance that this shareholder will voluntarily continue to provide capital as needed. We may be unable to raise additional capital as needed, or if successful, we will likely be required to pay a higher price for any capital.

The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $349,000 on capital expenditures during the 40-weeks ending November 5, 2018, primarily on existing restaurants. The Company spent approximately $726,000 on capital expenditures during the 40-weeks ending November 6, 2017.

Cash provided from operations was approximately $692,000 for the 40-weeks ending November 5, 2018 and $308,000 for the 40-weeks ending November 6, 2017, respectively.

Cash used by financing activities was approximately $349,000 for the 40-weeks ending November 5, 2018 compared to cash provided by financing activities of approximately $186,000 for the 40-weeks ending November 6, 2017. In the first three quarters of Fiscal 2019, cash used by financing activities was as follows: The Company made net debt payments of approximately $275,000 and had checks written in excess of bank balance of $164,000, a change of $74,000. In the first three quarters of Fiscal 2018, cash used by financing activities was as follows: The Company made net debt payments of approximately $251,000, had loan proceeds of approximately $285,000, had loan costs of $7,000 and had checks written in excess of bank balance of $259,000 a change of $159,000.

The following table is a summary of the Company’s outstanding debt obligations.

	November 5, 2018	November 5, 2018	January 29, 2018	January 29, 2018
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,533,000	$563,000	$2,787,000	$315,000
Other-Miscellaneous	252,000	15,000	269,000	23,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,777,000	$578,000	$5,048,000	$338,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from April 2019 to October 2035.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of November 5, 2018 and January 29, 2018. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016, the Company reverted back to the original interest rate of 8.5%. The Company expensed $105,000 to Robert E. Wheaton for interest during the first three quarters of Fiscal 2019 and Fiscal 2018.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton to remodel the 4B’s Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $113,000 and $101,000 in principal during the first three quarters of Fiscal 2019 and Fiscal 2018, respectively, under this mortgage. In addition, the Company paid approximately $21,000 and $33,000 in interest during the first three quarters of Fiscal 2019 and Fiscal 2018, respectively.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending November 5, 2018 and November 6, 2017.

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

(1)

Leasehold improvements are amortized over the lesser of the life of the lease or the estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception as reasonably likely to be exercised. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements would be required to be expensed immediately, which could result in a significant charge to operating results in that period.

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

Off-Balance Sheet Arrangements

As of November 5, 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended November 5, 2018, there were no new, or material developments in any existing legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

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

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation filed on July 28, 1997*
3.2	Bylaws filed on September 9, 1997**
4.1	Form of Common Stock Certificate filed on September 22, 1997***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101

The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended November 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

________________________________________

* Previously filed as an exhibit to the Registration Statement on Form S-1, (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

*** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

† Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Star Buffet, Inc.

Date: December 17, 2018	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President, Chief Financial Officer and Chairman

December 17, 2018	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer