Form 10-K
period 2019-01-28
STAR BUFFET INC
filed 2019-04-26
CIK 1043156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2019

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At August 13, 2018, the last business day of the registrant’s second fiscal quarter for Registrant’s 2019 fiscal year, there were outstanding 3,213,075 shares of the registrant’s common stock, $.001 par value. The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the OTC Pink Sheets on August 13, 2018, ($0.65 per share) was approximately $969,000. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 19, 2019, the registrant had 3,213,075 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for June 26, 2019.

i

STAR BUFFET, INC., AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 28, 2019

ii

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

PART I

Item 1. Business

Overview

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. As of January 28, 2019, the Company operated 26 full-service restaurants. Additionally, during the 52-week period ended January 28, 2019 (“Fiscal 2019”), the Company also had five closed restaurants, three closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. One of five closed restaurants held for remodeling and repositioning was sold on December 31, 2018. The Company’s restaurants operate under trade names which, with one exception, are owned by the Company. Certain of the restaurant brands owned and operated by the Company include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, Casa Bonita®, Pecos Diamond Steakhouse and Frosty Freez. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and management information systems in Salt Lake City, Utah.

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

Restaurant Concepts

As of January 28, 2019, the Company operated eleven 4B’s restaurants, five JB’s restaurants, two Pecos Diamond Steakhouses, one Rancher’s Grill Steakhouse, one Frosty Freez restaurant operated under the 4B’s brand, one Antler’s restaurant operated under the 4B’s brand, one Barnhill’s Buffet restaurant, one BuddyFreddys restaurant, one Casa Bonita Mexican theme restaurant and one Bar-H Steakhouse. In addition, the Company operated one seasonal 4Bs’ restaurant scheduled to reopen in May 2019. During Fiscal 2019, the Company also had five closed restaurants; three closed for remodeling and repositioning; one leased to a third-party operator; and one used as a warehouse. One of five closed restaurants held for remodeling and repositioning was sold on December 31, 2018.

The Company, through its wholly-owned Southern Barns, Inc. (“Southern Barns”) subsidiary operated as of January 28, 2019 one Barnhill’s Buffet restaurant located in Arkansas. The restaurant is approximately 10,000 square feet and seat approximately 375 customers.

The Company, through its wholly-owned 4B’s Holdings, Inc. (“4B’s”) subsidiary operated as of January 28, 2019 eleven 4B’S restaurants, one Frosty Freez restaurant and one Antler’s restaurant all of which are located in Montana except for one located in Wyoming. In addition, the Company operated one seasonal 4Bs’ restaurant scheduled to reopen in May 2019. The 4B’s branded restaurants are approximately 3,500 to 5,500 square feet in size and seat approximately 110 to 175 customers.

The Company, through its wholly-owned JB’s Star Holdings, Inc. (“JB’s Star”) subsidiary, operated as of January 28, 2019 five JB’s restaurants with one each located in Arizona, Montana, Utah and two located in Idaho. The JB’s restaurants are approximately 4,000 to 5,500 square feet in size and seat approximately 110 to 175 customers.

The Company, through its wholly-owned StarTexas Restaurants, Inc. (“StarTexas”) subsidiary, operated as of January 28, 2019 one Pecos Diamond Steakhouse in Dumas, Texas and one Pecos Diamond Steakhouse in Artesia, New Mexico, one Rancher’s Grill Steakhouse in Deming, New Mexico and a Bar-H Steakhouse in Dalhart, Texas. The Pecos Diamond Steakhouses, Rancher’s Grill Steakhouse and Bar-H Steakhouse are each approximately 5,000 square feet with seating capacity for 150 customers.

The Company, through its wholly-owned Summit Family Restaurants Inc. (“Summit”) subsidiary, operated as of January 28, 2019 one Casa Bonita restaurant located in Colorado. The Casa Bonita facility is approximately 52,000 square feet with seating capacity for approximately 1,400 customers.

The Company, through its wholly-owned Florida Buffet Holdings, Inc. (“Florida Buffet”) subsidiary, operated as of January 28, 2019 one restaurant in located Florida under the brand name BuddyFreddys. The BuddyFreddys is approximately 9,000 square feet and seats approximately 300 customers.

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

Employees

As of April 19, 2019, the Company employed approximately 815 persons, of whom approximately 810 were restaurant employees. Restaurant employees include salaried management and both full-time and part-time workers paid on an hourly basis. No Company employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Corporate History

Star Buffet, Inc. was incorporated in Delaware on July 28, 1997 to operate as a multi-concept restaurant holding company.

Item 1A. Risk Factors

You should carefully consider the following risk factors before you decide to invest in our Company and our business because these risk factors may have a significant impact on our business, operating results, financial condition, and cash flows. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

We require capital in order to operate our business and additional capital to implement the Company’s strategy to grow primarily through the acquisition of existing restaurants that currently operate in the family dining, steakhouse or buffet market segments. We have negative working capital as of January 28, 2019. We have recently been borrowing required growth capital from our principle shareholders. We have no commitment from them to provide additional capital or assurance that they will voluntarily continue to provide capital as needed. We may need to seek outside capital through the issuance of common stock, preferred stock or debt. We may be unable to raise additional capital as needed, and we will likely be required to pay a high price for capital. Factors affecting the availability and price of capital include the following:

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

The majority of our facilities are leased. Certain of these leases contain limited renewal options and other leases contain escalating or fair market increases for rents upon renewal. There can be no assurance that these facility leases can be renewed at lease rates that permit the restaurant to be operated profitably. Our leases expire on dates ranging from 2019 to 2042. If we close a restaurant, we may remain committed to performing our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations.

Increases in wages and benefits may harm our results of operations.

Our results of operations are sensitive to increases in food, labor and other operating costs that cannot always be passed on to our guests in the form of higher prices. Minimum wage increases took effect in states where our restaurants are located in January 2016, January 2017, January 2018 and January 2019. These increases and potential future changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Affordable Care Act, could cause us to incur additional wage and benefits costs and may indirectly increase other costs as higher wage costs for service and commodity suppliers are passed on to us. In connection with higher energy prices, commodity suppliers have passed on higher wholesale prices and higher transportation costs. In anticipation of these past and future increases, we periodically increase menu prices with the desire of maintaining margins. However, market conditions may limit our ability to raise menu prices and, even if we raise prices, the increase may adversely affect the volume of our sales, reducing future revenues and profitability.

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

As of January 28, 2019, we had $4,730,000 in total indebtedness, the majority of which is indebtedness to our Chief Executive Officer, Mr. Wheaton. If we experience flat or negative operating results, we may be unable to service our debt. If we default on our indebtedness, our creditors have broad remedies, including foreclosure on any pledged assets.

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

Sale of a substantial number of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of April 19, 2019, 3,213,075 shares of common stock were outstanding. We cannot predict the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of our common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company’s restaurants are primarily freestanding locations. As of January 28, 2019, 24 of 30 of the Company’s restaurant facilities were leased. The leases expire at various date through 2042. Many restaurant leases have renewal options to extend for terms of 2 to 16 years from the terms of the original agreement. Substantially all require payment of real estate taxes, insurance and certain maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method. The Company also has a leased administrative office in Scottsdale, Arizona.

The following is a summary of the Company's restaurant properties as of January 28, 2019:

Total
Owned	6
Leased	24
Total	30

As of January 28, 2019, the Company’s restaurants are located in the following states:

State	Total
Arkansas	2
Arizona	1
Colorado	1
Florida	1
Idaho	2
Mississippi	1
Montana	14
New Mexico	2
Texas	2
Utah	2
Wyoming	2
Total	30

The Company’s restaurant located in Kalispell, Montana that was temporarily closed in August 2017 due to fire damage reopened in June 2018.

As of January 28, 2019, the Company’s non-operating restaurants are located in the following states:

State	Total
Arkansas	1
Mississippi	1
Utah	1
Wyoming	1
Total	4

During Fiscal 2019, one of the five non-operating restaurants had been leased to a third-party operator, one was used as warehouse and two were closed for remodeling and repositioning. In addition, one was sold on December 31, 2018.

Item 3. Legal Proceedings

Prior to the Company’s bankruptcy filings, on August 4, 2010, Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the unsecured creditor claim for $900,000 and the current balance is $525,000.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s Common Stock is quoted on the OTC Pink Sheets under the symbol “STRZ”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low bid information for the Common Stock for the fiscal years 2019 and 2018.

Fiscal Year	2019		2018
	High	Low	High	Low
First Quarter	$1.00	$0.82	$1.45	$0.90
Second Quarter	1.36	0.65	1.30	0.90
Third Quarter	0.90	0.30	1.05	0.82
Fourth Quarter	0.65	0.25	0.92	0.70

Dividends

Although we have retained earnings for use in our business in our recent past, we reserve the right to resume dividend payments in the future.

Outstanding Shares and Number of Shareholders

As of April 19, 2019, the number of shares of common stock outstanding was 3,213,075 held by approximately 250 holders of record.

Recent Sales of Unregistered Securities

We did not sell any securities in transactions that were not registered under the Securities Act in the quarter ended January 28, 2019.

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

Operations

The operating results for the 52-week period ended January 28, 2019 (“Fiscal 2019”) and for the 52-week period ended January 29, 2018 (“Fiscal 2018”) are as follows:

The operating results for Fiscal 2019 included 52 weeks of operations for the Company’s nine 4B’s restaurants, five JB’s restaurants, two Pecos Diamond Steakhouses, one BuddyFreddys restaurant, one Barnhill’s Buffet restaurant, one Casa Bonita Mexican theme restaurant, one Rancher’s Grill Steakhouse, one Antler’s restaurant and one Bar-H Steakhouse. The results included one 4B’s restaurant for 37 weeks and one Frosty Freez restaurant for 34 weeks. The results also included one 4B’s restaurant for 30 weeks that had operated under the Finnegan’s brand prior to being closed in August 2017 due to fire damage. The results included one seasonal 4B’s restaurant for 22 weeks scheduled to reopen in May 2019. The results also included one 4B’s restaurant for 49 weeks that was closed. The Company also had four non-operating restaurants at year end. One of the four non-operating restaurants has been leased to a third-party operator, one was used as warehouse and two were closed for remodeling and repositioning.

The operating results for Fiscal 2018 included 52 weeks of operations for the Company’s eight 4B’s restaurants, five JB’s restaurants, two Pecos Diamond Steakhouses, one BuddyFreddys restaurant, one Barnhill’s Buffet restaurant, one Casa Bonita Mexican theme restaurant, one 4 Aces restaurant and one Bar-H Steakhouse. The results included one Rancher’s Grill Steakhouse for 43 weeks, one Antler’s restaurant for 34 weeks and one 4B’s restaurant for 16 weeks. The results also included one Finnegan’s restaurant for 29 weeks which closed due to fire damage and reopened in June 2018. The results included one seasonal 4B’s restaurant for 39 weeks which reopened in May 2018. The results also included one JB’s restaurant for 36 weeks that was closed and one Western Sizzlin restaurant for 30 weeks that was closed. The Company also had five non-operating restaurants at year end. One of the three non-operating restaurants has been leased to a third-party operator, one was used as warehouse and three were closed for remodeling and repositioning as warehouse and one was closed for remodeling and repositioning.

Fiscal 2019

The consolidated net loss of $541,000 or $(0.17) per diluted share for Fiscal 2019 was approximately $670,000 less than the net income of $129,000 or $0.04 per diluted share for Fiscal 2018. The decrease in the results is due primarily as a result of higher food and labor costs. Total revenues decreased approximately $489,000 or 1.8% from $26.5 million for the 52-weeks in Fiscal 2018 to $26.0 million for the 52-weeks in Fiscal 2019. The decrease in revenues was primarily the result of an approximately $600,000 decrease in revenue from the closure of two restaurants of which one restaurant is temporarily closed and an approximately $1.4 million or 5.6% decrease in comparable same store sales. The decrease in revenues was partially offset by approximately $1.5 million attributable to the opening of two restaurants in Fiscal 2019, three restaurants in Fiscal 2018 and from the opening of one store previously closed due to a kitchen fire.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of total revenues for Fiscal 2019 and Fiscal 2018.

	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended
	January 28, 2019	January 29, 2018
Total revenues	100.0%	100.0%
Costs, expenses and other:
Food costs	32.8	32.0
Labor costs	39.5	37.7
Occupancy and other expenses	20.7	21.3
General and administrative expenses	5.5	4.8
Depreciation and amortization	2.3	2.2
Impairment expense	-	-
Total costs and expenses	100.8	98.0
Income from operations	(0.8)	1.9
Interest expense	1.9	1.9
Gain on sale of assets	0.4	-
Other income, net	0.3	0.6
Net income before income taxes	(2.0)	0.6
Income taxes	0.1	0.1
Net income	(2.1)%	0.5%

Comparison of Fiscal 2019 to Fiscal 2018

Food costs as a percentage of total revenues increased from 32.0% during in Fiscal 2018 to 32.8% in Fiscal 2019. The increase in percentage for Fiscal 2019 was primarily attributable to an increase in promotions in selected markets compared to Fiscal 2018.

Labor costs as a percentage of total revenues increased from 37.7% during in Fiscal 2018 to 39.5% in Fiscal 2019. Labor costs increased by approximately $285,000 in Fiscal 2019 despite a net decrease in revenue of $489,000 in Fiscal 2019 compared to Fiscal 2018. The labor cost as a percentage of total revenues increased as a percentage of revenue primarily due to increases in minimum wages in many of the states in which we operate. The states with increased minimum wages included Arkansas, Colorado, Florida and Montana.

Occupancy and other expenses as a percent of total revenues decreased from 21.3% in Fiscal 2018 to 20.7% in Fiscal 2019. Occupancy and other expenses decreased in Fiscal 2019 by approximately $252,000 primarily due to the net decrease in revenue of $489,000 in Fiscal 2019 compared to Fiscal 2018. The occupancy and other expenses as a percentage of total revenues decreased primarily as a decrease in repair expense in Fiscal 2019 compared to Fiscal 2018.

General and administrative expenses as a percentage of total revenues increased from 4.8% in Fiscal 2018 to 5.5% in Fiscal 2019. General and administrative expenses increased from $1,282,000 in Fiscal 2018 to $1,429,000 in Fiscal 2019, an increase of approximately $147,000, which was primarily due to higher legal costs in Fiscal 2019 compared to Fiscal 2018.

Depreciation and amortization expense increased from $595,000 in Fiscal 2018 to $612,000 in Fiscal 2019, an increase of approximately $17,000. The increase was primarily attributable new assets acquired in Fiscal 2019.

Interest expense as a percentage of total revenues remained the same at 1.9% in Fiscal 2018 and in Fiscal 2019 primarily as the result of the Company having lower outstanding debt balance in Fiscal 2019 as compared to Fiscal 2018 offset by lower revenue of $489,000 in Fiscal 2019 compared to Fiscal 2018. Actual interest expense decreased from $501,000 in Fiscal 2018 to $494,000 in Fiscal 2019, a decrease of approximately $7,000.

The income tax provision totaled $30,000 or 0.1% of pre-tax income, in Fiscal 2018 as compared to a $33,000 or, 0.1% of pre-tax income, in Fiscal 2019, a net increase of approximately $3,000. As of January 28, 2019, the Company has $4.7 in deferred tax assets primarily from federal and state net operating loss carryforwards of $3.5 million and tax credit carryforwards of $1.2 million. A valuation allowance of $4.7 million has been recorded against the carryforwards that are not likely to be realized. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire primarily in 2030 and 2031. The Company has deferred income tax assets of $0 million and $0 for Fiscal 2019 and Fiscal 2018, respectively. Income taxes for Fiscal 2019 and Fiscal 2018 are:

	Fiscal 2019	Fiscal 2018
Current provision	$33,000	$30,000
Deferred provision	-	—
Total	$33,000	$30,000

Liquidity and Capital Resources

In recent years, the Company has financed operations through a combination of cash on hand, cash provided from operations and loans from our principal shareholders.

As of January 28, 2019, the Company had $163,000 in cash.  Cash and cash equivalents increased by $35,000 during Fiscal 2019. The net working capital deficit was $4.4 million and $3.7 million at January 28, 2019 and January 29, 2018, respectively. We will need to raise additional capital to grow our business and anticipate raising such capital through the issuance of common stock, preferred stock or debt. We have recently been borrowing required capital to grow our business from our principal shareholders. We have no commitment from them to provide additional capital or assurance that they will voluntarily continue to provide capital as needed. We may be unable to raise additional capital as needed, and we will likely be required to pay a high price for capital.

The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $289,000 on capital expenditures in Fiscal 2019 and approximately $928,000 on capital expenditures in Fiscal 2018. The Company had approximately $294,000 on proceeds from the sale of assets in Fiscal 2019 and $0 on proceeds from the sale of assets in Fiscal 2018.

Cash provided by operations was approximately $591,000 and $626,000 for Fiscal 2019 and Fiscal 2018, respectively. Cash provided by operations decreased by approximately $35,000 in Fiscal 2019 compared to Fiscal 2018.

Cash used by financing activities was approximately $561,000 in Fiscal 2019. The Company made net debt payments of approximately $323,000 and had checks written in excess of bank balance of $0, a change of $238,000. In Fiscal 2018, cash provided by financing activities was approximately $91,000. The Company made net debt payments of approximately $325,000, had loan costs of $7,000 and had checks written in excess of bank balance of $238,000. The Company also had loan proceeds of approximately $285,000 in Fiscal 2019.

The following table is a summary of the Company’s outstanding debt obligations.

	Total Debt
	January 28,	January 28,	January 29,	January 29,
	2019	2019	2018	2018
Type of Debt	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,485,000	$560,000	$2,787,000	$315,000
Other - Miscellaneous	253,000	10,000	269,000	23,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,730,000	$570,000	$5,048,000	$338,000

The Company finances certain restaurant properties with real estate mortgages. As of January 28, 2019, the Company had six properties mortgaged for total of $2.5 million. As of January 29, 2018, the Company had six properties mortgaged for a total of $2.8 million.

During the fiscal year ended January 25, 2008, the Company borrowed approximately $1,400,000 from Mr. Wheaton, a principal shareholder, officer and director of the Company, for working capital requirements.  The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 28, 2019 and January 29, 2018, respectively. The Company expensed $195,000 to Mr. Wheaton for interest during Fiscal 2019 and Fiscal 2018. The principal balance and any unpaid interest under the Wheaton note was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Bankruptcy Plan and the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016, the Company reverted back to the original interest rate of 8.5%.

On November 9, 2016, the Company borrowed $450,000 from Mr. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. This obligation is included in the Real Estate Mortgages in the table above. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $152,000 and $121,000 in principal in Fiscal 2019 and Fiscal 2018, respectively, under this mortgage. In addition, the Company paid approximately $26,000 and $42,000 in interest in Fiscal 2019 and Fiscal 2018, respectively, under this mortgage.

Off-Balance Sheet Arrangements

As of January 28, 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Commitments and Contractual Obligations

The Company’s commitments and contractual obligations include obligations associated with our outstanding indebtedness and future minimum operating and capital lease obligations, as set forth in the following table:

	(Dollars in thousands)
Contractual Obligations:	Total	Less than one year	One to three years	Three to five years	Greater than five years

Long-term debt (1)(2)	$4,730	$570	$352	$301	$3,507
Operating leases (3)	23,149	1,343	2,552	2,477	16,777
Total contractual cash obligations	$27,879	$1,913	$2,904	$2,778	$20,284

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

Critical Accounting Policies and Judgments

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited consolidated financial statements for the year ended January 28, 2019, included in this Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or may be subject to variations and may significantly affect the Company’s reported results and financial position for the current period or future periods. Changes in the underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements since the judgments effect a significant portion of the financial statements.

Receivables

Receivables are stated at an amount management expects to collect and provides for an adequate reserve for probable uncollectible amounts.  Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 28, 2019 and January 29, 2018.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. For Fiscal 2019, our federal statutory rate will be 21.0 percent.

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. As of January 28, 2019, the Company has $4.1 million in deferred tax assets primarily from federal and state net operating loss carryforwards of $3.5 million and tax credit carryforwards of $600,000. A valuation allowance of $4.1 million has been recorded against the carryforwards that are not likely to be realized. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire primarily in 2030 and 2031. The Company in Fiscal 2018 had a full valuation allowance of $3.9 million against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believed it was more likely than not that these benefits will not have been realized. Accounting Standards Codification 740 (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 28, 2019 and January 29, 2018. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

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

Other Long-Term Liabilities

The Company has settled Spirit’s unsecured creditor claim for $900,000. The payment terms are for level payments to be made over five years at five percent interest. The payments started October 1, 2016. The Company has booked the liability in Other Long-Term Liabilities as of January 28, 2019 except for the current portion. The long-term portion was $308,000 and $510,000 as of January 28, 2019 and January 29, 2018, respectively.

Application of New Accounting Standards

During 2014 and 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. During the first quarter of fiscal 2019, we retrospectively adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption did not have an impact on our consolidated balance sheets, statements of income, or cash flows. The primary impact of adoption was the enhancement of our disclosures related to revenue recognition as mentioned previously.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which required us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Our principal executive officer and principal accounting officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2019. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal accounting officers have concluded that the internal control over financial reporting was not effective as of January 28, 2019 and that one significant deficiency existed for the period covered. The significant deficiency identified was as follows:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to our definitive proxy statement relating to our Annual Meeting of Shareholders scheduled for January 28, 2019. We anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days after January 28, 2019, the end of our fiscal year, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

(a)(3)     Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Order Confirming Second Amended Joint Plan of Reorganization Dated October 17, 2012 (6)
2.2	Debtor’s Second Amended Joint Plan Of Reorganization Dated October 17, 2012 (6)
3.1	Certificate of Incorporation (1)
3.2	Bylaws, as amended on September 22, 1997(2)
4.1	Form of Common Stock Certificate (3)
10.1	Form of Indemnification Agreement (1)**
10.2	Management Services Agreement with CKE Restaurants, Inc. (1)
10.3	Form of Franchise Agreement with HomeTown Buffet, Inc. (2)
10.4	License Agreement with CKE Restaurants, Inc. (7)
10.5	Loan Agreement dated June 15, 2007 with Robert E. Wheaton (8)
10.6	Loan Agreement dated November 9, 2016 with Robert E. Wheaton (5)
14.1	Star Buffet, Inc. Code of Ethics (4)
23.1	Consent of Larson & Company PC, Certified Public Accountants*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*
101

The following documents in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 28, 2019 and January 29, 2018 (ii) Consolidated Statements of Operations for the years ended January 28, 2019 and January 29, 2018, (iii) Consolidated Statements of Cash Flows for the years ended January 28, 2019 and January 25, 2015 and (iv) Consolidated Statements of Stockholders’ Equity for the period from January 28, 2019 and January 29, 2018, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

__________

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, (Registration No. 333- 32249) filed with the SEC on July 28, 1997.
(2)	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249) filed with the SEC on September 9, 1997.
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249) filed with the SEC on September 22, 1997.
(4)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009 filed with the SEC on April 30, 2009.
(5)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2018 filed with the SEC on April 28, 2017.
(6)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012.
(7)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the SEC on April 27, 1998.
(8)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2008 filed with the SEC on April 25, 2008.

* Filed herewith

** Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR BUFFET, INC. (Registrant)

April 26, 2019	By:	/s/ Robert E. Wheaton
Robert E. Wheaton Chief Executive Officer and President (Principal Executive Officer)

April 26, 2019	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy Group Controller, Treasurer and Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert E. Wheaton	Chief Executive Officer,	April 26, 2019
Robert E. Wheaton	President and Director

/s/Ronald E. Dowdy	Group Controller, Treasurer	April 26, 2019
Ronald E. Dowdy	and Secretary

/s/Thomas G. Schadt	Director	April 26, 2019
Thomas G. Schadt

/s/Todd S. Brown	Director	April 26, 2019
Todd S. Brown

/s/Mary-Whitney Wheaton	Director	April 26, 2019
Mary-Whitney Wheaton

/s/B. Thomas M. Smith, Jr.	Director	April 26, 2019
B. Thomas M. Smith, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

STAR BUFFET, INC. AND SUBSIDIARIES

Scottsdale, Arizona

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Star Buffet, Inc. and Subsidiaries the (“Company”) as of January 28, 2019 and January 29, 2018, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the 52-week periods ended January 28, 2019 and January 29, 2018 and the related note (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2019 and January 29, 2018, and the results of its operations and its cash flows for each of the fiscal years in the 52-week periods ended January 28, 2019 and January 29, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/s/ LARSON & COMPANY PC

Larson & Company, PC

South Jordan, Utah

April 26, 2019

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 28, 2019	January 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$163,000	$128,000
Receivables	172,000	165,000
Inventories	254,000	342,000
Prepaid expenses	37,000	39,000
Total current assets	626,000	674,000
Property, buildings and equipment, net	5,560,000	6,035,000
Other assets, net	205,000	256,000
Intangible assets, net	34,000	33,000

Total assets	$6,425,000	$6,998,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade	$1,014,000	$869,000
Checks written in excess of bank balance	-	238,000
Payroll and related taxes	1,767,000	1,400,000
Sales and property taxes	593,000	516,000
Rent, licenses and other	1,045,000	980,000
Income taxes payable	35,000	32,000
Current maturities of long-term debt	570,000	338,000
Total current liabilities	5,024,000	4,373,000
Deferred rent payable	386,000	317,000
Other long-term liabilities	308,000	510,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,168,000	2,718,000
Total liabilities	9,878,000	9,910,000
Stockholders' equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(21,199,000)	(20,658,000)
Total stockholders' equity	(3,453,000)	(2,912,000)
Total liabilities and stockholders' equity	$6,425,000	$6,998,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 28, 2019	January 29, 2018

Total revenues	$26,036,000	$26,525,000
Costs and expenses and other
Food costs	8,527,000	8,496,000
Labor costs	10,289,000	10,004,000
Occupancy and other expenses	5,388,000	5,640,000
General and administrative expenses	1,429,000	1,282,000
Depreciation and amortization	612,000	595,000
Total costs and expenses	26,245,000	26,017,000
Income from operations	(209,000)	508,000

Interest expense	494,000	501,000
Gain on sale of assets	108,000	-
Other income	87,000	152,000
Income (loss) before income taxes	(508,000)	159,000

Income tax provision (benefit)	33,000	30,000

Net income (loss)	$(541,000)	$129,000

Net income (loss) per common share— basic and diluted	$(0.17)	$0.04

Weighted average shares outstanding— basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 30, 2017	3,213,000	$3,000	$17,743,000	$(20,787,000)	$(3,041,000)
Net income	—	—	—	129,000	129,000
Balance at January 29, 2018	3,213,000	$3,000	$17,743,000	$(20,658,000)	$(2,912,000)
Net loss	—	—	—	(541,000)	(541,000)
Balance at January 28, 2019	3,213,000	$3,000	$17,743,000	$(21,199,000)	$(3,453,000)

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two	Fifty-Two
	Weeks	Weeks
	Ended	Ended
	January 28, 2019	January 29, 2018
Cash flows from operating activities:
Net income (loss)	$(541,000)	$129,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	612,000	595,000
Gain on sale of assets	(108,000)	-
Amortization of franchise, loan cost and licenses	5,000	5,000
Change in operating assets and liabilities:
Receivables, net	(7,000)	21,000
Inventories	88,000	18,000
Prepaid expenses	2,000	(23,000)
Deposits and other	15,000	(81,000)
Deferred rent payable	69,000	52,000
Accounts payable-trade	145,000	(35,000)
Income taxes payable	3,000	12,000
Other accrued liabilities	308,000	(67,000)
Net cash provided by operating activities	591,000	626,000

Cash flows from investing activities:
Proceeds from the sale of assets	294,000	-
Acquisition of property, buildings and equipment	(289,000)	(928,000)
Net cash provided (used) in investing activities	5,000	(928,000)

Cash flows from financing activities:
Payments on long term debt	(323,000)	(325,000)
Proceeds from issuance of long-term debt	-	285,000
Checks written in excess of bank balance	(238,000)	138,000
Capitalized loan costs	-	(7,000)
Net cash (used) provided in financing activities	(561,000)	91,000

Net change in cash and cash equivalents	35,000	(211,000)

Cash and cash equivalents at beginning of period	128,000	339,000

Cash and cash equivalents at end of period	$163,000	$128,000

The accompanying notes are an integral part of the consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements are set forth below.

Basis of Presentation

Star Buffet, Inc., a Delaware corporation collectively with its subsidiaries, the (“Company”), is a multi-concept restaurant holding company. At January 28, 2019 it owned and operated 26 full-service restaurants. The Company’s restaurants operate under trade names which, with only one exception, are owned by the Company, and include 4B’s Restaurants, BuddyFreddys, Barnhill’s Salads Buffet Desserts, Casa Bonita and JB’s Restaurant. The Company has an executive office in Scottsdale, Arizona and management information systems in Salt Lake City, Utah.

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

Organization and Nature of Operations

As of January 28, 2019, the Company, through seven independently capitalized subsidiaries, operated two Buffet restaurants and 24 non-Buffet restaurants. The Company also had four closed restaurants, two closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming.

As of January 29, 2018, the Company, through seven independently capitalized subsidiaries, operated two Buffet restaurants and 23 non-Buffet restaurants. The Company also had five closed restaurants, three closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming.

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

Our revenues consist of the following:

	January 28, 2019	January 29, 2018
Food & beverage	$24,460,000	$24,849,000
Alcohol	636,000	630,000
Gift & vending	940,000	1,046,000
Total Revenue	$26,036,000	$26,525,000

Our annual gift certificate activity is as follows:

	January 29, 2018			January 28, 2019
	Gift Certificate Liability	Gift Certificates Issued	Gift Certificates Redeemed	Gift Certificate Liability
Gift Certificates	$18,700	$33,100	$(37,700)	$14,100

Receivables

Receivables are stated at an amount management expects to collect. Amounts deemed to be uncollectible are written off through a charge to earnings and a credit to a valuation allowance based on management’s assessment of the current status of individual balances.  A receivable is written off when it is determined that all collection efforts have been exhausted.  The Company did not have a valuation allowance as of January 28, 2019 and January 29, 2018. The account receivables balances as of January 28, 2019 and January 29, 2018 were comprised of the following:

	January 28, 2019	January 29, 2018
Trade receivables	$66,000	$19,000
Vendor rebates	80,000	131,000
Other	26,000	15,000
Total Receivables	$172,000	$165,000

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

(1)

Leasehold improvements are amortized over the lesser of the life of the lease or the estimated economic life of the assets. The life of the lease includes renewal options determined by management at lease inception as reasonably likely to be exercised. If a previously scheduled lease option is not exercised, any remaining unamortized leasehold improvements would be expensed immediately, which could result in a significant charge to operating results in that period.

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

Other Intangible Assets

Other intangible assets consist of trademarks. The Company has recorded $34,000 and $33,000 value for trademarks for the years ended January 28, 2019 and January 29, 2018, respectively. These assets have an indefinite asset life and are subject to possible impairment on an annual basis or when triggering events occur in accordance with ASC 350. We also take into account the historical, current and future operating results of each reporting unit and any other facts and data pertinent to valuing the reporting units in our impairment test. Management has conducted its annual impairment analysis and has concluded that the assets are not impaired as of January 28, 2019.

	Gross	Accumulated
Fiscal 2019	Carrying Amount	Amortization	Net
Franchise and license fees	$10,000	$(10,000)	$—
Trademarks	34,000	-	34,000
	$44,000	$(10,000)	$34,000
Fiscal 2018
Franchise and license fees	$10,000	$(10,000)	$—
Trademarks	33,000	-	33,000
	$43,000	$(10,000)	$33,000

The Company holds no finite-lived intangibles as of January 28, 2019. Amortization of franchise and license fees amounted to $0 for both the fiscal years ending January 28, 2019 and January 29, 2018.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded impairment losses associated with certain restaurant facilities of $0 for the years ended January 28, 2019 and January 29, 2018.

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

Pre-Opening Costs

Pre-opening costs are expensed when incurred. The Company incurred and charged to operations approximately $7,000 and $11,000 of pre-opening costs during Fiscal 2019 and 2018.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. For Fiscal 2019, our federal statutory rate will be 21.0 percent.

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change. As of January 28, 2019, the Company has $4.1 in deferred tax assets primarily from federal and state net operating loss carryforwards of $3.5 million and tax credit carryforwards of $600,000. A valuation allowance of $4.1 million has been recorded against the carryforwards that are not likely to be realized. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire primarily in 2030 and 2031. The Company in Fiscal 2018 had a full valuation allowance of $3.9 million against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believed it was more likely than not that these benefits will not have been realized. Accounting Standards Codification 740 (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires recognition in the consolidated financial statements of the impact of an uncertain tax position, if it is more likely than not the tax position will be sustained upon examination based on the technical merits of the position. The Company does not have any uncertain tax positions that require recognition under ASC 740 as of January 28, 2019 and January 29, 2018. The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.

Advertising Expenses

Advertising costs are charged to operations as incurred. Amounts charged to operations totaled $122,000 and $164,000 for the years ended January 28, 2019 and January 29, 2018, respectively.

Deferred Financing Fees

Deferred financing fees are amortized over of the life of a loan not exceed five years. Amounts charged to operations totaled $5,000 for the years ended January 28, 2019 and January 29, 2018, respectively.

Insurance Programs

Historically, the Company has purchased first dollar insurance for workers’ compensation claims; high-deductible primary property coverage; and excess policies for casualty losses. Accruals for self-insured casualty losses include estimates of expected claims payments. Because of large, self-insured retention levels, actual liabilities could be materially different from calculated accruals. Reserves for the years ended January 28, 2019 and January 29, 2018, consisted of the following:

Insurance and claims reserves	Balance at Beginning of Period	Expense Recorded	Payments Made	Balance at End of Period
Year ended January 28, 2019	$16,000	$1,964	$464	$17,500
Year ended January 29, 2018	$10,000	$6,536	$536	$16,000

Leases

The Company has lease commitments on certain restaurant locations. Expenses of operating leases with escalating payment terms are recognized on a straight-line basis over the term of the arrangements. Contingent rental payments are triggered when revenues exceed contractual thresholds. Contingent rental expense is recorded each period that revenue exceeds the contractual base. In situations where the contingent rent is based on annual sales or cumulative sales to date, contingent rental expense is recorded when it is determined that revenue will exceed the contractual thresholds.

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

There were no outstanding options at the end of Fiscal 2019 or Fiscal 2018.

Stock-Based Compensation

The Company recognizes compensation costs relating to share-based payment transactions and the pro forma effects on earnings and earnings per share are disclosed as if the fair value approach had been adopted.

NOTE 2 — APPLICATION OF NEW ACCOUNTING STANDARDS

During 2014 and 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09 and 2015-14, Revenue from Contract with Customers (Topic 606), which revises previous revenue recognition standards to improve guidance on revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides additional disclosure requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. During the first quarter of fiscal 2019, we retrospectively adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption did not have an impact on our consolidated balance sheets, statements of income, or cash flows. The primary impact of adoption was the enhancement of our disclosures related to revenue recognition as mentioned previously.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which required us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

NOTE 3 — MANAGEMENT UPDATE - OPERATIONS

Management has added several new locations over the past few years. The Company had a net loss of $541,000 in the year ending January 28, 2019, which management believes is due to certain increases in food and labor costs, which reduced the Company’s cash flow.  Management intends to focus on reducing costs and increasing prices to return to profitability in Fiscal 2020. Management believes it can lower food and occupancy and other expenses in Fiscal 2020. Management expects a modest increase in labor costs due the tight labor market and increases in the minimum wages in many of the states in which it operates. Management intends to and deemed it probable to refinance long-term debt and sell some excess assets during the current fiscal year.

NOTE 4 — NOTES RECEIVABLE

The Company does not have notes receivable as of January 28, 2019 or January 29, 2018.

NOTE 5 — PROPERTY, BUILDINGS AND EQUIPMENT

The components of property, buildings and equipment used in restaurant operations are as follows:

	January 28, 2019	January 29, 2018
Property, buildings and equipment:
Furniture, fixtures and equipment	$7,256,000	$6,833,000
Land	750,000	750,000
Buildings and leasehold improvements	3,754,000	3,83,000
	11,760,000	11,436,000
Less accumulated depreciation and amortization	(7,360,000)	(6,800,000)
	$4,400,000	$4,636,000

The Company also had four closed restaurants, two closed for remodeling and repositioning, one leased to a third-party operator and one used as a warehouse. The components are as follows:

	January 28, 2019	January 29, 2018
Property, buildings and equipment leased to third parties:
Equipment	$279,000	$279,000
Land	-	-
Buildings and leaseholds	895,000	895,000
	1,174,000	1,174,000

Less accumulated depreciation and amortization	(778,000)	(753,000)
	$396,000	$421,000

	January 28, 2019	January 29, 2018
Property, buildings and equipment held for future use:
Equipment	$550,000	$553,000
Land	200,000	317,000
Buildings and leaseholds	1,316,000	1,656000
	2,066,000	2,526,000

Less accumulated depreciation and amortization	(1,302,000)	(1,548,000)
	$764,000	$978,000

Depreciation expense for Fiscal 2019 and 2018 totaled $612,000 and $595,000, respectively.

NOTE 6 — LONG-TERM DEBT

In recent years, the Company has financed operations and property acquisitions through a combination of cash on hand, bank borrowings, real estate mortgages and loans from the principal shareholders.

Real Estate Mortgages

The Company finances certain restaurant properties with real estate mortgages. As of January 28, 2019, the Company had six properties mortgaged for total of $2.5 million. As of January 29, 2018, the Company had six properties mortgaged for total of $2.8 million. Note Payable to Officer

During the fiscal year ended January 25, 2008, the Company borrowed approximately $1,400,000 from Mr. Wheaton, a principal shareholder, officer and director of the Company, for working capital requirements.  The loan originally bore interest at 8.5%. In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 28, 2019 and January 29, 2018, respectively. The Company expensed $195,000 to Mr. Wheaton for interest during Fiscal 2019 and Fiscal 2018. The principal balance and any unpaid interest under the Mr. Wheaton note was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the approved Bankruptcy Plan the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%.

Mortgages described in the following table are secured by underlying real estate. Certain mortgages have interest rates that will change from fixed to variable in a future year.

Real Estate Mortgages			Current		Interest
	January 28,	January 29,	Maturity	Monthly	Rate
Lender	2019	2018	Date	Payment	(fixed)

J.I.L Kingman, LLC	$284,000	$345,000	7/1/22	$5,304	6.0%
Farmers Bank & Trust Company	515,000	530,000	4/13/33	4,274	5.5%
Dalhart Federal Savings & Loan	355,000	367,000	8/1/35	2,866	6.25%
Dalhart Federal Savings & Loan	399,000	412,000	11/1/35	3,201	6.25%
Fortenberry's Beef of Magee, Inc. (1)	244,000	265,000	4/5/19	3,231	7.0%
Hurt Development, LLC	532,000	560,000	5/1/31	5,063	6.0%
Robert E. Wheaton	156,000	308,000	11/9/19	14,839	11.5%
Total Real Estate Mortgages	$2,485,000	$2,787,000
Other Debt
Other Debt - Miscellaneous	$253,000	$269,000
Note Payable to Officer	1,992,000	1,992,000
Total Other Debt	$2,245,000	$2,261,000
TOTAL DEBT	$4,730,000	$5,048,000
Less Current Maturities	(570,000)	(338,000)
Less Note Payable to Officer	(1,992,000)	(1,992,000)
Long Term Debt, Net of Current Maturities and Note Payable to Officer	$2,168,000	$2,718,000

(1)	Refinanced for five years in April 2019.

Real estate mortgages, other debt and note payable to officer matures in fiscal years ending after January 28, 2019 as follows:

Fiscal Year
2020	$570,000
2021	166,000
2022	186,000
2023	188,000
2024	113,000
Thereafter	3,507,000
Total	$4,730,000

NOTE 7 — LEASES

The Company occupies certain restaurants under long-term operating leases expiring at various dates through 2042. Many leases have renewal options that extend for terms of 2 to 16 years from the terms of the original agreement. Substantially all require payment of real estate taxes, insurance and maintenance expenses. Certain leases require the rent to be the greater of a stipulated minimum rent or a specified percentage of sales. Certain operating lease agreements contain scheduled rent escalation clauses which are being amortized over the terms of the lease, ranging from 5 to 11 years using the straight line method.

Minimum lease payments for all leases as of January 28, 2019 are as follows:

Fiscal year	Operating
2020	$1,343,000
2021	1,291,000
2022	1,261,000
2023	1,238,000
2024	1,239,000
Thereafter	16,777,000
Total minimum lease payments:	$23,149,000

Aggregate rent expense under non-cancelable operating leases during Fiscal 2019 and 2018 were as follows:

	Fifty-Two Weeks Ended January 28, 2019	Fifty-Two Weeks Ended January 29, 2018
Minimum rentals	$1,540,000	$1,494,000
Straight-line rentals	69,000	52,000
Contingent rentals	14,000	71,000
	$1,623,000	$1,617,000

The Company will reduce the deferred rent liability for stores in the year that they were purchased or closed. There were no deferred rent expense for stores purchased or closed in 2019 and 2018.

The rental income for the property, buildings and equipment leased to third parties (Note 5) in Fiscal 2019 and Fiscal 2018 was $83,000 and $152,000, respectively. The Company leased two non-operating units and three non-operating units to tenants in Fiscal 2019 and Fiscal 2018, respectively. Rental income is recognized over the term of the lease and is included in other income in the accompanying statements of operations.

Future minimum lease payments receivable in fiscal years ending after January 28, 2019 are as follows:

Fiscal year
2020	$78,000
2021	78,000
2022	33,000
2023	-
2024	-
Thereafter	-
Total minimum lease payments:	$189,000

NOTE 8 — INCOME TAXES

Income tax provision (benefit) is comprised of the following:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 28, 2019	January 29, 2018
Current:
Federal	$—	$20,000
State	$33,000	$10,000
	$33,000	$30,000
Deferred:
Federal	$—	$—
State	—	—
	—	—
	$33,000	$30,000

A reconciliation of income tax provision (benefit) at the federal statutory rate of 21% to the Company's provision (benefit) for taxes on income is as follows:

	Fifty-Two	Fifty- Two
	Weeks Ended	Weeks Ended
	January 28, 2019	January 29, 2018
Income tax provision (benefit) at statutory rate	$(107,000)	$33,000
Increase (decrease) in valuation allowance	170,000	(1,987,000)
State income taxes	6,000	2,000
All other, net	$(36,000)	$1,982,000
	$33,000	$30,000

Temporary differences give rise to a significant amount of deferred tax assets and liabilities as set forth below:

	January 28, 2019	January 29, 2018
Deferred tax assets:
Accrued vacation	$25,000	$25,000
Accrued expenses and reserves	34,000	39,000
Net operating losses	3,454,000	3,166,000
Depreciation, amortization and impairments	(155,000)	(32,000)
Federal tax credits	595,000	590,000
Other	154,000	149,000
Total deferred tax assets	4,107,000	3,937,000
Valuation allowance	(4,107,000)	(3,937,000)
Deferred tax assets, net	$—	$—

Accounting policies dictate a valuation allowance must be provided when the Company believes it is more likely than not that the deferred tax benefit will not be utilized. Accounting policy also dictates that the determination of the value of deferred tax assets are subject to estimates and assumptions that are periodically evaluated. As of January 28, 2019, the Company has $4.1 million in deferred tax assets primarily from federal and state net operating loss carryforwards of $3.5 million and tax credit carryforwards of $600,000. A valuation allowance of $4.1 million has been recorded against the carryforwards that are not likely to be realized. The net operating losses in the amount of $12.4 million for federal and $15.3 for state are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will start to expire primarily in 2030 and 2031.  In evaluating the need for a valuation allowance, we consider all available evidence, positive and negative, including cumulative historical earnings in recent years, future reversals of existing temporary differences, estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of NOL carryforwards.

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

NOTE 10 — STOCK INCENTIVE PLAN

1997 Stock Incentive Plan

Our stock incentive plan expired in 2007, and there are no outstanding options or other awards under such plan.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fifty-Two	Fifty- Two
	Weeks	Weeks
	Ended	Ended
	January 28, 2019	January 29, 2018
Cash paid for income taxes	$31,000	$18,000
Cash paid for interest	237,000	251,000
Non-cash investing and financing activities are as follows:
Exchange lease deposit for equipment	$35,000	$—

NOTE 12 — RELATED PARTY TRANSACTIONS

Mr. Wheaton currently beneficially owns approximately 46.7% of our total equity securities and possesses approximately 46.7% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of January 28, 2019 and January 29, 2018. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the Bankruptcy Plan the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $195,000 to Mr. Wheaton for interest during both Fiscal 2019 and Fiscal 2018.

On November 9, 2016, the Company borrowed $450,000 from Mr. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. This obligation is included in the Real Estate Mortgages on a previous page. The three year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $152,000 and $121,000 in principal in Fiscal 2019 and Fiscal 2018, respectively, under this mortgage. In addition, the Company paid approximately $26,000 and $42,000 in interest in Fiscal 2019 and Fiscal 2018, respectively.

During Fiscal 2019, Mr. Wheaton did not lease any new restaurants to the Company. During Fiscal 2018, Mr. Wheaton leased to the Company the Rancher’s Grill Steakhouse in Deming, New Mexico, the JB’s Restaurant in Coeur d’Alene, Idaho and the 4B’s Restaurant in Miles City, Montana. The Company also leases other restaurants from Mr. Wheaton. The Company paid to Mr. Wheaton $775,000 and $741,000 in rent for the Fiscal 2019 and Fiscal 2018, respectively. The Company owed to Mr. Wheaton $813,000 and $224,000 primarily for interest as of January 28, 2019 and January 29, 2018, respectively, which is included in the Rent, licenses and other and Payroll and related taxes in the accompanying balance sheet.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

In connection with the Company’s employment contract with Mr. Wheaton, the Company’s Chief Executive Officer and President, the Company has agreed to pay Mr. Wheaton six years’ salary and bonus if he resigns related to a change of control of the Company or is terminated, unless the termination is for cause.

Prior to the Company’s bankruptcy filings, on August 4, 2010, Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million.  On October 14, 2016, the Company settled the unsecured creditor claim for $900,000. As of January 28, 2019 and January 29, 2018, the Company owed Spirit $525,000 and $683,000, respectively, which is included in the Rent, licenses and other and Other long-term liabilities in the accompanying balance sheet.

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