Form 10-Q
period 2019-05-20
STAR BUFFET INC
filed 2019-07-01
CIK 1043156

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 20, 2019

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

      (480) 425-0454

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.001 par value	STRZ	OTC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 26, 2019 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 20, 2019	January 28, 2019
ASSETS

Current assets:
Cash and cash equivalents	$115,000	$163,000
Receivables, net	144,000	172,000
Inventories	239,000	254,000
Prepaid expenses	71,000	37,000

Total current assets	569,000	626,000

Property, buildings and equipment, net	5,409,000	5,560,000
Right-to-use lease assets	14,163,000	—
Other assets, net	195,000	205,000
Intangible assets, net	35,000	34,000

Total assets	$20,371,000	$6,425,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,089,000	$1,014,000
Checks written in excess of bank balance	59,000	—
Payroll and related taxes	2,134,000	1,767,000
Sales and property taxes	472,000	593,000
Rent, licenses and other	1,197,000	1,045,000
Income tax payable	26,000	35,000
Current maturities of lease liabilities	633,000	—
Current maturities of obligations under long-term debt	364,000	570,000

Total current liabilities	5,974,000	5,024,000

Deferred Rent Payable	—	386,000
Lease liabilities, net of current maturities	14,448,000	—
Other long-term liabilities	262,000	308,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,309,000	2,168,000

Total liabilities	24,985,000	9,878,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(22,360,000)	(21,199,000)

Total stockholders’ equity	(4,614,000)	(3,453,000)

Total liabilities and stockholders’ equity	$20,371,000	$6,425,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Sixteen Weeks Ended
	May 20, 2019	May 21, 2018
Total revenues	$7,359,000	$7,595,000

Costs, expenses and other
Food costs	2,439,000	2,508,000
Labor costs	3,069,000	2,939,000
Occupancy and other expenses	1,583,000	1,616,000
General and administrative expenses	585,000	348,000
Depreciation and amortization	220,000	183,000

Total costs, expenses and other	7,896,000	7,594,000

(Loss) income from operations	(537,000)	1,000

Interest expense	144,000	152,000
Other income	26,000	27,000

(Loss) before income taxes	(655,000)	(124,000)
Income tax provision	(5,000)	(10,000)

Net (loss)	$(660,000)	$(134,000)

Net (loss) per common share – basic and diluted	$(0.21)	$(0.04)

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 28, 2019	3,213,000	$3,000	$17,743,000	$(21,199,000)	$(3,453,000)
Adoption of new lease accounting	—	—	—	(501,000)	(501,000)
Net loss	—	—	—	(660,000)	(660,000)
Balance at May 20, 2019	3,213,000	$3,000	$17,743,000	$(22,360,000)	$(4,614,000)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 29, 2018	3,213,000	$3,000	$17,743,000	$(20,658,000)	$(2,912,000)
Net loss	—	—	—	(134,000)	(134,000)
Balance at May 21, 2018	3,213,000	$3,000	$17,743,000	$(20,792,000)	$(3,046,000)

 The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sixteen Weeks Ended
	May 20, 2019	May 21, 2018
Cash flows from operating activities:
Net (loss) income	$(660,000)	$(134,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	220,000	183,000
Amortization of franchise, loan cost, licenses and other	2,000	2,000
Noncash lease expense	31,000	-
Change in operating assets and liabilities:
Receivables, net	28,000	100,000
Inventories	15,000	(9,000)
Prepaid expenses	(34,000)	(55,000)
Deposits and other	10,000	(3,000)
Deferred rent payable	-	22,000
Accounts payable-trade	75,000	281,000
Income taxes payable	(9,000)	(21,000)
Other accrued liabilities	351,000	148,000
Net cash provided by operating activities	29,000	514,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(69,000)	(168,000)
Net cash (used) in investing activities	(69,000)	(168,000)

Cash flows from financing activities:
Checks written in excess of bank balance	59,000	(228,000)
Payments on long term debt	(67,000)	(122,000)
Net cash (used) in financing activities	(8,000)	(350,000)

Net change in cash and cash equivalents	(48,000)	(4,000)

Cash and cash equivalents at beginning of period	163,000	128,000

Cash and cash equivalents at end of period	$115,000	$124,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,000	$73,000

Income taxes	$14,000	$31,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Star Buffet, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At May 20, 2019, the Company operated 25 full-service restaurants. During the first quarter of fiscal year ending January 27, 2020 (“Fiscal 2020”), the Company also had four restaurants that were not in operation. Two restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names which, with only one exception, are owned by the Company and include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, Casa Bonita® and JB’s Restaurant. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and management information systems in Salt Lake City, Utah.

Note 2 – Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2019 (the “2019 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the 2019 Form 10-K. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through May 20, 2019. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each fiscal year contains 16 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents, if any, outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of May 20, 2019 or May 21, 2018.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded no impairment losses associated with certain restaurant facilities for the 16 weeks ended May 20, 2019 and May 21, 2018.

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

The components of property, buildings and equipment as of May 20, 2019 consist of 25 operating restaurant properties, one restaurant property that is leased to third party, two non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The components of property, buildings and equipment as of January 28, 2019 consisted of 26 operating restaurant properties, one restaurant property that is leased to a third party, two non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $220,000 and $183,000 for the sixteen weeks ended May 20, 2019 and May 21, 2018, respectively.

	May 20, 2019			January 28, 2019
Property, building and equipment:		Accum.			Accum.
	Cost	Depr.	Net	Cost	Depr.	Net
Operating	$11,828,000	$7,565,000	$4,263,000	$11,760,000	$7,360,000	$4,400,000
Leased	1,174,000	785,000	389,000	1,174,000	778,000	396,000
Held for Future Use	2,066,000	1,309,000	757,000	2,066,000	1,302,000	764,000
Total	$15,068,000	$9,659,000	$5,409,000	$15,000,000	$9,440,000	$5,560,000

g) Other Assets

Other assets consist of deposits.

h) Intangible Assets

The Company’s intangible assets consist of trademarks as of May 20, 2019 and January 28, 2019. Trademark assets have an indefinite asset life.

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

	January 28, 2019			May 20, 2019
	Gift Certificate Liability	Gift Certificates Issued	Gift Certificates Redeemed	Gift Certificate Liability
Gift Certificates	$14,100	$4,600	$(11,000)	$7,700

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

l) Recent Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-18 – Collaborative Arrangements (Topic 808), which clarifies the interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers. The provisions of ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will be required to adopt this standard in the first quarter of fiscal year 2021. This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

Significant Accounting Policies Update

Adoption of ASC Topic 842: Leases

The Company adopted ASU 2016-02- Leases (Topic 842) and related amendments, as of January 29, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date. The Company also elected the practical expedient lease considerations to not allocate lease considerations between lease and non-lease components for real estate leases. As such, real estate lease considerations are treated as a single lease-component and accounted for accordingly.

The Company applied a portfolio approach to effectively account for the operating lease liabilities and operating lease assets; the Company does not have financing leases. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842.

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $14.4 million and $15.3 million, respectively, on the Company’s consolidated balance sheet as of January 29, 2019. The difference between the approximate value of the operating lease assets and liabilities is attributable to deferred rent, deferred rent incentives, leasehold interests and prepaid rent. The cumulative change in the beginning accumulated deficit was $(501,000) due to the adoption of Topic 842. There was no material impact on the Company’s consolidated statement of operations or consolidated statements cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840.

Operating Leases

The Company determines if an arrangement is a lease at inception. Lease agreements will typically exist with lease and non-lease components, which are generally accounted for separately.

The Company recognizes operating lease liabilities equal to the present value of the lease payments and operating lease assets representing the right to use the underlying asset for the lease term. The lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company will use a secured incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The operating lease assets include any lease payments made prior to lease commencement and are reduced by any lease incentives.

Under Topic 842, for any new leases entered into, the Company will assess if it is reasonably certain to exercise lease options to extend or terminate the lease for inclusion (or exclusion) in the lease term when the Company measures the lease liability. The depreciable life of any assets and leasehold improvements are limited by the expected lease term.

Certain of the Company’s operating leases include variable rental payments based on a percentage of sales over contractual levels. Variable rental payments are recognized in the consolidated statement of operations in the period in which the obligation for those payments is incurred. If such variable operating leases arise that include incentives from landlords in the form of cash, the Company will record the full amount of the incentive when specific performance criteria are met as a deferred liability. The deferred liability is amortized into income as a reduction of rent expense over the term of the applicable lease, including options to extend if they are reasonably certain to be exercised. The Company recognized those liabilities to be amortized within a year as a current liability and those greater than a year as a long-term liability. For purposes of recognizing these incentives and rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the lease asset to begin amortization, which is generally when the Company takes possession of the asset. Please refer to Note 5 – Operating Leases in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for policies and disclosures related to leases.

Note 3 – Related Party Transactions

Robert E. Wheaton currently beneficially owns approximately 46.7% of our total equity securities and possesses approximately 46.7% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 20, 2019 and January 28, 2019. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing, and pursuant to plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $60,000 to Mr. Wheaton for interest during the first quarters of Fiscal 2020 and the fiscal year ending January 28, 2019 (“Fiscal 2019”).

On November 9, 2016, the Company borrowed $450,000 from Mr. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $55,000 and $51,000 in principal during the first quarters of Fiscal 2020 and Fiscal 2019, respectively, under this mortgage. In addition, the Company paid approximately $5,000 and $8,000 in interest during the first quarters of Fiscal 2020 and Fiscal 2019, respectively.

The Company did not lease any new restaurants from Mr. Wheaton during Fiscal 2020 or Fiscal 2019. The Company paid to Mr. Wheaton $264,000 and $258,000 in rent during the first quarters of Fiscal 2020 and Fiscal 2019, respectively. The Company owes Mr. Wheaton $724,000 and $813,000 primarily for interest as of May 20, 2019 and January 28, 2019, respectively.

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	May 20, 2019	May 20, 2019	January 28, 2019	January 28, 2019
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,425,000	$354,000	$2,485,000	$560,000
Other-Miscellaneous	248,000	10,000	253,000	10,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,665,000	$364,000	$4,730,000	$570,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from November 2019 to October 2035.

Note 5 – Operating Leases

As of May 20, 2019, the Company leased restaurant properties and office space. As of that same date, the Company had no financing leases. The operating leases had no material residual value guarantees or material restrictive covenants. Certain of the Company’s operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some operating leases include one or more options to renew, with renewal terms that can extend the lease term from two to sixteen years from the terms of the original agreement. The exercise of lease renewal options is at the Company’s sole discretion. As of May 20, 2019, the Company did include options to renew in the operating lease assets and liabilities if it is reasonably certain to exercise lease options.

The components of lease expense were as follows:

Lease Cost	For the Sixteen Weeks Ended May 20, 2019	For the Sixteen Weeks Ended May 21, 2018
Operating lease costs	$471,000	$485,000
Variable lease costs	2,000	9,000
Total lease cost	$473,000	$494,000

The Company used an incremental borrowing rate in January 2019, for operating leases that commenced prior to that date. The incremental borrowing rate is estimated based upon (1) the financial condition and credit rating of the Company and its peers, (2) the term of the lease, (3) the nature of the underlying asset, and (4) the relative economic environment.

For the sixteen weeks ended May 20, 2019, operating lease liabilities arising from obtaining new operating leases was $0.

For the sixteen weeks ended May 20, 2019, the total cash paid for amounts included in the measurement of operating leases liabilities was $479,000 and assets obtained in a non-cash exchange for operating lease obligations was $14.4 million.

Lease Term and Discount Rate	May 20, 2019
Weighted-average remaining lease term (in years)
Operating leases	17.6
Weighted-average discount rate
Operating leases	6.0%

The aggregate annual lease obligations at May 20, 2019 are as follows:

Fiscal Year	Operating Leases
Remainder of 2020	$1,021,000
2021	1,463,000
2022	1,443,000
2023	1,400,000
2024	1,386,000
Thereafter	18,410,000
Total undiscounted lease obligations	25,123,000
Less imputed interest	(10,042,000)
Net lease obligations	$15,081,000

Upon adoption of ASC 2016-02, Leases (Topic 842), the Company's aggregate annual lease obligations include leases with reasonably assured renewals. The aggregate minimum annual lease rentals as of January 28, 2019 for the remaining contractual term of non-cancelable leases under ASC 840 were as follows:

Fiscal Year	Operating Leases
2020	$1,343,000
2021	1,291,000
2022	1,261,000
2023	1,238,000
2024	1,239,000
Thereafter	16,777,000
Total undiscounted lease obligations	$23,149,000

Note 6 — Management Update – Operations

Management has added several new locations over the past few years. The Company has a net loss of $541,000 in the year end January 28, 2019 and a net loss of $660,000 in the first quarter of fiscal 2020. Management intends to and has focused on reducing costs and increasing earnings in Fiscal 2020. Management believes it can lower food and occupancy and other expenses in Fiscal 2020. Management expected a modest increase in labor costs due to the tight labor market and increases in the minimum wages in many of the state in which it operates. However, the labor increase was significant in first quarter of fiscal 2020. We do not expect material additional increases in labor costs for the remaining three quarters in fiscal 2020 since there are no significant scheduled minimum wages increases until January of 2020.We have also increased restaurant pricing in the second quarter of fiscal 2020. Management intends to and deemed it probable to refinance long-term debt and sell some excess assets during the current fiscal year.

Note 7 - Commitments and Contingencies

In connection with the employment contract with Mr. Wheaton, the Company has agreed to pay Mr. Wheaton three years of his salary plus bonus if he resigns related to a change of control, is terminated without cause or if he resigns for good reason.

On August 4, 2010, Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest. The outstanding balance was $498,000 and $525,000 as of May 20, 2019 and January 28, 2019, respectively.  In May 2019 the Company settled a general liability case in Colorado.

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

Note 8 - Subsequent Events

None.

STAR BUFFET, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, presented elsewhere in this report and the audited consolidated financial statements of Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2019 (the “2019 Form 10-K”). Comparability of periods may be affected by the closure of restaurants or the implementation of the Company’s acquisition and strategic alliance strategies. The costs associated with integrating new restaurants or closing under-performing or unprofitable restaurants, if any, may have a material adverse effect on the Company’s results of operations in any individual period.

This Quarterly Report on Form 10-Q (this “Report”)contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: general economic and business conditions; success of integrating newly acquired under-performing or unprofitable restaurants; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefits costs; changes in, or the failure to comply with, government regulations; weather and wildfire conditions; construction schedules; implementation of the Company’s acquisition and strategic alliance strategy; the effect of the Company’s accounting policies and other risks detailed in Item 1A of the 2019 Form 10-K, and other filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All forward-looking statements are based on information available to the Company at this time, and the Company assumes no obligation to update any of these statements.

Executive Summary

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At May 20, 2019, the Company operated 25 full-service restaurants. During the first quarter of fiscal year ending January 27, 2020 (“Fiscal 2020”), the Company also had four restaurants that were not in operation. Two restaurants were closed for remodeling and repositioning, one was leased to a third-party operator and one was used as a warehouse. The Company’s restaurants operate under trade names which, with only one exception, are owned by the Company and include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, Casa Bonita® and JB’s Restaurant. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, Utah and Wyoming. The Company has an executive office in Scottsdale, Arizona and management information systems in Salt Lake City, Utah.

Recent Developments

Please refer to Note 8 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for recent developments.

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 16 weeks ended May

20, 2019 and May 21, 2018, respectively.

	Sixteen Weeks Ended
	May 20, 2019	May 21, 2018
Total revenues	100.0%	100.0%

Costs, expenses and other
Food costs	33.1	33.0
Labor costs	41.7	38.7
Occupancy and other expenses	21.5	21.3
General and administrative expenses	8.0	4.6
Depreciation and amortization	3.0	2.4
Total costs, expenses and other	107.3	100.0

Income from operations	(7.3)	0.0

Interest expense	2.0	2.0
Other income	0.4	0.4
Income before income taxes	(8.9)	(1.6)

Income tax provision	(0.1)	(0.1)

Net income (loss)	(9.0)%	(1.7)%

The table below outlines the number of operating and non-operating restaurants by the Company as of May 20, 2019 and January 28, 2019.

	May 20, 2019	January 28, 2019
Operating Restaurants:
4B’s (1) (2)	13	14
JB’s	5	5
Steakhouses (3)	4	4
Buffets (4)	2	2
Casa Bonita	1	1
	25	26
Non-Operating Restaurants:
Leased to Third Parties	1	1
Warehouse	1	1
Held for Future Use	2	2
	4	4
Total	29	30

(1)	Includes one Frosty Freez restaurant and one Antler’s restaurant.
(2)	The 4B’s Café in Deer Lodge Montana operates seasonally from approximately May to September.
(3)	Includes two Pecos Diamond restaurants, one Bar H restaurant and one Rancher’s Grill restaurant.
(4)	Includes one Barnhill’s Salads Buffet Desserts restaurant and one BuddyFreddys restaurant.

Sixteen Weeks Ended May 20, 2019 compared to Sixteen Weeks Ended May 21, 2018

Overview - The Company has a consolidated net loss for the 16-week period ended May 20, 2019 of $(660,000) or $(0.21) per diluted share as compared with net loss of $(134,000) or $(0.04) per diluted share for the 16 weeks end May 21, 2018, a decrease of approximately $526,000 from the comparable prior fiscal year period. The increase in net loss was primarily from the result of approximately $538,000 increase in net loss from operations due primarily to a $236,000 decrease in revenues and higher labor and higher legal expenses in general and administrative costs as a percentage of revenues.

Revenues - Total revenues decreased by approximately $236,000, or 3.1%, from $7.6 million in the 16 weeks ended May 21, 2018 to $7.4 million in the 16 weeks ended May 20, 2019. The decrease in revenues was primarily the result of an approximately $397,000 or 5.4% decrease in comparable same store sales and an approximately $228,000 decrease in revenue for the closure of two restaurants. The decrease in revenues was partially offset by approximately $389,000 attributable to the opening of two restaurant in Fiscal 2019 and the reopening of one restaurant closed due to a kitchen fire.

Food Costs - Food costs as a percentage of total revenues increased from 33.0% during the 16-week period ended May 21, 2018 to 33.1% during the 16-week period ended May 20, 2019. The food cost increased in the first quarter of Fiscal 2020 as compared to the same period in Fiscal 2019 as a percentage of sales primarily from $236,000 in lower revenue in the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019.

Labor - Labor costs as a percentage of total revenues increased from 38.7% during the 16-week period ended May 21, 2018 to 41.7% during the 16-week period ended May 20, 2019. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in the States of Arkansas, Arizona, Colorado, Florida and Montana and $236,000 in lower revenue in the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 21.3% during the 16-week period ended May 21, 2018 to 21.5% during the 16-week period ended May 20, 2019. The increase as a percentage of total revenues was primarily attributable to a higher rent expense as a percentage primarily resulting from lower revenues in first quarter of Fiscal 2020 compared to same period in Fiscal 2019. Occupancy and other expense decreased approximately $33,000 in the 16-week period ended May 20, 2019 primarily due to the decrease of $236,000 in revenues in in the first quarter of Fiscal 2020 compared the same period in Fiscal 2019.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 4.6% during the 16-week period ended May 21, 2018 to 8.0% during the 16-week period ended May 20, 2019. General and administrative expense increased from $348,000 during the 16-week period ended May 21, 2018 to $585,000 during the 16-week period ended May 20, 2019. The increase was primarily attributable to higher legal expense in first quarter of Fiscal 2020 compared same period in Fiscal 2019. The legal expenses primarily resulted from a settlement of a general liability case in Denver, Colorado and a trademark dispute in Arkansas.

Depreciation and Amortization - Depreciation and amortization expense increased from $183,000 during the 16-week period ended May 21, 2018 to $220,000 during the 16-week period ended May 20, 2019. The increase was primarily attributable to additional restaurants acquired in the second quarter of the prior year.

Interest Expense - Interest expense decreased from $152,000 during the 16-week period ended May 21, 2018 to $144,000 during the 16-week period ended May 20, 2019. The decrease was attributable to lower debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 16-week period ended May 20, 2019 as compared to the 16-week period ended May 21, 2018.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $26,000 for one property leased for the 16-week period ended May 20, 2019. Rental income was $27,000 for two properties leased for the 16-week period ended May 21, 2018.

Income Taxes - The income tax provision totaled $5,000 for the 16-week period ended May 20, 2019 and $10,000 for the 16-week period ended May 21, 2018. The Company has net deferred income tax assets of $0 on May 20, 2019 and January 28, 2019. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of May 20, 2019.

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

As of May 20, 2019, the Company had $115,000 in cash.  Cash and cash equivalents decreased by $48,000 during the 16-weeks ended May 20, 2019. The net working capital deficit was $5.4 million and $4.4 million at May 20, 2019 and January 28, 2019, respectively. We will need to raise additional capital to grow our business and anticipate raising such capital through the issuance of common stock, preferred stock or debt. We have recently been borrowing required capital to grow our business from our principal shareholders. We have no commitment from them to provide additional capital or assurance that they will voluntarily continue to provide capital as needed. We may be unable to raise additional capital as needed, and we will likely be required to pay a high price for capital.

The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $69,000 on capital expenditures during the 16-weeks ending May 20, 2019, primarily on existing restaurants.

Cash provided from operations was approximately $29,000 for the 16-weeks ending May 20, 2019 and $514,000 for the 16-weeks ending May 21, 2018, respectively. The decrease in cash generated from operating activities for the 16-week period ending May 20, 2019 was primarily due to the increase in the net loss in the current fiscal year as compared to the prior fiscal year.

Cash used by financing activities was approximately $8,000 for the 16-weeks ending May 20, 2019 compared to cash used by financing activities of approximately $350,000 for the 16-weeks ending May 21, 2018. In the first quarter of Fiscal 2020, cash used by financing activities was as follows: The Company made net debt payments of approximately $67,000 and had checks written in excess of bank balance of $59,000, a change of $59,000. In the first quarter of Fiscal 2019, cash provided by financing activities was as follows: The Company made net debt payments of approximately $122,000 and had checks written in excess of bank balance of $10,000, a change of $228,000.

The following table is a summary of the Company’s outstanding debt obligations.

	May 20, 2019	May 20, 2019	January 28, 2019	January 28, 2019
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,425,000	$354,000	$2,485,000	$560,000
Other-Miscellaneous	248,000	10,000	253,000	10,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,665,000	$364,000	$4,730,000	$570,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from November 2019 to October 2035.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of May 20, 2019 and January 28, 2019. The principal balance and any unpaid interest was due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $60,000 to Robert E. Wheaton for interest during the first quarters of Fiscal 2020 and Fiscal 2019.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $55,000 and $51,000 in principal during the first quarters of Fiscal 2020 and Fiscal 2019, respectively, under this mortgage. In addition, the Company paid approximately $5,000 and $8,000 in interest during the first quarters of Fiscal 2020 and Fiscal 2019, respectively.

Critical Accounting Policies and Judgments

The Company prepares its condensed consolidated financial statements in conformity with US GAAP. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the audited financial statements for Fiscal 2019 included in the 2019 Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and which may significantly affect the Company's results and financial position for the reported period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending May 20, 2019 and May 21, 2018.

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

Adopted and Recently Issued Accounting Standards

In November 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-18 – Collaborative Arrangements (Topic 808), which clarifies the interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers. The provisions of ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will be required to adopt this standard in the first quarter of fiscal year 2021. This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

Significant Accounting Policies Update

Adoption of ASC Topic 842: Leases

The Company adopted ASU 2016-02- Leases (Topic 842) and related amendments, as of January 29, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date. The Company also elected the practical expedient lease considerations to not allocate lease considerations between lease and non-lease components for real estate leases. As such, real estate lease considerations are treated as a single lease-component and accounted for accordingly.

The Company applied a portfolio approach to effectively account for the operating lease liabilities and operating lease assets; the Company does not have financing leases. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842.

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $14.4 million and $15.3 million, respectively, on the Company’s consolidated balance sheet as of January 29, 2019. The difference between the approximate value of the operating lease assets and liabilities is attributable to deferred rent, deferred rent incentives, leasehold interests and prepaid rent. The cumulative change in the beginning accumulated deficit was $(501,000) due to the adoption of Topic 842. There was no material impact on the Company’s consolidated statement of operations or consolidated statements cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840.

Operating Leases

The Company determines if an arrangement is a lease at inception. Lease agreements will typically exist with lease and non-lease components, which are generally accounted for separately.

The Company recognizes operating lease liabilities equal to the present value of the lease payments and operating lease assets representing the right to use the underlying asset for the lease term. The lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company will use a secured incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The operating lease assets include any lease payments made prior to lease commencement and are reduced by any lease incentives.

Under Topic 842, for any new leases entered into, the Company will assess if it is reasonably certain to exercise lease options to extend or terminate the lease for inclusion (or exclusion) in the lease term when the Company measures the lease liability. The depreciable life of any assets and leasehold improvements are limited by the expected lease term.

Certain of the Company’s operating leases include variable rental payments based on a percentage of sales over contractual levels. Variable rental payments are recognized in the consolidated statement of operations in the period in which the obligation for those payments is incurred. If such variable operating leases arise that include incentives from landlords in the form of cash, the Company will record the full amount of the incentive when specific performance criteria are met as a deferred liability. The deferred liability is amortized into income as a reduction of rent expense over the term of the applicable lease, including options to extend if they are reasonably certain to be exercised. The Company recognized those liabilities to be amortized within a year as a current liability and those greater than a year as a long-term liability. For purposes of recognizing these incentives and rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the lease asset to begin amortization, which is generally when the Company takes possession of the asset. Please refer to Note 5 – Operating Leases in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for policies and disclosures related to leases.

Off-Balance Sheet Arrangements

As of May 20, 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 20, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended May 20, 2019, there were no new, or material developments in any existing legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

Item 1A. Risk Factors

This item is not applicable to small issuers; however, please refer to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2019 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Of Senior Securities

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
101

The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended May 20, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

* Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 1 (Registration No. 333- 32249).

** Previously filed as an exhibit to the Registration Statement on Form S-1, Amendment No. 2 (Registration No. 333- 32249).

† Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Star Buffet, Inc.

Date: July 1, 2019	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer, President, Chief Financial Officer and Chairman

July 1, 2019	By:	/s/ Ronald E. Dowdy
Ronald E. Dowdy Group Controller, Treasurer, Secretary and Principal Accounting Officer