Form 10-Q
period 2019-08-12
STAR BUFFET INC
filed 2019-09-23
CIK 1043156

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 12, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 19, 2019 there were 3,213,075 shares of Common Stock, $ .001 par value, outstanding.

STAR BUFFET, INC. AND SUBSIDIARIES

INDEX

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 12, 2019	January 28, 2019
ASSETS

Current assets:
Cash and cash equivalents	$121,000	$163,000
Receivables, net	168,000	172,000
Inventories	213,000	254,000
Prepaid expenses	112,000	37,000

Total current assets	614,000	626,000

Property, buildings and equipment, net	5,351,000	5,560,000
Right-to-use lease assets	14,011,000	—
Other assets, net	195,000	205,000
Intangible assets, net	35,000	34,000

Total assets	$20,206,000	$6,425,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-trade	$1,233,000	$1,014,000
Checks written in excess of bank balance	71,000	—
Payroll and related taxes	1,798,000	1,767,000
Sales and property taxes	489,000	593,000
Rent, licenses and other	1,162,000	1,045,000
Income tax payable	36,000	35,000
Current maturities of lease liabilities	609,000	—
Current maturities of obligations under long-term debt	348,000	570,000

Total current liabilities	5,746,000	5,024,000
Deferred Rent Payable	—	386,000
Lease liabilities, net of current maturities	14,344,000	—
Other long-term liabilities	233,000	308,000
Note payable to officer	1,992,000	1,992,000
Long-term debt, net of current maturities	2,268,000	2,168,000

Total liabilities	24,583,000	9,878,000

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,500,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized 8,000,000 shares; issued and outstanding 3,213,075 and 3,213,075 shares	3,000	3,000
Additional paid-in capital	17,743,000	17,743,000
Accumulated deficit	(22,123,000)	(21,199,000)

Total stockholders’ equity	(4,377,000)	(3,453,000)

Total liabilities and stockholders’ equity	$20,206,000	$6,425,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 12,	August 13,	August 12,	August 13,
	2019	2018	2019	2018
Total revenues	$6,725,000	$7,251,000	$14,084,000	$14,846,000

Costs, expenses and other
Food costs	2,044,000	2,259,000	4,483,000	4,767,000
Labor costs	2,605,000	2,692,000	5,674,000	5,631,000
Occupancy and other expenses	1,278,000	1,355,000	2,861,000	2,971,000
General and administrative expenses	295,000	320,000	880,000	668,000
Depreciation and amortization	164,000	133,000	384,000	316,000

Total costs, expenses and other	6,386,000	6,759,000	14,282,000	14,353,000

Income from operations	339,000	492,000	(198,000)	493,000

Interest expense	105,000	115,000	249,000	267,000
Other income	13,000	22,000	39,000	49,000

Income before income taxes	247,000	399,000	(408,000)	275,000
Income tax provision	(10,000)	(10,000)	(15,000)	(20,000)

Net income	$237,000	$389,000	$(423,000)	$255,000

Net income per common share – basic and diluted	$0.07	$0.12	$(0.13)	$0.08

Weighted average shares outstanding – basic and diluted	3,213,075	3,213,075	3,213,075	3,213,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

Twelve Weeks Ended August 12, 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at May 20, 2019	3,213,000	$3,000	$17,743,000	$(22,360,000)	$(4,614,000)
Net income	—	—	—	237,000	237,000
Balance at August 12, 2019	3,213,000	$3,000	$17,743,000	$(22,123,000)	$(4,377,000)

Twenty-eight Weeks Ended August 12, 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 28, 2019	3,213,000	$3,000	$17,743,000	$(21,199,000)	$(3,453,000)
Adoption of new lease accounting	—	—	—	(501,000)	(501,000)
Net loss	—	—	—	(423,000)	(423,000)
Balance at August 12, 2019	3,213,000	$3,000	$17,743,000	$(22,123,000)	$(4,377,000)

Twelve Weeks Ended August 13, 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at May 21, 2018	3,213,000	$3,000	$17,743,000	$(20,792,000)	$(3,046,000)
Net income	—	—	—	389,000	389,000
Balance at August 13, 2018	3,213,000	$3,000	$17,743,000	$(20,403,000)	$(2,657,000)

Twenty-eight Weeks Ended August 13, 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 29, 2018	3,213,000	$3,000	$17,743,000	$(20,658,000)	$(2,912,000)
Net income	—	—	—	255,000	255,000
Balance at August 13, 2018	3,213,000	$3,000	$17,743,000	$(20,403,000)	$(2,657,000)

The accompanying notes are an integral part of the condensed consolidated financial statements.

STAR BUFFET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-eight Weeks Ended
	August 12, 2019	August 13, 2018
Cash flows from operating activities:
Net (loss) income	$(423,000)	$255,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	384,000	316,000
Amortization of franchise, loan cost, licenses and other	3,000	3,000
Noncash lease expense	56,000	-
Change in operating assets and liabilities:
Receivables, net	4,000	(198,000)
Inventories	41,000	15,000
Prepaid expenses	(76,000)	(82,000)
Deposits and other	10,000	(3,000)
Deferred rent payable	-	42,000
Accounts payable-trade	218,000	275,000
Income taxes payable	1,000	(11,000)
Other accrued liabilities	(31,000)	(79,000)
Net cash provided by operating activities	187,000	533,000

Cash flows from investing activities:
Acquisition of property, buildings and equipment	(175,000)	(198,000)
Net cash (used) in investing activities	(175,000)	(198,000)

Cash flows from financing activities:
Checks written in excess of bank balance	71,000	(130,000)
Payments on long term debt	(125,000)	(196,000)
Net cash (used) in financing activities	(54,000)	(326,000)

Net change in cash and cash equivalents	(42,000)	9,000

Cash and cash equivalents at beginning of period	163,000	128,000

Cash and cash equivalents at end of period	$121,000	$137,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$107,000	$128,000

Income taxes	$14,000	$31,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Star Buffet, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of Business and Nature of Operations

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At August 12, 2019, the Company operated 26 full-service restaurants. During the first two quarters of fiscal year ending January 27, 2020 (“Fiscal 2020”), the Company also had three restaurants that were not in operation. One restaurant was leased to a third-party operator, one was closed for remodeling and repositioning and one was used as a warehouse. The Company’s restaurants operate under trade names owned by the Company and include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, and Casa Bonita®. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, and Utah. The Company has an executive office in Scottsdale, Arizona and management information systems in Salt Lake City, Utah.

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of the Company and its subsidiaries through August 12, 2019. The Company utilizes a 52/53 week fiscal year which ends on the last Monday in January. The first quarter of each fiscal year contains 28 weeks while the other three quarters each contain 12 weeks, except the fourth quarter has 13 weeks if the fiscal year has 53 weeks. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents, if any, outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any dilutive stock options as of August 12, 2019 or August 13, 2018.

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

d) Inventories

Inventories consist of food, beverages, gift shop items and certain restaurant supplies and are valued at the lower of cost or net realizable value, determined by the first-in, first-out method.

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

Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted net cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected net cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge and could adversely affect operating results in any period.  The Company recorded no impairment losses associated with certain restaurant facilities for the 28 weeks ended August 12, 2019 and August 13, 2018.

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

The components of property, buildings and equipment as of August 12, 2019 consist of 26 operating restaurant properties, one restaurant property that is leased to third party, one non-operating restaurant that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The components of property, buildings and equipment as of January 28, 2019 consisted of 26 operating restaurant properties, one restaurant property that is leased to a third party, two non-operating restaurants that remain closed for remodeling and repositioning and one non-operating property that is used as warehouse for equipment. The Company recorded depreciation expense of $384,000 and $316,000 for the twenty-eight weeks ended August 12, 2019 and August 13, 2018, respectively.

	August 12, 2019			January 28, 2019
Property, building and equipment:		Accum.			Accum.
	Cost	Depr.	Net	Cost	Depr.	Net
Operating	$12,006,000	$7,794,000	$4,212,000	$11,760,000	$7,360,000	$4,400,000
Leased	1,174,000	789,000	385,000	1,174,000	778,000	396,000
Held for Future Use	2,066,000	1,312,000	754,000	2,066,000	1,302,000	764,000
Total	$15,246,000	$9,895,000	$5,351,000	$15,000,000	$9,440,000	$5,560,000

g) Other Assets

Other assets consist of deposits.

h) Intangible Assets

The Company’s intangible assets consist of trademarks as of August 12, 2019 and January 28, 2019. Trademark assets have an indefinite asset life.

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

	January 28, 2019			August 12, 2019
	Gift Certificate Liability	Gift Certificates Issued	Gift Certificates Redeemed	Gift Certificate Liability
Gift Certificates	$14,100	$7,500	$(17,200)	$4,400

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

Note 3 – Related Party Transactions

Robert E. Wheaton currently beneficially owns approximately 46.7% of our total equity securities and possesses approximately 46.7% of the total voting power. Thus Mr. Wheaton has the ability to control or significantly influence all matters requiring the approval of our stockholders, including the election of nominees to our board of directors. During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of August 12, 2019 and January 28, 2019. The principal balance and any unpaid interest were due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing, and pursuant to plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $105,000 to Mr. Wheaton for interest during the first two quarters of Fiscal 2020 and the fiscal year ending January 28, 2019 (“Fiscal 2019”).

On November 9, 2016, the Company borrowed $450,000 from Mr. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $82,000 and $81,000 in principal during the first quarters of Fiscal 2020 and Fiscal 2019, respectively, under this mortgage. In addition, the Company paid approximately $7,000 and $14,000 in interest during the first two quarters of Fiscal 2020 and Fiscal 2019, respectively. The Company owes Mr. Wheaton $71,000 and $156,000 for principal as of August 12, 2019 and January 28, 2019, respectively.

The Company did not lease any new restaurants from Mr. Wheaton during Fiscal 2020 or Fiscal 2019. The Company paid to Mr. Wheaton $468,000 and $451,000 in rent during the first two quarters of Fiscal 2020 and Fiscal 2019, respectively. The Company owes Mr. Wheaton $737,000 and $813,000 primarily for interest as of August 12, 2019 and January 28, 2019, respectively.

Note 4 - Long-Term Debt

The following table is a summary of the Company’s outstanding debt obligations.

	August 12, 2019	August 12, 2019	January 28, 2019	January 28, 2019
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,370,000	$332,000	$2,485,000	$560,000
Other-Miscellaneous	246,000	16,000	253,000	10,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,608,000	$348,000	$4,730,000	$570,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from November 2019 to October 2035.

Note 5 – Operating Leases

As of August 12, 2019, the Company leased restaurant properties and office space. As of that same date, the Company had no financing leases. The operating leases had no material residual value guarantees or material restrictive covenants. Certain of the Company’s operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some operating leases include one or more options to renew, with renewal terms that can extend the lease term from two to sixteen years from the terms of the original agreement. The exercise of lease renewal options is at the Company’s sole discretion. As of August 12, 2019, the Company did include options to renew in the operating lease assets and liabilities if it is reasonably certain to exercise lease options.

The components of lease expense were as follows:

Lease Cost	For the Twenty-eight Weeks Ended August 12, 2019	For the Twenty-eight Weeks Ended August 13, 2018
Operating lease costs	$817,000	$798,000
Variable lease costs	45,000	48,000
Total lease cost	$862,000	$846,000

The Company used an incremental borrowing rate in January 2019, for operating leases that commenced prior to that date. The incremental borrowing rate is estimated based upon (1) the financial condition and credit rating of the Company and its peers, (2) the term of the lease, (3) the nature of the underlying asset, and (4) the relative economic environment.

For the twenty-eight weeks ended August 12, 2019, operating lease liabilities arising from obtaining new operating leases was $0.

For the twenty-eight weeks ended August 12, 2019, the total cash paid for amounts included in the measurement of operating leases liabilities was $842,000.

Lease Term and Discount Rate	August 12, 2019
Weighted-average remaining lease term (in years)
Operating leases	17.4
Weighted-average discount rate
Operating leases	6.0%

The aggregate annual lease obligations at August 12, 2019 are as follows:

Fiscal Year	Operating Leases
Remainder of 2020	$634,000
2021	1,448,000
2022	1,435,000
2023	1,400,000
2024	1,386,000
Thereafter	18,410,000
Total undiscounted lease obligations	24,713,000
Less imputed interest	(9,760,000)
Net lease obligations	$14,953,000

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

Note 6 — Management Update – Operations

Management has added several new locations over the past few years. The Company has a net loss of $541,000 in the year end January 28, 2019 and a net loss of $423,000 in the first two quarters of fiscal 2020. Management intends to and has focused on reducing costs and increasing earnings in Fiscal 2020. Management believes it can lower food and occupancy and other expenses in Fiscal 2020. The food cost was significantly lower in the second quarter of Fiscal 2020 compared to the same quarter of the prior year and occupancy and other expenses would have been lower except for rent reimbursement in the prior year due to a kitchen fire. Management expected a modest increase in labor costs due to the tight labor market and increases in the minimum wages in many of the state in which it operates. However, the labor increase was a significant 3.0% in first quarter of fiscal 2020. The labor costs increased by 1.6% in the second quarter of Fiscal 2020 compared to the same period of the prior year. We expect the increases in labor costs for the remaining two quarters in fiscal 2020 to be more in line with the second quarter increase since there are no significant scheduled minimum wages increases until January of 2020.We increased restaurant pricing in the second quarter of fiscal 2020. Management intends to sell certain excess assets during the current fiscal year. Management has refinanced some long-term debt in the current fiscal year.

Note 7 - Commitments and Contingencies

In connection with the employment contract with Mr. Wheaton, the Company has agreed to pay Mr. Wheaton three years of his salary plus bonus if he resigns related to a change of control, is terminated without cause or if he resigns for good reason.

On August 4, 2010, Spirit Master Funding, LLC (‘Spirit”), a landlord of a Company subsidiary, filed case number CV-2010-022169 in the Superior Court of the State of Arizona for the failure of the subsidiary to pay $3.7 million in rent and accelerated rent for four restaurants leased to the subsidiary. During the bankruptcy, Spirit filed a proof of claim as an unsecured creditor for approximately $1.5 million. On October 14, 2016, the Company settled the claim for $900,000 payable over five years at five percent interest. The outstanding balance was $498,000 and $525,000 as of August 12, 2019 and January 28, 2019, respectively. In May 2019 the Company settled a general liability case in Colorado.

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

Executive Summary

Star Buffet, Inc., a Delaware corporation (the “Company,” “we” or “us”), is a multi-concept restaurant holding company. The Company was incorporated on July 28, 1997. At August 12, 2019, the Company operated 26 full-service restaurants. During the first two quarters of fiscal year ending January 27, 2020 (“Fiscal 2020”), the Company also had three restaurants that were not in operation. One restaurant was leased to a third-party operator, one was closed for remodeling and repositioning and one was used as a warehouse. The Company’s restaurants operate under trade names are owned by the Company and include 4B’s Restaurants®, BuddyFreddys®, Barnhill’s Salads Buffet Desserts®, and Casa Bonita®. The Company's restaurants are located in Arkansas, Arizona, Colorado, Florida, Idaho, Mississippi, Montana, New Mexico, Texas, and Utah. The Company has an executive office in Scottsdale, Arizona and management information systems in Salt Lake City, Utah.

Recent Developments

Please refer to Note 8 – Subsequent Events in the Company’s Notes to Unaudited Condensed Consolidated Financial Statements for recent developments.

The following table summarizes the Company’s results of operations as a percentage of total revenues for the 12 and 28 weeks ended August 13, 2018 and August 13, 2018, respectively.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 12,	August 13,	August 12,	August 13,
	2019	2018	2019	2018
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other
Food costs	30.4	31.2	31.8	32.1
Labor costs	38.7	37.1	40.3	37.9
Occupancy and other expenses	19.0	18.7	20.3	20.0
General and administrative expenses	4.4	4.4	6.3	4.5
Depreciation and amortization	2.4	1.8	2.7	2.1
Total costs, expenses and other	95.0	93.2	101.4	96.6

Income from operations	5.0	6.8	(1.4)	3.4

Interest expense	1.6	1.6	1.8	1.8
Other income	0.2	0.3	0.3	0.3
Income before income tax	3.6	5.5	(2.9)	1.9

Income tax provision	0.1	0.1	0.1	0.1
Net income	3.5%	5.4%	(3.0)%	1.8%

The table below outlines the number of operating and non-operating restaurants by the Company as of August 12, 2019 and January 28, 2019.

	August 12, 2019	January 28, 2019
Operating Restaurants:
4B’s (1) (2)	13	14
JB’s	6	5
Steakhouses (3)	4	4
Buffets (4)	2	2
Casa Bonita	1	1
	26	26
Non-Operating Restaurants:
Leased to Third Parties	1	1
Warehouse	1	1
Held for Future Use	1	1
	3	3
Total	29	29

(1)	Includes one Frosty Freez restaurant and one Antler’s restaurant.
(2)	The 4B’s Café in Deer Lodge Montana operates seasonally from approximately May to September.
(3)	Includes two Pecos Diamond restaurants, one Bar H restaurant and one Rancher’s Grill restaurant.
(4)	Includes one Barnhill’s Salads Buffet Desserts restaurant and one BuddyFreddys restaurant.

Sixteen Weeks Ended August 12, 2019 compared to Twelve Weeks Ended August 13, 2018

Overview - The Company has a consolidated net income for the 12-week period ended August 12, 2019 of $237,000 or $0.07 per diluted share as compared with net income of $389,000 or $0.12 per diluted share for the 12 weeks end August 13, 2018, a decrease of approximately $152,000 from the comparable prior fiscal year period. The decrease in net income was primarily from the result of approximately $153,000 decrease in net income from operations due primarily to a $526,000 decrease in revenues and higher labor costs as a percentage of revenues.

Revenues - Total revenues decreased by approximately $526,000, or 7.3%, from $7.3 million in the 12 weeks ended August 13, 2018 to $6.7 million in the 12 weeks ended August 12, 2019. The decrease in revenues was primarily the result of an approximately $305,000 or 4.5% decrease in comparable same store sales and an approximately $276,000 decrease in revenue for the closure of two restaurants plus the temporary closure of one restaurant. The decrease in revenues was partially offset by the net increase of approximately $55,000 attributable to the opening of one restaurant each in Fiscal 2019 and Fiscal 2020.

Food Costs - Food costs as a percentage of total revenues decreased from 31.2% during the 12-week period ended August 13, 2018 to 30.4% during the 12-week period ended August 12, 2019. The food cost decreased in the current fiscal quarter as compared to the same period in the prior year as a percentage of sales primarily from stable wholesale costs and higher guest check average in Fiscal 2020 as compared to Fiscal 2019. Food costs decreased by approximately $215,000 in the 12-week period ended August 12, 2019 compared to the same period ended August 13, 2018 primarily due a $526,000 decrease in revenues.

Labor - Labor costs as a percentage of total revenues increased from 37.1% during the 12-week period ended August 13, 2018 to 38.7% during the 12-week period ended August 12, 2019. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in the States of Arkansas, Arizona, Colorado, Florida and Montana and $526,000 in lower revenue in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 18.7% during the 12-week period ended August 13, 2018 to 19.0% during the 12-week period ended August 12, 2019. The increase as a percentage of total revenues was primarily attributable to a lower rent expense as a percentage of total revenues in the second quarter of the prior year primarily resulting from a rent reimbursement regarding the fire in Kalispell in Fiscal 2019. Occupancy and other expense decreased approximately $77,000 in the 12-week period ended August 12, 2019 primarily due to the decrease of $526,000 in revenues in the second quarter of Fiscal 2020 compared the same period in Fiscal 2019.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues remained the same at 4.4% during the 12-week period ended August 13, 2018 and during the 12-week period ended August 12, 2019. General and administrative expense decreased from $320,000 during the 12-week period ended August 13, 2018 to $295,000 during the 12-week period ended August 12, 2019.

Depreciation and Amortization - Depreciation and amortization expense increased from $133,000 during the 12-week period ended August 13, 2018 to $164,000 during the 12-week period ended August 12, 2019. The increase was primarily attributable to additional restaurants acquired.

Interest Expense - Interest expense decreased from $115,000 during the 12-week period ended August 13, 2018 to $105,000 during the 12-week period ended August 12, 2019. The decrease was attributable to lower debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 12-week period ended August 12, 2019 as compared to the 12-week period ended August 13, 2018.

Other Income - Other income is primarily rental income from the Company’s leased properties. Rental income was $22,000 for two properties leased for the 12-week period ended August 13, 2018. Rental income was $13,000 for one property leased for the 12-week period ended August 12, 2019.

Income Taxes - The income tax provision totaled $10,000 for the 12-week period ended August 13, 2018 and $10,000 for the 12-week period ended August 12, 2019. The Company has net deferred income tax assets of $0 on August 12, 2019 and January 28, 2019. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 12, 2019.

Twenty-eight Weeks Ended August 12, 2019 compared to Twenty-eight Weeks Ended August 13, 2018

Overview - The Company has a consolidated net loss for the 28-week period ended August 12, 2019 of $(423,000) or $(0.13) per diluted share as compared with net income of $255,000 or $0.08 per diluted share for the 28-weeks ended August 13, 2018, a decrease of approximately $678,000 from the comparable prior fiscal year period. The net decrease in operations was primarily from the result of approximately $691,000 decrease from income from operations due primarily to a $762,000 decrease in revenues and higher labor and higher legal expenses in general and administrative costs as a percentage of revenues.

Revenues - Total revenues decreased by approximately $762,000, or 5.1%, from $14.8 million in the 28 weeks ended August 13, 2018 to $14.1 million in the 28 weeks ended August 12, 2019. The decrease in revenues was primarily the result of an approximately $681,000 or 4.9% decrease in comparable same store sales and an approximately $504,000 decrease in revenue for the closure of two restaurants plus the temporary closure of one restaurant. The decrease in revenues was partially offset by the net increase of approximately $423,000 attributable to the opening of one restaurant in Fiscal 2020, two restaurants in Fiscal 2019 and the reopening of one restaurant closed due to a kitchen fire.

Food Costs - Food costs as a percentage of total revenues decreased from 32.1% during the 28-week period ended August 13, 2018 to 31.8% during the 28-week period ended August 12, 2019. The food cost decreased in the current fiscal quarter as compared to the same period in the prior year as a percentage of sales primarily from stable wholesale costs and higher guest check average in Fiscal 2020 as compared to Fiscal 2019. Food costs decreased by approximately $284,000 in the 28-week period ended August 12, 2019 compared to the same period ended August 13, 2018 primarily due a $762,000 decrease in revenues.

Labor - Labor costs as a percentage of total revenues increased from 37.9% during the 28-week period ended August 13, 2018 to 40.3% during the 28-week period ended August 12, 2019. The increase as a percentage of total revenues was primarily attributable to higher minimum wages in the States of Arizona, Colorado, Florida and Montana and $762,000 in lower revenue in the first two quarters of Fiscal 2020 compared to the first two quarters of Fiscal 2019.

Occupancy and Other Expenses - Occupancy and other expenses as a percentage of total revenues increased from 20.0% during the 28-week period ended August 13, 2018 to 20.3% during the 28-week period ended August 12, 2019. The increase as a percentage of total revenues was primarily attributable to a lower rent expense as a percentage of total revenues in the second quarter of the prior year primarily resulting from a rent reimbursement regarding the fire in Kalispell in Fiscal 2019. Occupancy and other expense decreased approximately $110,000 in the 28-week period ended August 12, 2019 primarily due to the decrease of $762,000 in revenues in the first two quarters of Fiscal 2020 compared the same period in Fiscal 2019.

General and Administrative Expenses - General and administrative expense as a percentage of total revenues increased from 4.5% during the 28-week period ended August 13, 2018 to 6.3% during the 28-week period ended August 12, 2019. General and administrative expense increased from $668,000 during the 28-week period ended August 13, 2018 to $880,000 during the 28-week period ended August 13, 2018. The increase was primarily attributable to higher legal expense in first two quarters of Fiscal 2020 compared same period in Fiscal 2019. The legal expenses primarily resulted from a settlement of a general liability case in Denver, Colorado and a trademark dispute in Arkansas.

Depreciation and Amortization - Depreciation and amortization expense increased from $316,000 during the 28-week period ended August 13, 2018 to $384,000 during the 28-week period ended August 12, 2019. The increase was primarily attributable to additional restaurants acquired.

Interest Expense - Interest expense decreased from $267,000 during the 28-week period ended August 13, 2018 to $249,000 during the 28-week period ended August 13, 2018. The decrease was attributable to lower debt balance primarily relating to loans for the purchase and remodel of the 4B’s restaurant in Missoula, Montana in the 28-week period ended August 12, 2019 as compared to the 28-week period ended August 13, 2018.

Other Income - Other income consists primarily of rental income from the Company’s leased properties. Rental income was $49,000 for two properties leased for the 28-week period ended August 13, 2018. Rental income was $39,000 for one property leased for the 28-week period ended August 12, 2019. Rental income was adversely impacted by the loss of one tenant.

Income Taxes - The income tax provision totaled $20,000 for the 28-week period ended August 13, 2018 and $15,000 for the 28-week period ended August 12, 2019. The Company has net deferred income tax assets of $0 on August 13, 2018 and January 29, 2018. The Company has a net operating loss for tax and financial reporting purposes. The Company has full valuation against its existing deferred tax assets as of August 12, 2019.

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

As of August 12, 2019, the Company had $121,000 in cash.  Cash and cash equivalents decreased by $42,000 during the 28-weeks ended August 12, 2019. The net working capital deficit was $5.2 million and $4.4 million at August 12, 2019 and January 28, 2019, respectively. We will need to raise additional capital to grow our business and anticipate raising such capital through the issuance of common stock, preferred stock or debt. We have recently been borrowing required capital to grow our business from our principal shareholders. We have no commitment from them to provide additional capital or assurance that they will voluntarily continue to provide capital as needed. We may be unable to raise additional capital as needed, and we will likely be required to pay a high price for capital.

The Company generates cash flow daily from sales in its restaurants and manages its cash balances to meet its current operating obligations. The Company spent approximately $175,000 on capital expenditures during the 28-weeks ending August 12, 2019, primarily on existing restaurants.

Cash provided from operations was approximately $187,000 for the 28-weeks ending August 12, 2019 and $533,000 for the 28-weeks ending August 13, 2018, respectively. The decrease in cash generated from operating activities for the 28-week period ending August 12, 2019 was primarily due to the increase in the net loss in the current fiscal year as compared to the prior fiscal year.

Cash used by financing activities was approximately $54,000 for the 28-weeks ending August 12, 2019 compared to cash used by financing activities of approximately $326,000 for the 28-weeks ending August 13, 2018. In the first two quarters of Fiscal 2020, cash used by financing activities was as follows: The Company made net debt payments of approximately $125,000 and had checks written in excess of bank balance of $71,000, a change of $71,000. In the first quarter of Fiscal 2019, cash provided by financing activities was as follows: The Company made net debt payments of approximately $196,000 and had checks written in excess of bank balance of $108,000, a change of $130,000.

The following table is a summary of the Company’s outstanding debt obligations.

	August 12, 2019	August 12, 2019	January 28, 2019	January 28, 2019
Type of Debt (1)	Total Debt	Current Portion	Total Debt	Current Portion
Real Estate Mortgages	$2,370,000	$332,000	$2,485,000	$560,000
Other-Miscellaneous	246,000	16,000	253,000	10,000
Note Payable to Officer	1,992,000	-	1,992,000	-
Total Debt	$4,608,000	$348,000	$4,730,000	$570,000

(1)	The interest rates range from 6% to 11.5%. The maturity dates of the obligations range from November 2019 to October 2035.

During fiscal 2008, the Company borrowed approximately $1,400,000 from Mr.  Wheaton.  In June 2008, the Company borrowed an additional $592,000 from Mr. Wheaton under the same terms. This resulted in an increase in the note balance from $1,400,000 to $1,992,000, the balance as of August 12, 2019 and January 28, 2019. The principal balance and any unpaid interest were due and payable in full on June 5, 2012. The loan was subsequently modified as a result of the Company’s bankruptcy filing and pursuant to the plan of reorganization approved by the Bankruptcy Court on December 17, 2012 (the “Bankruptcy Plan”), the principal balance was not eligible to be repaid until all obligations owed to other creditors have been fully satisfied. Interest accrued on the principal amount of $1,992,000 and the interest of $197,000 from September 28, 2011 to December 7, 2016 at the Bankruptcy Plan rate. When the Bankruptcy Court entered into a Final Decree and Order Closing the Bankruptcy Case of Star Buffet, Inc. on December 7, 2016 the Company reverted back to the original interest rate of 8.5%. The Company expensed $105,000 to Robert E. Wheaton for interest during the first quarters of Fiscal 2020 and Fiscal 2019.

On November 9, 2016, the Company borrowed $450,000 from Mr. Robert E. Wheaton to remodel the 4B’ Restaurant in Missoula, Montana. The three-year fully amortized secured loan has monthly payments of $14,839 and interest rate of 11.5%. The Company paid Mr. Wheaton approximately $82,000 and $81,000 in principal during the first quarters of Fiscal 2020 and Fiscal 2019, respectively, under this mortgage. In addition, the Company paid approximately $7,000 and $14,000 in interest during the first quarters of Fiscal 2020 and Fiscal 2019, respectively.

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

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated based on the weighted-average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents outstanding during the period. Dilutive stock options are considered to be common stock equivalents and are included in the diluted calculation using the treasury stock method. The Company did not have any outstanding stock options for the fiscal quarters ending August 12, 2019 and August 13, 2018.

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

Off-Balance Sheet Arrangements

As of August 12, 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 12, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the fiscal quarter ended August 12, 2019, there were no new, or material developments in any existing legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

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

Exhibit Index

Exhibit	Description
Number	of Exhibit

3.1	Certificate of Incorporation*
3.2	Bylaws, as amended on September 22, 1997*
4.1	Form of Common Stock Certificate**
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	The following financial information from the quarterly report on Form 10-Q of Star Buffet, Inc. for the quarter ended August 12, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. †

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

Star Buffet, Inc.

Date: September 23, 2019	By:	/s/ Robert E. Wheaton
Robert E. Wheaton, Chief Executive Officer,
President, Chief Financial Officer and Chairman

	By:	/s/ Ronald E. Dowdy
September 23, 2019		Ronald E. Dowdy
Group Controller,
Treasurer, Secretary and
Principal Accounting Officer